Form 10-Q
period 2018-07-31
KLX Energy Services Holdings, Inc.
filed 2018-08-30
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended July 31, 2018

Commission File No. 001-38609

KLX ENERGY SERVICES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4904146
(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida 33414

(Address of principal executive offices)

(561) 383-5100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] (as to part 1) NO [X] (as to part 2)

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [  ] Accelerated filer [  ] Non-accelerated filer (do not check if a smaller reporting company) [X] Smaller reporting company [  ] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

KLX ENERGY SERVICES HOLDINGS, INC.

Form 10-Q for the Quarter Ended July 31, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In millions)

	July 31,	January 31,
	2018	2018

ASSETS

Current assets:
Cash and cash equivalents	$—	$—
Accounts receivable–trade, less allowance for doubtful accounts ($2.8 at July 31, 2018 and $2.3 at January 31, 2018)	84.7	73.9
Inventories, net	11.5	10.2
Other current assets	3.2	2.0
Total current assets	99.4	86.1

Property and equipment, net of accumulated depreciation ($139.6 at July 31, 2018 and $128.9 at January 31, 2018)	195.5	179.5
Identifiable intangible assets, net	2.7	2.8
Other assets	7.9	5.4
	$305.5	$273.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$34.4	$31.8
Accrued liabilities	15.1	16.2
Total current liabilities	49.5	48.0

Other non-current liabilities	1.1	1.2

Commitments, contingencies and off-balance sheet arrangements (Note 7)
Parent company equity:
Parent company investment	1,036.7	1,025.8
Accumulated deficit	(781.8)	(801.2)
Total Parent company equity	254.9	224.6
	$305.5	$273.8

See accompanying notes to condensed financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)

(In millions)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2018	2017	2018	2017
Service revenues	$117.9	$73.5	$228.2	$137.0
Cost of sales	85.7	63.7	167.7	119.6
Selling, general and administrative	17.9	17.2	39.7	34.8
Research and development costs	0.6	0.4	1.3	0.8
Operating earnings (loss)	13.7	(7.8)	19.5	(18.2)
Income tax expense	0.1	0.1	0.1	0.1
Net earnings (loss)	$13.6	$(7.9)	$19.4	$(18.3)

See accompanying notes to condensed financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	SIX MONTHS ENDED
	JULY 31,	JULY 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$19.4	$(18.3)
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	18.2	16.9
Non-cash compensation	5.1	5.8
Provision for doubtful accounts	0.5	(1.7)
Loss on disposal of property, equipment and other	0.4	0.4
Changes in operating assets and liabilities:
Accounts receivable	(11.3)	(22.0)
Inventories	(1.2)	(0.3)
Other current and non-current assets	(3.8)	(5.0)
Accounts payable	3.6	9.7
Other current and non-current liabilities	(1.2)	0.7
Net cash flows provided by (used in) operating activities	29.7	(13.8)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(35.5)	(21.1)
Net cash flows used in investing activities	(35.5)	(21.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Parent	5.8	34.9
Net cash flows provided by financing activities	5.8	34.9

Net change in cash and cash equivalents	—	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$—	$—

Supplemental schedule of non-cash activities:
Accrued property additions	$3.8	$1.1

See accompanying notes to condensed financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited – In millions)

Note 1.Description of Business and Basis of Presentation

Description of Business

On August 24, 2018, the board of directors (the “Board”) of KLX Inc. (the “Parent” or “KLX”) approved the distribution of all of the common stock of KLX Energy Services Holdings, Inc. (the “Company” or “KLX Energy Services”), a wholly-owned subsidiary of KLX, to KLX stockholders as of the spin-off record date as part of a taxable spin-off. Upon completion of the spin-off, KLX stockholders will own 100% of the outstanding shares of common stock of KLX Energy Services.

The spin-off of KLX Energy Services will be made as part of a plan approved by the Board to spin off KLX’s energy services business into a stand-alone, publicly-traded company prior to the proposed merger (the “Merger”) of KLX with a wholly-owned subsidiary of The Boeing Company (“Boeing”) pursuant to an agreement and plan of merger, dated as of April 30, 2018, as amended on June 1, 2018, and as it may be further amended from time to time (the “Merger Agreement”).

The Company is a provider of completion, intervention and production services and products to the major onshore oil and gas producing regions of the United States.

Basis of Presentation

The Company’s unaudited condensed financial statements have been derived from the Parent’s condensed consolidated financial statements and accounting records as if it was operated on a stand-alone basis and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions and account balances within the Company have been eliminated.

The condensed statements of earnings (loss) reflect allocations of general corporate expenses from the Parent, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Management of the Company and Parent considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Parent’s cash has not been assigned to the Company for any of the periods presented because those cash balances are not directly attributable to the Company. The Parent will contribute $50 to the Company in connection with the separation. Parent’s debt obligations and the related interest expense have not been attributed to the Company for any of the periods presented because Parent’s borrowings and the related guarantees on such borrowings are not directly attributable to the businesses that comprise the Company.

Parent has historically used a centralized approach to cash management and financing of its operations. Transactions between the Company and Parent are considered to be effectively settled for cash at the time the transaction is recorded. The net effect of these transactions is included in the condensed statements of cash flows as Net transfers from Parent.

The Company’s ability to satisfy its liquidity requirements depends on its future operating performance, which is affected by prevailing economic conditions, the level of drilling, completion, intervention and production activity for North American onshore oil and natural gas resources, and financial and business and other factors, many of which are beyond the Company’s control. Due to improvements in the oil and gas industry, cash used in/provided by operating activities improved beginning in mid-2016 and continuing throughout the year ended January 31, 2018. The Company generated cash from operating activities starting in the third quarter of 2017, which continued into the second quarter of 2018. The Company’s reliance on funding from Parent decreased, receiving contributions of $5.8 and $34.9 for the six months ended July 31, 2018 and 2017, respectively, as revenues grew 66.6% for the six months ended July 31, 2018 as compared with the same period in the prior year. Contributions from Parent primarily funded the Company’s capital expenditures of $35.5 for the six months ended July 31, 2018 as compared to $21.1 for the six months ended July 31, 2017. During the six months ended July 31, 2018, exclusive of spin-off costs, the Company used  approximately $0.1 in cash from operations less capital expenditures, as compared with a use of cash of approximately $34.9 calculated in the same manner for the same period of the prior year.

As noted above, Parent has committed to contribute $50 to the Company at the date of separation to support the Company’s liquidity. In addition, Parent has committed to provide financial support, as needed, to the Company through the date of the spin-off. Any Parent funding, net of cash remitted to Parent, from the date of the Merger Agreement to the distribution date will be required to be reimbursed to Parent after the spin-off. Alternatively, any net cash generated by the Company between the Merger Agreement date and the distribution date will remain with the Company. Management evaluated its liquidity needs for the 12 months following the issuance of these financial statements including consideration of the possible impacts of a significant decline in oil and natural gas prices on the Company’s financial results. On August 10, 2018, the Company entered into a $100 asset based revolving line of credit (see Note 11 – Subsequent Events). As a result, management concluded that the Company will meet its obligations during the next year with cash from operating activities, the contribution of $50 by Parent, the Company’s $100 asset based revolving line of credit and management’s ability to control the timing of capital and other discretionary expenditures in the event of an unexpected downturn.

Parent Company Investment – Parent company investment in the condensed balance sheets represents Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Parent and net transfers of cash and assets from Parent. See Note 4 for a further description of the transactions between the Company and Parent.

Financial Statement Preparation – The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Note 2.Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation—Stock Compensation (Topic 718). This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance became effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on the Company’s condensed financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-01 is not expected to have a material impact on the Company’s condensed financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied retrospectively. The Company does not expect a material impact upon adoption of this ASU to its condensed financial statements as the Company’s condensed statements of cash flows are not impacted by the eight issues listed above.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the statement of earnings, rather than equity, and requires excess tax benefits from stock-based compensation to be classified in cash flow from operations. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect a material impact upon adoption of this ASU to its condensed financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its condensed financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. To assess the impact of this guidance, the Company has established a cross functional implementation project team, inventoried its revenue streams and contracts with customers and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences. Based on its preliminary assessment, the Company expects to provide increased disclosures to comply with the ASU but does not expect significant changes to its balance sheet or prior period statements of earnings (loss).

Note 3.Property and Equipment, Net

Property and equipment consist of the following:

	Useful	July 31,	January 31,
	Life (Years)	2018	2018
Land, buildings and improvements	3 - 30	$31.2	$29.6
Machinery	5 - 20	133.3	125.6
Furniture and equipment	5	170.6	153.2
		335.1	308.4
Less accumulated depreciation		139.6	128.9
		$195.5	$179.5

Depreciation expense was $9.3 and $8.4 for the three months ended July 31, 2018 and 2017, respectively, and $18.1 and $16.8 for the six months ended July 31, 2018 and 2017, respectively.

Note 4.Related Party Transactions

The condensed statements of earnings (loss) for the three and six months ended July 31, 2018 and 2017 include an allocation of general corporate expenses from KLX. These costs were allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $5.7 and $4.2 for the three months ended July 31, 2018 and 2017, respectively, and $13.4 and $8.6 for the six months ended July 31, 2018 and 2017, respectively, and were reported in the Company’s selling, general and administrative expenses on its condensed statements of earnings (loss). These amounts include costs for allocations related to Parent’s strategic alternatives review process in the first quarter of 2018, the Company’s spin-off process in the second quarter of 2018 as well as for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The Company has entered into a transition services agreement to receive some or all of the above functions for up to six months. The costs to be charged to the Company will vary depending on the support provided.

Note 5.Accrued Liabilities

Accrued liabilities consist of the following:

	July 31,	January 31,
	2018	2018
Accrued salaries, vacation and related benefits	$7.3	$6.8
Accrued bonuses	3.7	6.3
Accrued property taxes	2.0	1.1
Other accrued liabilities	2.1	2.0
	$15.1	$16.2

Note 6.Fair Value Information

All financial instruments are carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

Level 1 – quoted prices in active markets for identical assets and liabilities.

Level 2 – quoted prices for identical assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3 – unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash and cash equivalents (which the Company classifies as Level 1 assets), accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There are no financial instruments with Level 2 or Level 3 inputs at any date.

Note 7.Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed balance sheets. At July 31, 2018, future minimum lease payments under these arrangements approximated $36.4, of which $21.8 is related to long-term real estate leases.

Litigation – The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s condensed financial statements.

Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

The Company has employment agreements with certain key members of management expiring on various dates. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

Pursuant to the distribution agreement, the Company will indemnify KLX to the extent that KLX determines that it has recognized any gain on the distribution, as calculated in the manner described in the distribution agreement.

Note 8.Accounting for Stock-Based Compensation

The Parent has a Long-Term Incentive Plan (“LTIP”) under which its Compensation Committee granted stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

Compensation cost is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price. Share based compensation of $2.5 and $3.0 was recorded in selling, general and administrative expense for the three months ended July 31, 2018 and 2017, respectively, and $4.9 and $5.7 for the six months ended July 31, 2018 and 2017, respectively, including both the amounts related specifically to the Company’s employees and the corresponding expense allocated by the Parent to the Company as previously discussed in the related party transaction footnote above. Unrecognized compensation cost related to these grants was $9.0 at July 31, 2018. The Company will recognize a charge equal to the then unrecognized compensation cost of the grants resulting from the acceleration of shares under the Parent’s LTIP upon the closing of the sale of the Parent to Boeing.

The Parent has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Parent’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of KLX’s shares on the date of purchase and the purchase price of the shares. Compensation cost was not material for the three months ended July 31, 2018 and 2017, respectively, and $0.1 and $0.1 for the six months ended July 31, 2018 and 2017, respectively.

Note 9.Income Taxes

The effective income tax rate varies from the federal statutory rate of 21% in 2018 (35% in 2017) primarily due to the fact that the Company has a full valuation allowance against its net deferred tax asset. The 2018 federal statutory rate is lower than the prior year as a result of recently enacted tax legislation.

Note 10.Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest (the Permian Basin and Eagle Ford Shale), the Rocky Mountains (the Bakken formation, Williston, DJ, Uinta and Piceance Basins and Niobrara Shale) and the Northeast (the Marcellus and Utica Shales as well as the Mid-Continent STACK and SCOOP and Haynesville). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and operating earnings (losses) by reportable segment:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2018	2017	2018	2017
Revenues
Southwest	$40.6	$24.8	$80.4	$45.9
Rocky Mountains	47.8	29.0	88.0	54.8
Northeast	29.5	19.7	59.8	36.3
Total revenues	117.9	73.5	228.2	137.0
Operating earnings (loss)(1)
Southwest	3.1	(3.8)	5.2	(9.2)
Rocky Mountains	5.3	(0.7)	6.5	(1.8)
Northeast	5.3	(3.3)	7.8	(7.2)
Earnings (loss) before income taxes	$13.7	$(7.8)	$19.5	$(18.2)

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs primarily based on each segment’s percentage of total revenues for the three and six months ended July 31, 2018 and 2017.

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	July 31, 2018				July 31, 2017
		Rocky				Rocky
	Southwest	Mountains	Northeast	Total	Southwest	Mountains	Northeast	Total
Completion revenues	$22.5	$25.3	$13.9	$61.7	$13.8	$10.4	$8.6	$32.8
Intervention revenues	11.3	10.6	7.7	29.6	7.1	10.3	5.2	22.6
Production revenues	6.8	11.9	7.9	26.6	3.9	8.3	5.9	18.1
Total revenues	$40.6	$47.8	$29.5	$117.9	$24.8	$29.0	$19.7	$73.5

	Six Months Ended
	July 31, 2018				July 31, 2017
		Rocky				Rocky
	Southwest	Mountains	Northeast	Total	Southwest	Mountains	Northeast	Total
Completion revenues	$45.3	$44.5	$29.7	$119.5	$25.2	$19.7	$16.0	$60.9
Intervention revenues	22.2	21.9	15.6	59.7	13.6	20.7	10.5	44.8
Production revenues	12.9	21.6	14.5	49.0	7.1	14.4	9.8	31.3
Total revenues	$80.4	$88.0	$59.8	$228.2	$45.9	$54.8	$36.3	$137.0

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2018	2017	2018	2017
Southwest	$4.5	$2.6	$7.3	$4.4
Rocky Mountains	4.9	6.2	13.3	12.1
Northeast	7.0	2.8	14.9	4.6
	$16.4	$11.6	$35.5	$21.1

Capital expenditures for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents total assets by reportable segment:

	July 31,	January 31,
	2018	2018
Southwest	$71.3	$68.8
Rocky Mountains	139.0	124.9
Northeast	95.2	80.1
	$305.5	$273.8

Assets for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total assets.

Note 11.Subsequent Events

On August 10, 2018, the Company entered into a $100 million asset-based revolving credit facility with JPMorgan Chase Bank, National Association as administrative agent and the lenders party thereto (the “ABL Facility”). The ABL Facility will become available for borrowing upon the completion of the spin-off. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and matures on the fifth anniversary of the effective date of the ABL Facility. The ABL Facility contains customary conditions precedent to borrowing and affirmative and negative covenants.

On August 24, 2018, the KLX Board approved the separation of KLX Energy Services and set a record date of September 3, 2018 and a distribution date of September 14, 2018.  In addition, on August 24, 2018, The Nasdaq Global Select Market approved for listing the common stock of KLX Energy Services, subject to official notice of issuance, and the SEC declared effective KLX Energy Services’ Registration Statement on Form 10, as amended (the “Registration Statement”), with respect to the separation.  Also on August 24, 2018, KLX stockholders voted in favor of the proposal to adopt the previously announced Merger Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ In millions)

The following discussion and analysis addresses the results of our operations for the three and six months ended July 31, 2018 as compared to our results of operations for the three and six months ended July 31, 2017. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company Overview

We are a leading provider of completion, intervention and production services and products (our “product service lines” or “PSL’s”) to the major onshore oil and gas producing regions of the United States. We offer a range of differentiated, complementary technical services and related tools and equipment in challenging environments that provide “mission critical” solutions for our customers throughout the life cycle of the well.

We serve many of the leading companies engaged in the exploration and development of North American onshore conventional and unconventional oil and natural gas reserves. Our customers include independent and major oil and gas companies and project management firms. We actively support these customer operations from 36 service facilities located in the key major shale basins. We manage our business in these basins on a geographic basis, including the Southwest Region (the Permian Basin and Eagle Ford Shale), the Rocky Mountains Region (the Bakken formation, Williston, DJ, Uinta and Piceance Basins and Niobrara Shale) and the Northeast Region (the Marcellus and Utica Shales as well as the Mid-Continent STACK and SCOOP and Haynesville). Our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities, to optimize utilization and profitability.

We work with well operators to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost effective and often customized solutions and customized tools for our customers’ most challenging service needs, which include technical, complex unconventional wells requiring extended reach horizontal laterals and greater completion intensity per well. We believe our growing reputation for delivering differential service outcomes has resulted in the number of our customer agreements growing by over 140%, from over 400 as of January 31, 2016 to over 1,000 as of January 31, 2018. These agreements enable us to work for many of the major and independent exploration and production (“E&P”) companies in North America.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 10 patents and 21 U.S. and foreign pending patent applications as well as 21 additional proprietary tools. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

We utilize outside, dedicated manufacturers to produce our products, which, in many cases, our engineers have developed from the input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. We have found that doing so leverages our technical strengths as well as those of our technology partners. These PSLs are modest in cost to the customer relative to its other well construction expenditures but have a high cost of failure and are, therefore, “mission critical” to our customers’ outcomes. We believe our customers have come to depend on our decades of combined field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company for continued growth, as the oil and gas industry continues to drill and complete thousands of increasingly complex wells each year and as thousands of older legacy wells require remediation.

KLX Energy Services was formed from the combination and integration of seven private oilfield service companies acquired over the 2013 through 2014 time period. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses, to align our services, our people and our assets across all the geographic regions where we maintain a presence. We established a matrix management organizational structure, where each regional manager has the resources to provide a complete suite of services, supported by technical experts in our primary service categories. We have endeavored to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, E&P companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technical, complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We have been awarded 10 U.S. patents, have 21 U.S. and foreign pending patent applications and utilize 21 additional proprietary tools, some of which have been developed in conjunction with our technology partners, which we believe differentiates us from our regional competition and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors who do not discretely dedicate their resources to the services we provide.

We are focused on generating attractive returns on capital for our stockholders through the superior margins achieved by our differentiated services and the prudent application of our cash flow to targeted growth opportunities, which is intended to deliver high returns and short payback periods. Our services require less expensive equipment, which is also less expensive to maintain, and fewer people than many other oilfield service activities. In addition to the superior margins our differentiated services generate, we believe the rising level of completion intensity in our core operating areas contributes to improved margins and returns. This provides us significant operational leverage, and we believe positions us well to continue to generate attractive returns on capital as industry activity increases and the market for oilfield services improves. As part of our returns-focused approach to capital spending, we are focused on maintaining a capital efficient program with respect to the development of new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment.

We operate in three segments determined on a geographic basis: the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken formation, Williston, DJ, Uinta and Piceance Basins and Niobrara Shale) and the Northeast Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville). As noted above, our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities, to optimize utilization and profitability.

Demand for services in the oil and natural gas industry is cyclical. For example, the domestic E&P industry in the United States underwent a substantial downturn in 2015 and much of 2016, placing unprecedented pressure on both our customers and competitors. However, we believe our company is well positioned to operate successfully as a standalone company as a result of the numerous initiatives we undertook during the integration of the seven businesses acquired while we were part of KLX Inc. We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our reduced use of cash from operations on lower revenues. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. Profitability levels are dependent more directly on pricing for our services rather than utilization rates; as such, our ability to differentiate ourselves on the basis of quality contributes to revenue growth and profitability even in a stable or declining market environment through market share gains and growing business with existing customers.

On the distribution date, we expect our company to be capitalized with $50 of cash and over $50 of availability under our undrawn asset-based revolving credit facility (“ABL Facility”). We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. We believe our services often generate superior margins to our competitors based upon the differential quality of our performance, and that these margins also support strong free cash flow generation. The required investment in our business includes both working capital (principally for account receivables growth tied to increasing revenues) and capital expenditures for both maintenance of existing assets and growth. Our required maintenance capital expenditures are relatively modest compared to other oilfield service providers due to the asset-lite nature of our services, the average age of our assets of less than three years and our ability to charge back a portion of asset maintenance to customers for a number of our assets. In addition to these internal expenditures, we may also pursue selected acquisition opportunities. We believe industry conditions are likely to continue to support existing activity levels of oilfield service providers, but that the pace of industry consolidation will pick up, as weakened private company competitors look to take advantage of the market activity to exit.

The Spin-Off

On August 24, 2018, the board of directors of KLX approved the spin-off of KLX Energy Services from KLX. In connection with the spin-off, KLX Energy Services will become an independent, publicly-traded company. Stockholders of KLX on the record date, September 3, 2018, are expected to receive 0.4 shares of common stock of KLX Energy Services for every 1.0 share of KLX owned. Subject to the satisfaction of conditions to the spin-off specified in the distribution agreement, the distribution is expected to be consummated on September 14, 2018. In connection with the consummation of the spin-off, KLX Energy Services has entered into a number of agreements with KLX, including a distribution agreement, an employee matters agreement, a transition services agreement and an IP matters agreement. These agreements will govern the relationship between us and KLX after completion of the spin-off and provide for the allocation between us and KLX of various assets, liabilities and obligations (including employee benefits, information technology and insurance). In addition, prior to the completion of the spin-off, KLX will contribute $50 to KLX Energy Services. KLX Energy Services will make a payment to KLX for the amount, if any, of negative free cash flows, as calculated pursuant to the distribution agreement, from the date of the merger agreement to the distribution date. Subject to any payments pursuant to the immediately preceding sentence, we will be entitled to all cash generated by the operation of the ESG business from May 1, 2018 through the distribution date. In addition, we have entered into a $100 ABL Facility, which will become available for borrowing upon the completion of the spin-off, for working capital and other general corporate purposes, none of which is expected to be outstanding on the distribution date. Availability under the ABL Facility is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria and is expected to be at least $50 on the distribution date. Depending on market conditions, we may incur other indebtedness in the future to make acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

The spin-off is being conducted in connection with the proposed merger of KLX with a wholly-owned subsidiary of The Boeing Company that was previously announced on May 1, 2018. Completion of the merger is not a condition to completion of the distribution, and the distribution is expected to occur prior to the effective time of the merger. Completion of the distribution of KLX Energy Services common stock is one of a number of conditions that must be satisfied or waived prior to completion of the merger. If the merger agreement is terminated prior to the consummation of the distribution, KLX will have the right not to complete the distribution if, at any time following such termination and prior to the distribution, the board of directors of KLX determines, in its sole discretion, that the spin-off is no longer in the best interests of KLX or its stockholders or that it is not advisable for KLX Energy Services to separate from KLX.

Pursuant to the distribution agreement, we will indemnify KLX to the extent that KLX determines that it has recognized any gain on the distribution, as calculated in the manner described in the distribution agreement. We will pay any such indemnity to KLX either, at our option, in cash, by issuing shares of our common stock to KLX or with a combination of cash and shares of our common stock.

Factors Affecting the Comparability of our Future Results of Operations to our Historical Results of Operations

Our future results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below:

•

Initial Expenses to Become a Stand-Alone Public Company:  We currently estimate non-recurring expenses that we will incur during our transition to being a stand-alone public company to be less than $10.0. We anticipate that substantially all of these expenses will be incurred within six months of the distribution. These expenses primarily relate to accounting, tax and professional costs, costs related to hiring new executives, duplicative costs under the transition services agreement between ourselves and our former parent and costs related to information technology and systems.

•

SG&A Allocation:  Selling, general and administrative (“SG&A”) expense includes allocations of general corporate expenses from KLX. The historical statements of earnings (loss) reflect allocations of general corporate expenses from KLX, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management and the management of KLX considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, KLX Energy Services. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. See Note 1 “Description of Business and Basis of Presentation,” for a description of the costs allocated, the methods of allocation, the reasons for the allocations and how future actual costs may differ from the amounts allocated under the ownership of KLX.

•

Ongoing Stand-Alone Public Company Expenses:  We expect to incur direct, incremental expenses as a result of being a publicly-traded company, including, but not limited to, costs associated with hiring a dedicated corporate management team, annual and quarterly reports to stockholders, quarterly tax provision preparation, independent auditor fees, expenses relating to compliance with the rules and regulations of the SEC, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation.

These direct, incremental expenses are not included in our historical results of operations. Our preliminary estimates of the recurring costs expected to be incurred annually are approximately $5.0 to $7.0 higher than the expenses historically allocated to us from KLX, reflecting 100% allocation of dedicated corporate resources and the expected higher revenues.

Key Financial Performance Indicators

We recognize the highly cyclical nature of our business and the need for metrics to 1) best measure the trends in our operations and 2) provide baselines and targets to assess the performance of our managers, which is intended to help us grow stockholder value. The metrics we regularly monitor within each of our geographic reporting regions include:

•	Variable cost by service;

•	Asset utilization by service; and

•	Revenue growth by service.

The measures we believe most effective to monitor and consider when rewarding management performance include:

•	Revenue growth rate;

•	Operating earnings growth rate;

•	Operating margin;

•	Cash flow generation after investments in the business; and

•	Effectiveness of our health, safety and environmental practices.

Our experience has shown us that measuring our performance is most meaningful when compared against our peers on a relative basis. Our Board will form a compensation committee and engage its own compensation consultant to recommend performance metrics and targets for our employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2018

COMPARED TO THREE MONTHS ENDED JULY 31, 2017

($ in Millions)

The following is a summary of revenues by segment:

	Three Months Ended
	July 31,	July 31,	Percent
	2018	2017	Change
Southwest	$40.6	$24.8	63.7%
Rocky Mountains	47.8	29.0	64.8%
Northeast	29.5	19.7	49.7%
Total revenues	$117.9	$73.5	60.4%

Second quarter 2018 revenues of $117.9 increased $44.4, or 60.4%, as compared with the prior year period. Our revenue growth was driven by a 63.7%, or $15.8 increase in Southwest revenues, a 64.8%, or $18.8 increase in Rocky Mountains revenues and a 49.7%, or $9.8 increase in Northeast revenues, reflecting the strong growth in demand for completion and intervention services, particularly higher margin proprietary PSLs, including dissolvable plugs, toe sleeves, frac stacks and proprietary fishing tools. Year-over-year revenue growth by PSLs was approximately 88.1% for completion, 31.0% for intervention and 47.0% for production, for the reasons set forth above.

Second quarter 2018 cost of sales was $85.7, or 72.7% of sales, as compared to the prior year period cost of sales of $63.7, or 86.7% of sales. Cost of sales as a percentage of revenues improved by approximately 1,400 basis points, due to substantially improved results at all three segments of our business resulting from improved market conditions, operating leverage and increased profitability from superior service quality and technical expertise resulting in a reduction of customers’ non-productive time.

SG&A expense during the second quarter of 2018 was $17.9, or 15.2% of revenues, as compared with $17.2, or 23.4% of revenues, in the prior year period. SG&A, as a percentage of revenues, improved by approximately 820 basis points in the second quarter of 2018 as compared with the prior year period primarily due to increased operating leverage as the 60.4% increase in revenues significantly outpaced the 4.1% increase in SG&A. Second quarter 2018 research and development costs were $0.6 as compared to the prior year period of $0.4, reflecting our increased focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

Operating earnings of $13.7, or 11.6% of revenues, improved by $21.5, reflecting continued strong year-over-year improvement driven by a higher level of activity by our customers throughout our geographic regions. The continued recovery in the major oil and gas producing basins of the onshore U.S. market has resulted in increased demand for our products and services. Additionally, we believe incremental growth has been driven by differentiation in products and services due to successful R&D initiatives, the quality and depth of personnel and resulting incremental operating leverage. Revenues are increasing at a faster rate than fixed costs due to the complete integration and reorganization of the seven private oilfield service companies acquired over the 2013 through 2014 time period.

We incurred income tax expense of $0.1 for the three months ended July 31, 2018 and 2017. The effective income tax rate varies from the federal statutory rate of 21% in 2018 (35% in 2017) primarily due to the fact that the Company has a full valuation allowance against its net deferred tax asset. The 2018 federal statutory rate is lower than the prior year as a result of recently enacted tax legislation.

Net earnings for the three months ended July 31, 2018 were $13.6 as compared to a net loss of $(7.9) in the prior year period. Net earnings in the second quarter of 2018 were favorably impacted by the improvements in pricing and activity driven by the overall improvement in the oil and gas sector.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Three Months Ended
	July 31,	July 31,	Percent
	2018	2017	Change
Southwest	$3.1	$(3.8)	NMF
Rocky Mountains	5.3	(0.7)	NMF
Northeast	5.3	(3.3)	NMF
Total operating earnings (loss)	$13.7	$(7.8)	NMF

For the three months ended July 31, 2018, Southwest revenues of $40.6 increased by $15.8, or 63.7%, as compared to the same period in the prior year. The increase in revenues in the Southwest segment was driven by increases in completion, intervention and production of 63.0%, 59.2% and 74.4%, respectively. Southwest operating earnings of $3.1 improved by $6.9 reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For the three months ended July 31, 2018, Rocky Mountains revenues of $47.8 increased by $18.8, or 64.8%, as compared to the same period in the prior year. The increase in revenues in the Rocky Mountains segment was driven by increases in completion, intervention and production of 143.3%, 2.9% and 43.4%, respectively. Rocky Mountains operating earnings of $5.3 improved by $6.0 reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For the three months ended July 31, 2018, Northeast revenues of $29.5 increased by $9.8, or 49.7%, as compared to the same period in the prior year. The increase in revenues in the Northeast segment was driven by increases in completion, intervention and production of 61.6%, 48.1% and 33.9%, respectively. Northeast operating earnings of $5.3 improved by $8.6 reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

SIX MONTHS ENDED JULY 31, 2018

COMPARED TO SIX MONTHS ENDED JULY 31, 2017

The following is a summary of revenues by segment:

	Six Months Ended
	July 31,	July 31,	Percent
	2018	2017	Change
Southwest	$80.4	$45.9	75.2%
Rocky Mountains	88.0	54.8	60.6%
Northeast	59.8	36.3	64.7%
Total revenues	$228.2	$137.0	66.6%

For the six months ended July 31, 2018, revenues of $228.2 increased $91.2, or 66.6%, as compared with the prior year period. Our revenue growth was driven by a 75.2%, or $34.5, increase in Southwest revenues, a 60.6%, or $33.2, increase in Rocky Mountains revenues and an 64.7%, or $23.5, increase in Northeast revenues, reflecting the higher level of activity by our customers throughout the regions we serve. Year-over-year revenue growth by PSLs was approximately 96.2% for completion, 33.3% for intervention and 56.5% for production, for the reasons set forth above.

Cost of sales for the period was $167.7, or 73.5% of sales, as compared to $119.6, or 87.3% of sales, in the prior year. Cost of sales as a percentage of revenues improved by approximately 1,380 basis points, due to substantially improved results at all three segments of our business resulting from improved market conditions, operating leverage and increased profitability from superior service quality and technical expertise resulting in a reduction of customers’ non-productive time.

SG&A expense during the six months ended July 31, 2018 was $39.7, or 17.4% of revenues, as compared with $34.8, or 25.4% of revenues, in the prior year. SG&A, as a percentage of revenues, improved by approximately 800 basis points as compared with the prior year period primarily due to increased operating leverage as the 66.6% increase in revenues significantly outpaced the 14.1% increase in SG&A. Research and development costs for the period were $1.3 as compared to $0.8 in the prior year, reflecting our increased focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

Operating earnings of $19.5 improved by $37.7, reflecting continued strong year-over-year improvement driven by a higher level of activity by our customers throughout our geographic regions. The continued recovery in the major oil and gas producing basins of the onshore U.S. market has resulted in increased demand for our products and services. Additionally, we believe incremental growth has been driven by differentiation in products and services due to successful R&D initiatives, the quality and depth of personnel and resulting incremental operating leverage.

We incurred income tax expense of $0.1 for the six months ended July 31, 2018 and 2017. The effective income tax rate varies from the federal statutory rate of 21% in 2018 (35% in 2017) primarily due to the fact that the Company has a full valuation allowance against its net deferred tax asset. The 2018 federal statutory rate is lower than the prior year as a result of recently enacted tax legislation.

For the six months ended July 31, 2018, net earnings was $19.4 as compared to a net loss of $(18.3) in the prior year period. Net earnings in the first half of 2018 were favorably impacted by the improvements in pricing and activity driven by the overall improvement in the oil and gas sector.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Six Months Ended
	July 31,	July 31,	Percent
	2018	2017	Change
Southwest	$5.2	$(9.2)	NMF	%
Rocky Mountains	6.5	(1.8)	NMF	%
Northeast	7.8	(7.2)	NMF	%
Total operating earnings (loss)	$19.5	$(18.2)	NMF	%

For the six months ended July 31, 2018, Southwest revenues of $80.4 increased by $34.5, or 75.2%, as compared to the same period in the prior year. The increase in revenues in the Southwest segment was driven by increases in completion, intervention and production of 79.8%, 63.2% and 81.7%, respectively. Southwest operating earnings of $5.2 improved by $14.4 reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For the six months ended July 31, 2018, Rocky Mountains revenues of $88.0 increased by $33.2, or 60.6%, as compared to the same period in the prior year. The increase in revenues in the Rocky Mountains segment was driven by increases in completion, intervention and production of 125.9%, 5.8% and 50.0%, respectively. Rocky Mountains operating earnings of $6.5 improved by $8.3 reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For the six months ended July 31, 2018, Northeast revenues of $59.8 increased by $23.5, or 64.7%, as compared to the same period in the prior year. The increase in revenues in the Northeast segment was driven by increases in completion, intervention and production of 85.6%, 48.6% and 48.0%, respectively. Northeast operating earnings of $7.8 improved by $15.0 reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity have historically been from advances from KLX and cash flow from operations. KLX has historically used a centralized approach to cash management and financing of its operations. Transactions between KLX Energy Services and KLX are considered to be effectively settled for cash at the time the transaction is recorded. At July 31, 2018 and January 31, 2018, we did not have any cash on our balance sheet. Prior to the completion of the spin-off, KLX will contribute $50 to us. We will make a payment to KLX for the amount, if any, of negative free cash flows, as calculated pursuant to the distribution agreement, from the date of the merger agreement to the distribution date. Subject to any payments pursuant to the immediately preceding sentence, we will be entitled to all cash generated by the operation of the ESG business from May 1, 2018 through the distribution date. In addition, we entered into a $100 ABL Facility on August 10, 2018, which will become available for borrowing upon the completion of the spin-off, which we expect to be undrawn upon separation. Depending on market conditions, we may incur other indebtedness in the future to make acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions. As a result of the $50 capital contribution, the trend in improved market conditions and cash from operating activities and our financial plans for 2018, as well as the availability of our $100 undrawn ABL Facility (whose availability will depend in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria), we expect to separate from KLX with a solid balance sheet and ample operating liquidity (including at least $50 of availability under the ABL Facility upon separation).

We may access the capital markets at an appropriate time following the consummation of the spin-off to further strengthen our balance sheet to allow for future growth and expect to do so based on market conditions and our anticipated near and medium-term expectations for cash deployment.

Working capital as of July 31, 2018 was $49.9, an increase of $11.8 as compared with working capital at January 31, 2018. As of July 31, 2018, total current assets increased by $13.3 and total current liabilities increased by $1.5. The increase in current assets was primarily related to an increase in accounts receivable of $10.8. The increase in total current liabilities was due to an increase in accounts payable of $2.6 offset by a decrease in accrued liabilities of $1.1.

Cash Flows

Net cash flows provided by operating activities was $29.7 for the six months ended July 31, 2018 as compared to net cash used in operating activities of $13.8 in the prior year primarily due to a $37.7 improvement in net earnings as compared with the prior year. Cash used in investing activities consists of capital expenditures of $35.5 and $21.1 for the six months ended July 31, 2018 and 2017, respectively, and reflects the higher demand levels for our services and equipment. Cash flows from financing activities of $5.8 and $34.9, respectively, for the six months ended July 31, 2018 and 2017 consist of net transfers from KLX.

Capital Spending

Our capital expenditures were $35.5 and $21.1 during the six months ended July 31, 2018 and 2017, respectively. We expect to incur approximately $70.0 in capital expenditures for the year ending January 31, 2019, principally related to our growth and maintenance capital expenditures. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand, and cash flow from operations. Following the separation, we will have funds available from our ABL Facility (whose availability will depend in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria).

Although we do not budget for acquisitions, pursuing growth through acquisitions is a significant part of our business strategy. Our ability to make significant additional acquisitions for cash will require us to obtain additional equity or debt financing, which we may not be able to obtain on terms acceptable to us or at all. All of our acquisitions over the past five years were financed with funds made available by our parent company.

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, the level of drilling, completion, intervention and production activity for North American onshore oil and natural gas resources, and financial and business and other factors, many of which are beyond our control. We believe that our cash flows, together with cash on hand, will provide us with the ability to fund our operations and make planned capital expenditures for at least the next 12 months. Following the separation, we will also have funds available under our ABL Facility (whose availability will depend in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria). Depending on market conditions, we may incur other indebtedness in the future to make acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of July 31, 2018. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	January 31,
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Other non-current liabilities	$—	$0.1	$0.1	$0.1	$0.1	$0.7	$1.1
Operating leases	6.6	12.0	6.9	3.4	2.7	4.8	36.4
Total	$6.6	$12.1	$7.0	$3.5	$2.8	$5.5	$37.5

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our balance sheets. At July 31, 2018, future minimum lease payments under these arrangements approximated $36.4, of which $21.8 is related to long-term real estate leases.

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Our management believes that any liability for these indemnities, commitments and guarantees would not be material to our financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

We have employment agreements with certain key members of management expiring on various dates. Our employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

Seasonality

Our operations are subject to seasonal factors and our overall financial results reflect seasonal variations. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in our Rocky Mountains and Northeast segments, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas may impose transportation restrictions to prevent damage caused by the spring thaw. Lastly, throughout the year, heavy rains adversely affect activity levels, as well locations and dirt access roads can become impassible in wet conditions. Weather conditions also affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the first and fourth quarters, resulting in higher prices in these quarters.

Backlog

We operate under master service agreements (“MSAs”) with our E&P customers, which set forth the terms and conditions for the provision of services and related tools and equipment. Completion services are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, we do not record backlog.

Effect of Inflation

Inflation has not had and is not expected to have a significant effect on our operations.

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our condensed financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe that most of these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

Emerging Growth Company Status

We are an “emerging growth company” and are entitled to take advantage of certain relaxed disclosure requirements. We intend to operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable.

Revenue Recognition

Sales of products and services are recorded when the earnings process is complete. Service revenues from oilfield technical services and related tools and equipment are recorded when services are performed and/or equipment is rented pursuant to a completed purchase order or MSA that sets forth firm pricing and payment terms.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at July 31, 2018 and January 31, 2018 was $2.8 and $2.3, respectively.

Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the three and six months ended July 31, 2018 and 2017, there were no impairments of long-lived assets.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” for a discussion of recently issued accounting pronouncements. As an “emerging growth company” under the JOBS Act, we are offered an opportunity to use an extended transition period for the adoption of new or revised financial accounting standards. We intend to operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report on Form 10-Q (this “Form 10-Q”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward-looking statements by using forward-looking words including "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "might," "should," "could," "will" or the negative of these terms or similar expressions.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the headings “Risk Factors” and “Special Note About Forward-Looking Statements” in our Form 10 filed with the SEC on August 24, 2018, including the following factors:

•	regulation of and dependence upon the energy industry;
•	the cyclical nature of the energy industry;
•	market prices for fuel, oil and natural gas;
•	competitive conditions;
•	legislative or regulatory changes and potential liability under federal and state laws and regulations;
•	decreases in the rate at which oil or natural gas reserves are discovered or developed;
•	the impact of technological advances on the demand for our products and services;
•	delays of customers obtaining permits for their operations;
•	hazards and operational risks that may not be fully covered by insurance;
•	the write-off of a significant portion of intangible assets;

•	the need to obtain additional capital or financing, and the availability and/or cost of obtaining such capital or financing;
•	limitations that our organizational documents, debt instruments and U.S. federal income tax requirements may have on our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock;

•	our credit profile;
•	changes in supply and demand of equipment;
•	oilfield anti-indemnity provisions;
•	severe weather;
•	reliance on information technology resources and the inability to implement new technology;
•	increased labor costs or the unavailability of skilled workers;
•	the inability to successfully consummate acquisitions or inability to manage potential growth; and
•	the inability to achieve some or all of the benefits of the spin-off.

In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward-looking statements in this Form 10-Q. These statements should be considered only after carefully reading this entire Form 10-Q. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Form 10-Q not to occur.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At July 31, 2018 and January 31, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Interest Rate Risk – We expect that upon the ABL Facility becoming available for borrowing we will have interest rate exposure arising from variable interest as any borrowings would be impacted by changes in short-term interest rates.

Commodity Price Risk – Our fuel purchases expose us to commodity price risk. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Recently we have been able to pass along price increases to our customers, but we may be unable to do so in the future. We generally do not engage in commodity price hedging activities.

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness, as of July 31, 2018, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2018.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 2 – Plan of acquisition, reorganization, arrangement, liquidation or succession

2.1

Distribution Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.1 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018).

2.2

Employee Matters Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.2 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018).

2.3

IP Matters Agreement, dated as of July 13, 2018, by and between KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.3 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018).

2.4

Transition Services Agreement, dated as of July 13, 2018, by and between KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.4 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018).

Exhibit 10 – Material Contracts

10.1

Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.10 to the Company’s Registration Statement on Form 10 filed with the SEC on August 15, 2018).

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

Date: August 30, 2018	By:	/s/ Amin J. Khoury
Amin J. Khoury
President and Secretary

	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Vice President