Form 10-Q
period 2018-10-31
KLX Energy Services Holdings, Inc.
filed 2018-12-06
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended October 31, 2018

Commission File No. 001-38609

KLX ENERGY SERVICES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4904146
(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida 33414

(Address of principal executive offices)

(561) 383-5100

(Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] (as to part 1) NO [X] (as to part 2)

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act: Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The registrant has one class of common stock, $0.01 par value, of which 22,362,241 shares were outstanding as of December 3, 2018.

KLX ENERGY SERVICES HOLDINGS, INC.

Form 10-Q for the Quarter Ended October 31, 2018

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED FINANCIAL STATEMENTS

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED BALANCE SHEETS (UNAUDITED)

(In millions other than per share amounts)

	OCTOBER 31,	JANUARY 31,
	2018	2018

ASSETS

Current assets:
Cash and cash equivalents	$313.2	$—
Accounts receivable–trade, less allowance for doubtful accounts ($2.2 at October 31, 2018 and $2.3 at January 31, 2018)	87.4	73.9
Inventories, net	13.8	10.2
Other current assets	8.8	2.0
Total current assets	423.2	86.1

Property and equipment, net of accumulated depreciation ($148.4 at October 31, 2018 and $128.9 at January 31, 2018)	206.3	179.5
Identifiable intangible assets, net	2.7	2.8
Other assets	9.0	5.4
	$641.2	$273.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$40.4	$31.8
Accrued liabilities	28.1	16.2
Total current liabilities	68.5	48.0

Long-term debt	243.0	—
Other non-current liabilities	1.4	1.2

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value per share; 110.0 shares authorized; 22.3 shares issued as of October 31, 2018 and 22.1 shares issued as of January 31, 2018	0.2	—
Additional paid-in capital	337.5	—
Former Parent investment	—	1,025.8
Accumulated deficit	(9.4)	(801.2)
Total stockholders’ equity	328.3	224.6
	$641.2	$273.8

See accompanying notes to condensed financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED STATEMENTS OF (LOSS) EARNINGS (UNAUDITED)

(In millions other than per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2018	2017	2018	2017
Service revenues	$123.2	$89.2	$351.4	$226.2
Cost of sales	90.2	72.8	257.9	192.4
Selling, general and administrative	42.3	17.4	82.0	52.2
Research and development costs	0.6	0.8	1.9	1.6
Operating (loss) earnings (Note 11)	(9.9)	(1.8)	9.6	(20.0)
Income tax expense	—	—	0.1	0.1
Net (loss) earnings	$(9.9)	$(1.8)	$9.5	$(20.1)

Net (loss) earnings per share - basic	$(0.49)	$(0.09)	$0.47	$(1.00)
Net (loss) earnings per share - diluted	$(0.49)	$(0.09)	$0.47	$(1.00)

See accompanying notes to condensed financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$9.5	$(20.1)
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	28.3	25.1
Non-cash compensation	19.2	8.6
Provision for doubtful accounts	(0.1)	(0.4)
Loss on disposal of property, equipment and other	1.7	0.4
Changes in operating assets and liabilities:
Accounts receivable	(13.4)	(37.7)
Inventories	(3.6)	0.3
Other current and non-current assets	(9.3)	(7.5)
Accounts payable	7.1	12.0
Other current and non-current liabilities	12.2	6.1
Net cash flows provided by (used in) operating activities	51.6	(13.2)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(55.0)	(33.7)
Net cash flows used in investing activities	(55.0)	(33.7)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	250.0	—
Debt origination costs	(8.3)	—
Capital contribution from Former Parent	50.0	—
Net transfers from Former Parent	24.9	46.9
Net cash flows provided by financing activities	316.6	46.9

Net change in cash and cash equivalents	313.2	—
Cash and cash equivalents, beginning of period	—	—
Cash and cash equivalents, end of period	$313.2	$—

Supplemental schedule of non-cash activities:
Accrued capital expenditures	$6.3	$1.1

See accompanying notes to condensed financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

NOTES TO CONDENSED FINANCIAL STATEMENTS

(Unaudited – In millions)

Note 1.Description of Business and Basis of Presentation

Description of Business

On September 14, 2018, KLX Inc. (the “Former Parent” or “KLX”) created an independent, publicly-traded company through a spin-off of its Energy Services Group business to Former Parent’s stockholders (“Spin-Off”).  As a result of the Spin-Off, KLX Energy Services Holdings, Inc. (the “Company” or “KLX Energy Services”) now operates as an independent, publicly-traded company. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the Spin-Off.

The Company is a provider of completion, intervention and production services and products to the major onshore oil and gas producing regions of the United States.

Basis of Presentation

Prior to the Spin-Off on September 14, 2018, the Company’s unaudited condensed financial statements were derived from the Former Parent’s condensed consolidated financial statements and accounting records as if it was operated on a stand-alone basis and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions and account balances within the Company have been eliminated.

The condensed statements of (loss) earnings reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Former Parent Company Investment – Former Parent company investment in the condensed balance sheet as of January 31, 2018 represents Former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Former Parent and net transfers of cash and assets from Former Parent. See Note 4 for a further description of the transactions between the Company and Former Parent.

Financial Statement Preparation – The accompanying unaudited condensed financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.

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

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the statement of earnings, rather than equity, and requires excess tax benefits from stock-based compensation to be classified in cash flows from operations. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect a material impact upon adoption of this ASU to its condensed financial statements.

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

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2018, and interim periods within annual reporting periods beginning after December 15, 2019. To assess the impact of this guidance, the Company has established a cross functional implementation project team, inventoried its revenue streams and contracts with customers and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences. Based on its preliminary assessment, the Company may be required to provide additional disclosures to comply with the ASU but does not expect significant changes to its balance sheet or prior period statements of (loss) earnings.

Note 3.Property and Equipment, Net

Property and equipment consist of the following:

	Useful	October 31,	January 31,
	Life (Years)	2018	2018
Land, buildings and improvements	3 - 30	$33.7	$29.6
Machinery	5 - 20	138.7	125.6
Furniture and equipment	5	182.3	153.2
		354.7	308.4
Less accumulated depreciation		148.4	128.9
		$206.3	$179.5

Depreciation expense was $10.0 and $8.1 for the three months ended October 31, 2018 and 2017, respectively, and $28.1 and $24.9 for the nine months ended October 31, 2018 and 2017, respectively.

Note 4.Related Party Transactions

The condensed statements of (loss) earnings for the three and nine months ended October 31, 2018 and 2017 include an allocation of general corporate expenses from KLX. These costs were allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of revenue generated, costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $3.2 and $4.8 for the three months ended October 31, 2018 up through the date of the Spin-Off and October 31, 2017, respectively, and $16.6 and $13.4 for the nine months ended October 31, 2018 up through the date of the Spin-Off and 2017, respectively, and were reported in the Company’s selling, general and administrative expenses on its condensed statements of (loss) earnings. These amounts include costs for allocations related to Former Parent’s strategic alternatives review process in the first quarter of 2018, the Company’s Spin-Off process in the second and third quarters of 2018 as well as for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX, including a transition services agreement, distribution agreement, an employee matters agreement and an IP matters agreement. These agreements govern the relationship between us and KLX and provide for the allocation between us and KLX of various assets, liabilities and obligations (including employee benefits, information technology and insurance). All services under the transition services agreement with Former Parent were terminated prior to October 31, 2018, and amounts under such agreement were not material for the three and nine months ended October 31, 2018.

Note 5.Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,	January 31,
	2018	2018
Accrued salaries, vacation and related benefits	$13.3	$6.8
Accrued incentive compensation	5.8	6.3
Accrued property taxes	2.3	1.1
Other accrued liabilities	6.7	2.0
	$28.1	$16.2

Note 6.Long-Term Debt

As of October 31, 2018, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total debt was $243.0.

As of October 31, 2018, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and matures in September 2023. On October 22, 2018, we amended the ABL Facility primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and also amended the required ratio (as defined in the ABL Facility).

Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate (as defined in the ABL Facility) plus the applicable margin (as defined). No amounts were outstanding under the ABL Facility as of October 31, 2018.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of October 31, 2018.

Letters of credit issued under the ABL Facility aggregated $0.8 at October 31, 2018.

Note 7.Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of October 31, 2018. The fair value of the Company’s Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $251.9 as of October 31, 2018.

Note 8.Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed balance sheets. At October 31, 2018, future minimum lease payments under these arrangements approximated $50.7, of which $23.8 is related to long-term real estate leases.

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

Pursuant to the distribution agreement, the Company will indemnify KLX to the extent that KLX determines that it has recognized any gain on the distribution, as calculated in the manner described in the distribution agreement. Management does not expect to be required to indemnify KLX as preliminary calculations, which will be finalized at January 31, 2019, resulting in no gain being recognized.

Note 9.Accounting for Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which its Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity based or equity related awards.

Compensation cost is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Compensation cost recognized during the three and nine months ended October 31, 2018 and 2017 primarily related to grants of restricted stock and restricted stock units granted or approved by our Former Parent. The vesting of all unvested shares of restricted stock was accelerated upon the sale of our Former Parent to the Boeing Company on October 9, 2018, resulting in approximately $10.7 of share based compensation expense during the three months ended October 31, 2018. As a result, share based compensation was $14.1 and $2.8 for the three months ended October 31, 2018 and 2017, respectively, and $19.2 and $8.6 for the nine months ended October 31, 2018 and 2017, respectively. Unrecognized compensation cost related to restricted stock awards made during the current quarter to three key executives and the Company’s Board of Directors in lieu of cash compensation was $61.9 at October 31, 2018.

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Compensation cost relates to the Former Parent’s employee stock purchase plan as the Company has not yet opened its first option period. Compensation cost was not material for the three months ended October 31, 2017, and was $0.1 and $0.1 for the nine months ended October 31, 2018 and 2017, respectively. Former Parent’s final option period ended on June 30, 2018; as a result, there was no compensation cost for the three months ended October 31, 2018.

Note 10.Income Taxes

The Company had no provision for income tax in the current period due to a pre-tax loss. For the nine month period ended October 31, 2018 and 2017, the provision for income taxes was reduced by a reduction in the valuation allowance established for its net deferred tax asset. The effective income tax rate varies from the federal statutory rate of 21% in 2018 (35% in 2017) primarily due to the fact that the Company has established a full valuation allowance against its net deferred tax asset. The 2018 federal statutory rate is lower than the rate in the prior year as a result of recently enacted tax legislation.

Note 11.Segment Reporting

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

The following table presents revenues and operating (losses) earnings by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
Revenues
Southwest	$38.2	$31.2	$118.6	$77.1
Rocky Mountains	48.1	35.8	136.1	90.6
Northeast	36.9	22.2	96.7	58.5
Total revenues	123.2	89.2	351.4	226.2
Operating (loss) earnings(1)
Southwest	(6.0)	(1.2)	(0.8)	(10.4)
Rocky Mountains	(3.2)	1.3	3.3	(0.5)
Northeast	(0.7)	(1.9)	7.1	(9.1)
(Loss) earnings before income taxes	$(9.9)	$(1.8)	$9.6	$(20.0)

(1)

Operating (loss) earnings include an allocation of employee benefits and general and administrative costs primarily based on each segment’s percentage of total revenues for the three and nine months ended October 31, 2018 and 2017. During the three and nine months ended October 31, 2018, the Company incurred approximately $23.0 and $28.7, respectively, of costs related to the completion of the merger of the Aerospace Solutions business of KLX Inc.

with The Boeing Company, the Spin-Off of the energy services business into an independent public company, including $10.7 of non-cash compensation expense related to the acceleration of unvested shares held by the Company’s employees, the amendment of the $100.0 asset based lending facility, the issuance of $250.0 of Notes and the acquisition of Motley completed on November 5, 2018 (see Note 13 – Subsequent Events).

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	October 31, 2018				October 31, 2017
		Rocky				Rocky
	Southwest	Mountains	Northeast	Total	Southwest	Mountains	Northeast	Total
Completion revenues	$22.1	$25.9	$17.9	$65.9	$17.5	$14.9	$10.9	$43.3
Intervention revenues	9.9	9.6	9.1	28.6	9.2	11.2	5.4	25.8
Production revenues	6.2	12.6	9.9	28.7	4.5	9.7	5.9	20.1
Total revenues	$38.2	$48.1	$36.9	$123.2	$31.2	$35.8	$22.2	$89.2

	Nine Months Ended
	October 31, 2018				October 31, 2017
		Rocky				Rocky
	Southwest	Mountains	Northeast	Total	Southwest	Mountains	Northeast	Total
Completion revenues	$67.4	$70.4	$47.6	$185.4	$42.7	$34.6	$26.9	$104.2
Intervention revenues	32.1	31.5	24.7	88.3	22.8	31.9	15.9	70.6
Production revenues	19.1	34.2	24.4	77.7	11.6	24.1	15.7	51.4
Total revenues	$118.6	$136.1	$96.7	$351.4	$77.1	$90.6	$58.5	$226.2

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
Southwest	$7.6	$3.6	$14.9	$8.0
Rocky Mountains	4.9	6.3	18.2	18.4
Northeast	7.0	2.7	21.9	7.3
	$19.5	$12.6	$55.0	$33.7

Capital expenditures for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents total assets by reportable segment:

	October 31,	January 31,
	2018	2018
Southwest	$156.9	$68.8
Rocky Mountains	280.4	124.9
Northeast	203.9	80.1
	$641.2	$273.8

Assets for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total assets.

Note 12.Net Earnings Per Common Share

Basic net (loss) earnings per common share is computed using the weighted average common shares outstanding during the period. Diluted net (loss) earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended October 31, 2018 and 2017, 0.1 and no shares of the Company’s common stock, respectively, and no shares for the nine months ended October 31, 2018 and 2017 were excluded from the determination of diluted net (loss) earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted net (loss) earnings per share for the three and nine months ended October 31, 2018 and 2017 are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2018	2017	2018	2017
Net (loss) earnings (1)	$(9.9)	$(1.8)	$9.5	$(20.1)
(Shares in millions)
Basic weighted average common shares	20.1	20.1	20.1	20.1
Effect of dilutive securities - dilutive securities	-	-	0.1	-
Diluted weighted average common shares	20.1	20.1	20.2	20.1

Basic net (loss) earnings per common share(2)	$(0.49)	$(0.09)	$0.47	$(1.00)
Diluted net (loss) earnings per common share(2)	$(0.49)	$(0.09)	$0.47	$(1.00)

(1)

During the three and nine months ended October 31, 2018, the Company incurred approximately $23.0 and $28.7, respectively, of costs related to the completion of the merger of the Aerospace Solutions business of KLX Inc. with The Boeing Company, the Spin-Off of the energy services business into an independent public company, including $10.7 of non-cash compensation expense related to the acceleration of unvested shares held by the Company’s employees, the amendment of the $100.0 asset based lending facility, the issuance of $250.0 of Notes and the acquisition of Motley completed on November 5, 2018 (see Note 13 – Subsequent Events).

(2)

On September 14, 2018, the distribution date, KLX stockholders of record as of the close of business on September 3, 2018 received 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. October 31, 2017 basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution.

Note 13.Subsequent Events

On November 5, 2018, the Company acquired Motley, a premier provider of well completion and intervention services for complex, long lateral, horizontal wells for $139.2 in cash, subject to certain purchase price adjustments, and $9.0 of shares of the Company’s common stock payable to certain employees of Motley. The valuation of the acquired assets and liabilities is not yet complete, and as such the Company has not yet finalized its allocation of the purchase price for the acquisition.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ In millions)

The following discussion and analysis addresses the results of our operations for the three and nine months ended October 31, 2018 as compared to our results of operations for the three and nine months ended October 31, 2017. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company Overview

We are a leading provider of completion, intervention and production services and products (our “product service lines” or “PSLs”) to the major onshore oil and gas producing regions of the United States. We offer a range of differentiated, complementary technical services and related tools and equipment in challenging environments that provide “mission critical” solutions for our customers throughout the life cycle of the well.

We serve many of the leading companies engaged in the exploration and development of North American onshore conventional and unconventional oil and natural gas reserves. Our customers include independent and major oil and gas companies. We actively support these customer operations from 36 service facilities located in the key major shale basins. We manage our business in these basins on a geographic basis, including the Southwest Region (the Permian Basin and Eagle Ford Shale), the Rocky Mountains Region (the Bakken formation, Williston, DJ, Uinta, Powder River and Piceance Basins and Niobrara Shale) and the Northeast Region (the Marcellus and Utica Shales as well as the Mid-Continent STACK and SCOOP and Haynesville). Our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities, to optimize utilization.

We work with well operators to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost effective and often customized solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals and greater completion intensity per well. We believe our growing reputation for delivering differential service outcomes has resulted in the number of our customer agreements growing by over 140%, from over 400 as of January 31, 2016 to over 1,000 as of January 31, 2018. These agreements enable us to work for many of the major and independent exploration and production (“E&P”) companies in North America.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners, to develop tools covered by 12 patents and 26 U.S. and foreign pending patent applications as well as 20 additional proprietary tools. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

We utilize outside, dedicated manufacturers to produce our products, which, in many cases, our engineers have developed from input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. We have found that doing so leverages our technical strengths as well as those of our technology partners. The PSLs that we offer are modest in cost to the customer relative to other well construction expenditures but have a high cost of failure and are, therefore, “mission critical” to our customers’ outcomes. We believe our customers have come to depend on our decades of combined field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company for continued growth, as the oil and gas industry continues to drill and complete thousands of increasingly complex wells each year and as thousands of older legacy wells require remediation.

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

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, E&P companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technical, complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We have been awarded 12 U.S. patents, have 26 U.S. and foreign pending patent applications and utilize 20 additional proprietary tools, some of which have been developed in conjunction with our technology partners, which we believe differentiates us from our regional competition and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors who do not discretely dedicate their resources to the services we provide.

We are focused on generating attractive returns on capital for our stockholders through the superior margins achieved by our differentiated services and the prudent application of our cash flow to targeted growth opportunities, which is intended to deliver high returns and short payback periods. Our services generally require less expensive equipment, which is also less expensive to maintain, and fewer people than many other oilfield service activities. In addition to the superior margins our differentiated services generate, we believe the rising level of completion intensity in our core operating areas contributes to improved margins and returns. This provides us significant operational leverage, and we believe positions us well to continue to generate attractive returns on capital as industry activity increases and the market for oilfield services improves. As part of our returns-focused approach to capital spending, we are focused on maintaining a capital efficient program with respect to the development of new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment.

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

Demand for services in the oil and natural gas industry is cyclical. For example, the domestic E&P industry in the United States underwent a substantial downturn in 2015 and much of 2016, placing unprecedented pressure on both our customers and competitors. However, we believe our company is well positioned to operate successfully as a standalone company as a result of the numerous initiatives we undertook during the integration of the seven businesses acquired while we were part of KLX Inc. (the “Former Parent” or “KLX”). We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our higher level of cash provided by operating activities. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. Profitability levels are dependent more directly on pricing for our services rather than utilization rates; as such, our ability to differentiate ourselves on the basis of quality contributes to revenue growth and profitability even in a stable or declining market environment through market share gains and growing business with existing customers.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. We believe our services often generate margins superior to our competitors based upon the differential quality of our performance, and that these margins also support strong free cash flow generation. The required investment in our business includes both working capital (principally for account receivables growth tied to increasing revenues) and capital expenditures for both maintenance of existing assets and growth. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-lite nature of our services, the average age of our assets of less than three years and our ability to charge back a portion of asset maintenance to customers for a number of our assets. In addition to these internal expenditures, we may also pursue selected acquisition opportunities. We believe industry conditions are likely to continue to support existing activity levels of oilfield service providers, but that the pace of industry consolidation will pick up, as weakened private company competitors look to take advantage of the market activity to exit.

The Spin-Off

On September 14, 2018, we completed our Spin-Off from KLX and became an independent, publicly-traded company. In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX, including a distribution agreement, an employee matters agreement and an IP matters agreement. These agreements govern the relationship between us and KLX and provide for the allocation between us and KLX of various assets, liabilities and obligations (including employee benefits, information technology and insurance). All services under the transition services agreement with Former Parent were terminated prior to October 31, 2018, and amounts under such agreement were not material for the three and nine months ended October 31, 2018.  In addition, our undrawn $100.0 asset-based revolving credit facility (“ABL Facility”) is available for borrowing for working capital and other general corporate purposes. The approximately $69.0 availability under the ABL Facility is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria. We issued $250.0 principal amount of 11.5% senior secured notes due 2025 (“Notes”) and, depending on market conditions, we may incur other indebtedness in the future to make additional acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

Factors Affecting the Comparability of our Results of Operations

Our results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below:

•

Expenses Associated with Former Parent’s Strategic Alternatives Review: During the first quarter of fiscal 2018, $3.8 of costs and expenses were allocated to us by our former parent associated with its strategic alternatives review.

•

Initial Expenses to Become a Stand-Alone Public Company: During the second and third quarters of fiscal 2018, $8.8 of costs and expenses were allocated to us by our former parent associated with the Spin-Off. In addition, we expect to incur approximately $3.0 to $5.0 of costs and expenses within 6 to 12 months of the distribution associated with our transition to being a stand-alone public company and incurred $3.7 of such costs during the third quarter of fiscal 2018. These expenses primarily relate to accounting, tax and professional costs, signage, branding and employee retention expenses, and costs related to information technology and systems.

•

SG&A Allocation: Selling, general and administrative (“SG&A”) expense historically included allocations of general corporate expenses from KLX. The historical statements of (loss) earnings reflect allocations of general corporate expenses from KLX, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, KLX Energy Services. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Please see Note 1 to our condensed financial statements, ''Description of Business and Basis of Presentation," for a description of the costs allocated, the methods of allocation, the reasons for the allocations and how future actual costs may differ from the amounts allocated under the ownership of KLX.

•

KLX Restricted Stock:  We incurred approximately $10.7 of non-cash compensation expense associated with the acceleration of unvested shares of KLX common stock held by KLX Energy Services employees related to the sale of KLX to Boeing on October 9, 2018.

•

Ongoing Stand-Alone Public Company Expenses:  We expect to incur direct, incremental expenses as a result of being a publicly-traded company, including, but not limited to, costs associated with hiring a dedicated corporate management team, annual and quarterly reports, quarterly tax provision preparation, independent auditor fees, expenses relating to compliance with the rules and regulations of the SEC and Nasdaq, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental expenses are not included in our historical results of operations. We expect recurring annual costs to be approximately $8.0 higher than the expenses historically allocated to us from KLX, reflecting 100% allocation of dedicated corporate resources and the expected higher revenues.

Key Financial Performance Indicators

We recognize the highly cyclical nature of our business and the need for metrics to 1) best measure the trends in our operations and 2) provide baselines and targets to assess the performance of our managers, which is intended to help us grow stockholder value. The metrics we regularly monitor within each of our geographic reporting regions include:

•	Variable cost by service;

•	Asset utilization by service; and

•	Revenue growth by service.

The measures we believe most effective to monitor and consider when rewarding management performance include:

•	Revenue growth rate;

•	Operating earnings growth rate;

•	Operating margin;

•	Return on invested capital;

•	Cash flow generation; and

•	Effectiveness of our health, safety and environmental practices.

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2018

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2017

($ in Millions)

The following is a summary of revenues by segment:

	Three Months Ended
	October 31,	October 31,	Percent
	2018	2017	Change
Southwest	$38.2	$31.2	22.4%
Rocky Mountains	48.1	35.8	34.4%
Northeast	36.9	22.2	66.2%
Total revenues	$123.2	$89.2	38.1%

Third quarter 2018 revenues of $123.2 increased $34.0, or 38.1%, as compared with the prior year period. Our revenue growth was driven by a 22.4% increase in Southwest revenues, a 34.4% increase in Rocky Mountains revenues and a 66.2% increase in Northeast revenues reflecting a higher level of activity throughout each operating region. On a product line basis, as compared to the same period in the prior year, completion revenues grew 52.2%, production revenues grew 42.8% and intervention services revenues grew 10.9%.

Third quarter 2018 cost of sales was $90.2, or 73.2% of sales, as compared to the prior year period cost of sales of $72.8, or 81.6% of sales. Cost of sales as a percentage of revenues improved by approximately 840 basis points, due to substantially improved results at all three segments of our business resulting from improved market conditions, increased sales of higher margin PSL’s and operating leverage.

SG&A expense during the third quarter of 2018 was $42.3, or 34.3% of revenues, including $23.0 of costs related to the completion of the merger of the Aerospace Solutions business of KLX Inc. with The Boeing Company, the Spin-Off of the energy services business into an independent public company, including $10.7 of non-cash compensation expense related to the acceleration of unvested shares held by the Company’s employees, the amendment of the $100.0 asset based lending facility, the issuance of $250.0 of Notes and the acquisition of Motley Services, LLC completed on November 5, 2018 (“Motley”) (collectively, “Costs as Defined”). SG&A in the prior year period was $17.4, or 19.5%, of revenues. Excluding the $23.0 of Costs as Defined (none in the prior year period), SG&A in the third quarter of 2018 was $19.3, or 15.7% of revenues, and as a percentage of revenues, improved by approximately 380 basis points in the third quarter of 2018 as compared with the prior year period primarily due to increased operating leverage as the 38.1% increase in revenues significantly outpaced the 10.9% increase in SG&A. Third quarter 2018 research and development costs were $0.6 as compared to the prior year period of $0.8, reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

Operating loss was $(9.9), including the $23.0 of Costs as Defined discussed above, as compared to a loss of $(1.8) in the prior year period. Exclusive of Costs as Defined, current period operating earnings were $13.1 and increased by $14.9 reflecting a higher level of activity by our customers throughout our geographic regions and incremental operating leverage. The continued recovery in the major oil and gas producing basins of the onshore U.S. market has resulted in increased demand for our products and services. Additionally, we believe incremental growth has been driven by differentiation in our products and services due to successful R&D initiatives and the quality and depth of our personnel.

There was no income tax expense for the three months ended October 31, 2018 and 2017 due to pre-tax losses in both periods for the reasons set forth above. The federal statutory rate in the current period was 21% (35% in the prior year period). The 2018 federal statutory rate is lower than the rate in the prior year as a result of recently enacted tax legislation.

Net loss for the three months ended October 31, 2018 was $(9.9) as compared to a net loss of $(1.8) in the prior year period. Net loss in the third quarter of 2018 was impacted by the $23.0 of aforementioned Costs as Defined.

Segment Results

The following is a summary of operating (loss) earnings by segment:

	Three Months Ended
	October 31,	October 31,	Percent
	2018	2017	Change
Southwest	$(6.0)	$(1.2)	(400.0)%
Rocky Mountains	(3.2)	1.3	(346.2)%
Northeast	(0.7)	(1.9)	63.2%
Total operating loss (1)	$(9.9)	$(1.8)	(450.0)%
(1)

During the three months ended October 31, 2018, the Company incurred approximately $23.0 of costs related to the Spin-Off of the energy business into an independent company, the amendment of the $100.0 ABL Facility associated with the issuance of $250.0 of Notes and the acquisition of Motley on November 5, 2018.

The three month quarter to date 22.4% increase in Southwest segment revenues was driven by an increase in production, completion and intervention of 37.8%, 26.3% and 7.6%, respectively. Southwest segment operating loss of $(6.0) increased by $4.8 primarily due to $7.0 of Costs as Defined. Although Southwest segment revenues increased 22.4% year-over-year, the segment’s revenues were impacted by the Texas fllods. Seventeen consecutive days of rain and the attendant floods, road and highway closures and impassable mud negatively impacted revenues.

The three month quarter to date 34.4% increase in Rocky Mountains segment revenues was driven primarily by a higher level of completion activity. Rocky Mountains segment operating earnings declined $4.5 to $(3.2) primarily due to $9.3 of Costs as Defined.

The three month quarter to date 66.2% increase in Northeast segment revenues was driven by an increase in intervention, production and completion revenues of 68.5%, 67.8% and 64.2%, respectively. Northeast segment operating loss of $(0.7) decreased $1.2 despite the $6.7 of Costs as Defined offset by increased operating leverage and solid demand for higher margin PSLs.

NINE MONTHS ENDED OCTOBER 31, 2018

COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2017

The following is a summary of revenues by segment:

	Nine Months Ended
	October 31,	October 31,	Percent
	2018	2017	Change
Southwest	$118.6	$77.1	53.8%
Rocky Mountains	136.1	90.6	50.2%
Northeast	96.7	58.5	65.3%
Total revenues	$351.4	$226.2	55.3%

For the nine months ended October 31, 2018, revenues were $351.4, an increase of $125.2, or 55.3%, as compared to the same period of the prior year. Revenue growth was driven by a 53.8% increase in Southwest revenues, a 50.2% increase in Rocky Mountains revenues and a 65.3% increase in Northeast revenues, reflecting the higher level of activity by our customers throughout the regions we serve. On a product line basis, revenue growth for completion, production and intervention services was 77.9%, 51.2% and 25.1%, respectively.

Cost of sales for the period was $257.9, or 73.4% of sales, as compared to the prior year period of $192.4, or 85.1% of sales. Cost of sales as a percentage of revenues improved by approximately 1,170 basis points, due to substantially improved results at all three segments of our business resulting from improved market conditions, increased sales of higher margin PSLs and operating leverage.

SG&A expense during the nine months ended October 31, 2018 was $82.0, or 23.3% of revenues. SG&A in the prior year period was $52.2, or 23.1% of revenues. SG&A, as a percentage of revenues, increased by approximately 20 basis points as compared with the prior year period primarily due to Costs as Defined of $28.7. Excluding the $28.7 of Costs as Defined (none in the prior year period), SG&A was $53.3, or 15.2% of revenues, and as a percentage of revenues, improved approximately 790 basis points for the nine months ended October 31, 2018 as compared with the same period in the prior year primarily due to increased operating leverage as the 55.3% increase in revenues significantly outpaced the 2.1% increase in SG&A. Research and development costs for the period were $1.9 as compared to $1.6 in the prior year, reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools.

Operating earnings were $9.6, including the $28.7 of Costs as Defined discussed above, as compared to a loss of $(20.0) in the prior year period. Exclusive of Costs as Defined, current period operating earnings were $38.3 and increased by $58.3 reflecting a higher level of activity by our customers throughout our geographic regions and incremental operating leverage. The continued recovery in the major oil and gas producing basins of the onshore U.S. market has resulted in increased demand for our products and services. Additionally, we believe incremental growth has been driven by differentiation in our products and services due to successful R&D initiatives and the quality and depth of our personnel.

Income tax expense for the nine months ended October 31, 2018 and 2017 was $0.1, primarily due to the full valuation allowance against the net deferred tax asset. The 2018 federal statutory rate is lower than the rate in the prior year as a result of recently enacted tax legislation.

For the nine months ended October 31, 2018, net earnings was $9.5 as compared to a net loss of $(20.1) in the prior year period. Net earnings were favorably impacted by the improvements in pricing and activity driven by the overall improvement in the oil and gas sector partially offset by the $28.7 of aforementioned Costs as Defined.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Nine Months Ended
	October 31,	October 31,	Percent
	2018	2017	Change
Southwest	$(0.8)	$(10.4)	92.3%
Rocky Mountains	3.3	(0.5)	760.0%
Northeast	7.1	(9.1)	178.0%
Total operating earnings (loss) (1)	$9.6	$(20.0)	148.0%

(1)

During the nine months ended October 31, 2018, the Company incurred approximately $28.7 of costs related to the Spin-Off of the energy business into an independent company, the amendment of the $100.0 ABL Facility associated with the issuance of $250.0 of Notes and the acquisition of Motley on November 5, 2018.

The nine month year to date 53.8% increase in Southwest segment revenues was driven by increases in production, completion and intervention activity of approximately 64.7%, 57.8% and 40.8%, respectively. Southwest segment operating loss of $0.8 improved by $9.6, including the negative impact of $9.0 of Costs as Defined, reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure. As mentioned earlier, Southwest segment revenues increased 53.8% year-over-year, the segment’s revenues were impacted by the Texas fllods. Seventeen consecutive days of rain and the attendant floods, road and highway closures and impassable mud negatively impacted revenues.

The nine month year to date 50.2% increase in Rocky Mountains segment revenues was driven by increases in completion and production activity of approximately 103.5% and 41.9%, respectively. Rocky Mountains segment operating earnings of $3.3 improved by $3.8, including the negative impact of $11.5 of Costs as Defined, reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

The nine month year to date 65.3% increase in Northeast segment revenues was driven by an increase in completion, intervention and production activity of approximately 77.0%, 55.3% and 55.4%, respectively. Northeast segment operating earnings of $7.1 improved by $16.2, including the negative impact of $8.2 of Costs as Defined, reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At October 31, 2018, we had $313.2 of cash and cash equivalents, or approximately $174.0 adjusted for the acquisition of Motley on November 5, 2018. Cash on hand at October 31, 2018 increased by $313.2 as compared with no cash on hand at January 31, 2018 due to the centralized cash management by our former parent as well as a result of cash flows from operating activities of $51.6, proceeds from long term debt of $250.0, offset by $8.3 of debt offering costs, capital contribution by our former parent prior to the Spin-Off of $50.0 and prior net funding from our former parent of $24.9 offset by $55.0 of capital expenditures. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity were historically from advances from KLX and cash flow from operations.

Working capital as of October 31, 2018 was $354.7, an increase of $316.6 as compared with working capital at January 31, 2018. As of October 31, 2018, total current assets increased by $337.1 and total current liabilities increased by $20.5. The increase in current assets was primarily related to an increase in cash of $313.2. The increase in total current liabilities was primarily due to an $11.9 increase in accrued liabilities.

Cash Flows

As of October 31, 2018, our cash and cash equivalents were $313.2 as compared to $0 at January 31, 2018. Net cash flows provided by operating activities was $51.6 for the nine months ended October 31, 2018 as compared to net cash used in operating activities of $13.2 in the prior year, reflecting a $29.6 increase in net earnings, $13.4 increase in accounts receivable ($37.7 increase in the prior year) and a $19.3 increase in accounts payable and accrued liabilities in the current period ($18.1 increase in the prior year). Cash used in investing activities consists of capital expenditures of $55.0 and $33.7 for the nine months ended October 31, 2018 and 2017, respectively, and reflects the higher demand levels for our services and equipment. Cash flows from financing activities of $316.6 and $46.9, respectively, for the nine months ended October 31, 2018 and 2017 reflect $250.0 of proceeds from long-term debt, offset by $8.3 of debt offering costs, and $74.9 of aggregate pre-Spin-Off net funding from our former parent in the current period ($46.9 in the prior year).

Capital Spending

Our capital expenditures were $55.0 and $33.7 during the nine months ended October 31, 2018 and 2017, respectively. We expect to incur approximately $90.0 in capital expenditures for the year ending January 31, 2019, principally related to our growth and maintenance capital expenditures as well as investments related to the large diameter coiled tubing PSL as a result of the acquisition of Motley on November 5, 2018. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand, cash flow from operations and from funds available from our secured $100.0 ABL Facility, none of which was drawn at October 31, 2018.

New Financing Arrangements

In connection with the Spin-Off, we entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of October 31, 2018. No amounts were outstanding under the ABL Facility as of October 31, 2018. The effective interest rate under the ABL Facility would have been approximately 4.8% on October 31, 2018.

In conjunction with the acquisition of Motley, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total net proceeds were $243.0, which a portion was used to acquire Motley, and the balance will be used for general corporate purposes including potential acquisitions for at least the next 12 months.

We believe the $50.0 capital contribution from our former parent, the trend in improved market conditions and cash from operating activities and our financial plans for 2018, the approximately $69.0 of availability under our $100 undrawn ABL Facility as well as the additional cash on hand from a portion of the proceeds from the Notes, provide us with the ability to fund our operations, make planned capital expenditures, meet our debt service obligations and provide funding for potential future acquisitions.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of October 31, 2018. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	Year Ending January 31,
Contractual Obligations	2019	2020	2021	2022	2023	Thereafter	Total
Long-term debt and other non-current liabilities	$0.2	$—	$0.1	$0.1	$0.1	$250.9	$251.4
Operating leases	4.7	18.0	13.4	5.1	3.3	6.2	50.7
Future interest and fees on outstanding debt (1)	0.1	29.3	29.3	29.3	29.3	86.7	204.0
Total	$5.0	$47.3	$42.8	$34.5	$32.7	$343.8	$506.1

Commercial Commitments
Letters of credit	$0.8	—	—	—	—	—	$0.8

(1)

Interest payments include interest payments due on the Notes based on the stated rate of 11.5%. To the extent we incur interest on the ABL Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the ABL Facility.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our balance sheets. At October 31, 2018, future minimum lease payments under these arrangements approximated $50.7, of which $23.8 is related to long-term real estate leases.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in Note 1 “Description of Business and Summary of Significant Accounting Policies” included in our Registration Statement on Form 10 filed with the SEC on August 24, 2018. There have been no changes to our critical accounting policies since August 24, 2018.

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

Emerging Growth Company Status

We are an “emerging growth company” and are entitled to take advantage of certain relaxed disclosure requirements. We operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable.

Revenue Recognition

Sales of products and services are recorded when the earnings process is complete. Service revenues from oilfield technical services and related tools and equipment are recorded when services are performed and/or equipment is rented pursuant to a completed purchase order or MSA that sets forth firm pricing and payment terms.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at October 31, 2018 and January 31, 2018 was $2.2 and $2.3, respectively.

Long-Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the three and nine months ended October 31, 2018 and 2017, there were no impairments of long-lived assets.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” for a discussion of recently issued accounting pronouncements. As an “emerging growth company” under the JOBS Act, we are offered an opportunity to use an extended transition period for the adoption of new or revised financial accounting standards. We operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At October 31, 2018 and January 31, 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Interest Rate Risk – We will have interest rate exposure arising from variable interest with respect to our ABL Facility as any borrowings would be impacted by changes in short-term interest rates.

As of October 31, 2018, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness, as of October 31, 2018, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2018.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the third fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 6. EXHIBITS

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession

2.1

Unit Purchase Agreement, dated as of October 22, 2018, by and among KLX Energy Services Holdings, Inc., KLX Energy Services LLC, District 5 Investments, LP, 3M Capital, Inc. and Marco D. Davis (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)

Exhibit 3(i) – Articles of Incorporation

3.1

Amended and Restated Articles of Incorporation of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)

Exhibit 3(ii) – Bylaws

3.2

Amended and Restated Bylaws of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 15, 2018)

Exhibit 4 – Instruments Defining the Rights of Security Holders, including Indentures

4.1

Indenture, dated October 31, 2018, among KLX Energy Services Holdings, Inc., as the issuer, KLX Energy Services LLC, KLX RE Holdings LLC and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on November 1, 2018)

4.2	Form of 11.500% Senior Secured Notes due 2025 (included in Exhibit 4.1)

Exhibit 10 – Material Contracts

10.1

Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 001-38609) filed with the SEC on August 15, 2018)

10.1.1

First Amendment, dated as of October 22, 2018, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)

10.2

KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)

10.3

Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)

10.4

Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)

10.5

KLX Energy Services Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)

10.6

KLX Energy Services Holdings, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)

10.7

KLX Energy Services Holdings, Inc. 2018 Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227327) filed with the SEC on September 13, 2018)

10.8

Guaranty, dated September 14, 2018, of KLX Energy Services LLC and KLX RE Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.9

Letter Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.10	Letter Agreement, dated September 14, 2018, between Thomas P. McCaffrey and KLX Energy Services Holdings, Inc.

10.11

Consulting Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.12

Amended and Restated Employment Agreement, dated September 14, 2018, between Gary J. Roberts and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.13

Medical Care Reimbursement Plan for Executives of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.14

KLX Energy Services Holdings, Inc. Executive Retiree Medical and Dental Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.15

Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Amin J. Khoury (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.16

Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

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

KLX ENERGY SERVICES HOLDINGS, INC.

Date: December 6, 2018	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman, Chief Executive Officer and President

	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and Chief Financial Officer