Form 10-K
period 2019-01-31
KLX Energy Services Holdings, Inc.
filed 2019-03-21
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10‑K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 31, 2019
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from to .

Commission File Number: 001‑38609

KLX ENERGY SERVICES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	36-4904146 (I.R.S. Employer Identification No.)

1300 Corporate Center Way Wellington, Florida	33414
(Address of principal executive offices)	(Zip Code)

(561) 383‑5100

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well‑known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐  No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S‑T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S‑K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of the registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10‑K or any amendment to this Form 10‑K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non‑accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b‑2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non‑accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b‑2 of the Exchange Act). Yes ☐  No ☒

As of July 31, 2018, the registrant's common stock was not publicly traded. The registrant's common stock began trading on the NASDAQ Global Select Market on September 17, 2018. As of March 18, 2019, the aggregate market value of the registrant’s voting stock held by non‑affiliates was approximately $509.3 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 18, 2019 was 23,129,490 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed with the Commission in connection with the 2019 Annual Meeting of Stockholders or Annual Report on Form 10‑K/A, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Form 10‑K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10‑K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

CAUTIONARY STATEMENT REGARDING FORWARD‑LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward‑looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10‑K (this “Form 10‑K”) includes forward‑looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward‑looking statements include all statements that are not historical in nature or are not current facts. We have tried to identify these forward‑looking statements by using forward‑looking words including “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could,” “will” or the negative of these terms or similar expressions.

These forward‑looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward‑looking statements. These factors include the risks, uncertainties, assumptions and other factors discussed under the headings “Item 1A. Risk Factors,” as well as “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10‑K, including the following factors:

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

In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward‑looking statements in this Form 10‑K. These statements should be considered only after carefully reading this entire Form 10‑K. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward‑looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward‑looking events discussed in this Form 10‑K not to occur.

PART I

ITEM 1.  BUSINESS

Except as otherwise indicated or unless the context otherwise requires, “KLX Energy Services,” “we,” “us” and “our” refer to KLX Energy Services Holdings, Inc. and its consolidated subsidiaries after giving effect to the spin-off, and “KLX” refers to KLX Inc., its predecessors and its consolidated subsidiaries, other than, for all periods following the spin-off, KLX Energy Services Holdings, Inc. and its consolidated subsidiaries. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – The Spin-Off.”

Our Company

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

We serve many of the leading companies engaged in the exploration and development of North American onshore conventional and unconventional oil and natural gas reserves. Our customers are primarily independent major oil and gas companies. We actively support these customer operations from over 35 service facilities located in the key major shale basins. We manage our business in these basins on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). Our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

We work with our customers to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals with greater completion intensity per well. During the year ended January 31, 2019 (“Fiscal 2018”), revenue growth reflected a double-digit percentage increase in the number of new customers and a significant increase in the breadth of services provided to existing customers as compared with the same period in the prior year.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 14 patents and 23 U.S. and foreign pending patent applications as well as 20 additional proprietary tools. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

We utilize outside, dedicated manufacturers to produce our products, which, in many cases, our engineers have developed from the input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. We have found that doing so leverages our technical strengths as well as those of our technology partners. These services and related products, or PSLs, are modest in cost to the customer relative to its other well construction expenditures but have a high cost of failure and are, therefore, “mission critical” to our customers’ outcomes. We believe our customers have come to depend on our decades of combined field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company for continued growth, as the oil and gas industry continues to drill and complete thousands of increasingly complex wells each year and as thousands of older legacy wells require remediation.

KLX Energy Services was formed from the combination and integration of seven private oilfield service companies acquired over the 2013 through 2014 time period. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses, to align our services, our people and our assets across all the geographic regions where we maintain a presence. We established a matrix management organizational structure, where each regional manager has the resources to provide a complete suite of services, supported by technical experts in our primary service categories. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing, further enhancing our completion tools business. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. We have endeavored to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

Industry Overview

The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, technological advances, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels and our customers’ capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local weather, transportation and consumption patterns.

While global supply and demand factors will continue to result in commodity price volatility, we believe the secular outlook for the onshore North American oil and gas industry remains positive due to the following trends and factors:

Growth in Onshore Unconventional Resources.  The development of new recovery technologies is leading to a shift toward the drilling and development of onshore unconventional oil and natural gas resources, which requires more wells to be drilled and active maintenance to sustain production and maximize recoveries. We believe the increased production requirements of these unconventional resources will continue to support increasing service activity as the industry rebalances its allocation of assets to meet future growth.

Numerous Technology Breakthroughs.  Technologically driven breakthroughs, including (i) continued drilling activity supported by unconventional resources, (ii) the expanding use of horizontal drilling techniques and (iii) longer lateral lengths and the increasing number of stages per well, have created growing demand for top-level services and products to support these advanced drilling and completion activities, many of which take place in remote areas with harsh environments.

Increasing Complexity of Technology.  The increasing complexity of technology used in the oil and natural gas exploration and development process requires additional technicians on location during the drilling and completion operations. In particular, the increasing trend of pursuing horizontal and directional wells as opposed to vertical wells requires additional expertise on location.

Large U.S. Oil and Gas Reserves.  The United States is committed to a long-term goal of energy independence. Currently identified recoverable reserves of 303 billion barrels of shale oil and 2,459 trillion cubic feet of shale gas are contained within the United States, according to the EIA’s Annual Energy Outlook 2019 Assumptions report.

Growing Demand for Natural Gas in the United States.  We believe that natural gas will be in increasingly high demand in the United States over time because of its growing popularity as a cleaner burning fuel. The ongoing shift to the use of natural gas from coal-fired power plants and increased access to residential customers from new pipeline projects are expected to support increased demand for natural gas. In addition, the recent commencement of liquefied natural gas shipments from the United States to foreign markets is also expected to increase demand for natural gas production.

Continued Outsourcing of Ancillary Services.  Almost all exploration and production (“E&P”) companies outsource the services required by them to drill wells and maintain production. Drilling and completion activities require numerous services and products from time to time on an “as needed” basis. Although some of the services we provide have historically been handled in-house by drilling contractors, in many instances drilling contractors will elect to outsource these services because these services are ancillary to the primary activity of drilling and completing wells and represent only a minor portion of the total well drilling cost. Drilling contractors that outsource these services look for suppliers who have the expertise to provide increasingly more complex, high-quality and reliable services on a 24/7 basis.

Impact of Recent Industry Downturn.  During the 2014 to mid-2016 industry downturn, the prices of oil and natural gas declined steeply, resulting in a dramatic reduction in drilling and completion activity by oil and gas producers in all regions of North America. Throughout all of 2015 and most of 2016, the oilfield services industry experienced a deep retrenchment where both capacity of services across the industry was cut and the pricing of services became deeply depressed. During this period, poorly capitalized businesses and many smaller competitors were unable to survive and went out of business. The industry began to see a stabilization in demand in late 2016, and with oil prices rising through the $40 per barrel range into the $60 per barrel range in 2017 and 2018, oil and gas producers renewed their commitment to their capital budgets, which resulted in a higher level of demand, improved pricing and a more stable operating environment for oilfield services businesses. Our operating earnings turned positive during the first quarter of Fiscal 2018 and remained positive through the fourth quarter of Fiscal 2018, excluding Costs as Defined, despite a precipitous 44% decline in oil prices between October and December 2018.

Products and Services

We offer high value-added services and related tools and equipment supporting the completion, intervention and production activities of our customers in each of our geographic reporting segments. The principal services we offer to support our customers throughout the lifecycle of the well include completions, well intervention and production services and products.

Completions: Our completions activities are focused on services that help our customers drill, complete and stimulate extended reach horizontal laterals and more technical wellbores (the physical conduit from surface into the hydrocarbon reservoir). We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in some of the most active onshore basins in the United States and provide premium perforating services for both wireline and tubing-conveyed applications. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We provide plug-and-perf wireline operations, wireline logging services, frac stack services and equipment, coiled tubing, flowback, high pressure blow out prevention (“BOP”) equipment and downhole completions tools.

Our completions activities include a wide range of services:

•	certified blow out preventers;
•	frac valve and flowback services;
•	wireline services (including pump down and slick line);
•	well testing and nipple-up services;
•	downhole completion tools, including:
o	debris-less floatation collars;

o	IPA toe sleeves;
o	liner hangers;
o	KLXE cementing bypass subs;
o	composite plugs;
o	proprietary dissolvable plugs;
•	downhole extended-reach technology;
•	HAVOK™ motor bearing assembly; and
•	coiled tubing services.

We believe our HAVOK™ motor bearing system together with an extended reach tool utilized under a cooperative marketing agreement complements our large diameter coiled tubing product service line in servicing extreme extended reach laterals. The extended reach tool reduces the friction drag and extends the lateral reach of the tubing by delaying the onset of helical buckling and lockup. We have successfully run this extended reach tool on numerous wells above our own proprietary HAVOK downhole motor, which boasts the industry’s only all-polycrystalline diamond compact bearing design. These tools have proven to be a formidable combination, delivering superior results for our customers. Further, we are successfully leveraging our coiled tubing assets to pull through our non-frac high pressure pumping, wireline, thru-tubing and certain other services.

We partnered with an engineering firm to co-develop a magnesium alloy based line of dissolvable plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional frac plug, but without the need for bottom hole intervention for removal. Our dissolvable plugs have been deployed in approximately 90 wells for approximately 30 customers with superior results compared to competitive products. Our plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 275 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

The KLXE flotation collar is the only casing flotation system on the market that introduces zero debris into the wellbore and requires no specialized plug sets to operate. It is used in extended, horizontal applications to reduce friction forces and better allow the efficient construction of extended laterals. The KLXE flotation collar is designed to be simple, consistent and highly reliable in extended, horizontal applications.

A portion of our completion services is delivered by our fleet of wireline trucks and associated tools. We currently operate 75 wireline trucks, approximately 60% of which are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with the highest quality pump down services. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers in markets that require this technology.

While our company does not provide hydraulic fracturing (“frac”) services, we do provide equipment and services to support our customers’ hydraulic fracturing operations, including a number of proprietary tools that deliver both increased efficiency and safety. We offer a full line of valves and corresponding services to assist clients with their pressure control needs during fracturing operations. These valves are assembled in predetermined configurations based on customer preference and installed on the wellhead to control flow and pressure during fracturing operations. We currently have over 120 frac trees and 20 manifolds deployed and serving clients in all of our geographic regions. We own a large, young fleet of valves serving the North American onshore oil and gas market. We have enhanced our frac valve fleet line through the internal development of next generation technology, including our proprietary, patent pending frac relief valve (“FRV”). Introduced in 2016, the FRV was built and designed to replace older “pop-off” systems. When tied into a frac core (pumps), the FRV gives customers a safer and more reliable method for relieving surface pressure in the event of an unforeseen overpressure event. By doing this, we believe we minimize operational risk, as well as greatly reduce health, safety and environmental (“HSE”) concerns that are associated with fracturing operations.

Additional technologies that we currently deploy on behalf of our customers include our (i) patent pending floatation collar, which assists customers in getting completion (casing) to the bottom of extended reach wells when friction prevents getting casing to depth, (ii) proprietary IPA toe sleeve, which allows customers a consistent and reliable frac initiation sleeve at the toe of the completion, (iii) composite frac plug, a flow control device that is set in the wellbore at given intervals to divert fluid into the formation, and (iv) dissolvable plugs.

Wellbore Interventions:  Our intervention services consist of best-in-class technicians and equipment that are focused on providing customers engineered solutions to downhole complications. Intervention involves the application of specialized tools and procedures to retrieve lost equipment and remove other obstructions that either interfere with the completion of the well or are causing diminished production. The principal services we provide to remediate these complications include fishing, thru-tubing and pipe recovery. Given the unique geology and operating characteristics of each well, no two complications are the same, yet each complication our customers experience results in substantial disruption to their well operation and economics. As a result, resolution is “mission critical” to our customers and supports premium pricing for superior outcomes. Those outcomes rely principally on the skill and experience of the technicians dedicated to resolving the issues and the availability of exactly the right tools for every eventuality. We believe we have one of the leading teams of intervention specialists in the industry, supported by a comprehensive portfolio of intervention tools and equipment. Each of our geographic regions is fully staffed with top technicians and fully equipped with a comprehensive range and quantity of equipment given the wellbore profiles for the region.

In November 2018, we acquired Motley, which is a premier provider of large diameter coiled tubing. Our coiled tubing product line is currently offered in our Southwest region, but it is expected to be rolled out to the Rocky Mountains and Northeast regions in response to customer requests during the course of 2019. We currently have a fleet of eight coiled tubing spreads and expect to take delivery and deploy a further seven spreads across our geographical regions during 2019.

We support our intervention group with a portfolio of tools consisting of both patented and proprietary technologies. Recent innovations currently deployed in the field include our: (i) DXD Venturi Tool; (ii) HAVOK PDC Bearing Section; (iii) Hydraulic By-Pass Tool; and (iv) Drill Mate (Mechanical By-Pass Valve). These tools were designed to improve upon conventional technology used by our competitors:

DXD Venturi Tool—The patent pending DXD (Debris Extraction Device) is an internally developed downhole tool that assists customers in removing unwanted debris from the wellbore. Utilizing fluid dynamics, the tool consists of a jet section that accelerates fluid across a nozzle. This increase in fluid velocity creates a pressure drop inside the tool, which draws fluid through an inlet. As the fluid is drawn into the system through the inlet, it picks up unwanted debris in the fluid flow, which is then caught in a series of chambers installed below the tool. The chambers then carry the debris out of the hole when the system is brought back to surface.

HAVOK PDC Bearing Section—The patented HAVOK PDC is one of the most robust bearing packs on the market. With a total of five parts, this bearing pack has greatly reduced the operating cost of our thru-tubing motors and provides us with a significant differentiator in the thru-tubing market. We began deploying the bearing pack in early 2017 and have experienced excellent results with the tool.

Hydraulic By-Pass Tool—The patented hydraulic by-pass tool allows us to run our conventional motor assemblies and achieve substantially higher circulation rates without reducing the expected life of our conventional power section. The additional fluid being pumped and by-passed optimizes the downhole hydraulics for the operation and assists with proper debris removal.

Drill Mate (Mechanical By-Pass Valve)—The patented Drill Mate is a downhole tool that was developed to give customers a way to mechanically by-pass fluid during drill out or clean out operations. The tool is a two-piece system that opens and closes based upon the amount of weight being set on the mill or bit. During bottom milling with the tool, the tool is in the closed position, putting 100% of the flow through the motor BHA. As weight is removed from the mill or bit either by milling through the obstruction or picking up off bottom, the tool strokes open, thereby exposing by-pass ports that divert fluid through them. At this point, a customer can increase the amount of fluid being pumped through the BHA to assist in debris removal. This increase in fluid rate does not affect the life of the motor as the additional fluid is by-passed through the Drill Mate tool.

Production Solutions:  We also provide services to enhance and maintain oil and gas production throughout the productive lives of our customers’ wells. Our production services include maintenance related intervention services as well as the provision of specifically required products and equipment. As with our completion and intervention service offerings, we have developed a portfolio of proprietary tools that we believe differentiates our production solutions service offering. The principal services and equipment we provide across the production lifecycle of the well include (i) production BOPs, (ii) the provision of mechanical wireline services, (iii) slick line services, (iv) hydro-testing, (v) premium tubulars and (vi) other specialized production tools.

We believe our proprietary production tool portfolio creates a distinct competitive advantage for us in selling all of our production services. Key downhole production tools we have developed and that have been deployed with strong customer adoption include:

Punch Ram Tool—The punch ram tool gives customers the ability to safely and repeatedly release trapped pressure inside production tubulars during pulling operations. The alternative is to “hot-tap” the tubing, which is a high-risk operation that most operators are not willing to employ.

Frac Protect Rod Hang Off Tool—This tool is developed to give customers the ability to “hang off” a rod string rather than tripping it out of the hole and laying it down. The associated costs of tripping rods out of the hole coupled with the damage of laying them down and picking the string back up make this tool an excellent alternative option for customers. The hang off tool allows an operator to easily hang the rod string in the wellhead and still gives them the ability to tie into the tubing if need be to monitor pressure or pump fluid.

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to regional, independent and major oil and gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 700 customers within North America. Revenues from our five largest customers collectively represented approximately 23% of our revenues in Fiscal 2018.

Our sales activities are conducted through a network of sales representatives and business development personnel, which provide coverage at both the corporate and field customer level. Sales representatives work closely with local operations managers to target potential opportunities through strategic focus and planning. Customers are identified as targets based on their drilling and completion activity, geographic location and economic viability. Direction of the sales team is conducted through weekly meetings and daily communication. Our marketing activities are performed internally. Our strategy is based on building a strong North American brand though multiple media outlets including our website, select social media accounts, print, billboard advertisements, press releases and various industry-specific conferences, publications and lectures. We have a technical sales organization with expertise and focus within their specific service line. We focus on organic growth through selling of services and marketing excellence through brand service quality, technology and metrics of success. We accomplish this through communication across sales and operations departments and regions to share best practices and leverage existing customer relationships.

Competition

We provide services and products and compete in a variety of distinct sub-segments with a number of competitors. Our primary competitors are regional companies, which provide a more limited range of services and equipment and often have more limited financial resources to support their operations. With respect to certain of our services, we also compete with major, multinational companies, including Superior Energy Services, Schlumberger, Halliburton, Baker Hughes and Weatherford. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, increasingly, breadth of services and products. We maintain both regional and product/services specialist sales teams. Although sales employees tend to be based locally in regions and field locations, we have established a corporate sales team to coordinate sales and marketing efforts with our key accounts. As of January 31, 2019, we had 26 corporate sales representatives and 65 regional sales representatives with an average of over 10 years of experience. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate our company from our competitors by delivering a broad range of non-frac services with the highest-quality equipment and highly competent personnel, which enables us to deliver superior execution and operating efficiency in a safe working environment. By focusing on cultivating our existing customer relationships and maintaining our high standard of customer service, technology, safety, performance and quality of crews, equipment and services, we believe we are equipped for continued growth and success in a competitive market.

Suppliers and Procurement

We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Customer Service

We are highly differentiated in each of the geographic markets that we serve with our services and associated product offerings. This is achieved by providing targeted, complementary services and related products and being responsive to our customers with both quality, as measured by the industry-standard NPT, and timely responses to any request. The key elements include:

•	24-hours a day, seven days a week operations;
•	recognized industry leading technicians in our principal service and product lines;
•	responsiveness to our customers’ requirements for ready-to-deploy API certified equipment and a “can do” philosophy;
•	technical interface with customers via product line management personnel; and
•	client intimacy.

Technology and Intellectual Property

Our engineering and technology efforts are focused on providing efficient and cost-effective solutions to maximize production for our customers across major North American onshore basins. We have dedicated resources focused on the internal development of new technology and equipment, as well as resources focused on sourcing and commercializing new technologies through strategic relationships. Our sales and earnings are influenced by our ability to successfully introduce new or improved products and services to the market.

Although in the aggregate our patents and licenses are important to us, we do not regard any single patent, license or strategic relationship as critical or essential to our business as a whole. In general, we depend on our technological capabilities, customer service oriented culture and application of our know-how to distinguish ourselves from our competitors, rather than our right to exclude others through patents or exclusive licenses. We also consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skill of our personnel to be more important than our registered intellectual property in our ability to compete.

We believe we have become a “go-to” service provider for piloting certain new technologies across North America because of our service quality, execution at the wellsite and scale. These strategic relationships provide us and our customers with access to unique technology from independent innovators. This also allows us to minimize exposure to potential technology adoption risks and the significant costs associated with developing and implementing R&D internally. Our internal resources are focused on evolving our existing proprietary tools to stay on trend and ensure quicker, lower completion and production costs for our customers.

Risk Management and Insurance

The provision of technical services or use of certain of our tools and equipment in connection therewith could involve operational risk and thereby expose us to liabilities. An accident involving our services or equipment, or the failure of a product, could result in personal injury, loss of life and damage to property, equipment or the environment. Damages from a catastrophic occurrence, such as a fire or explosion, could result in substantial claims for damages. We generally attempt to negotiate the terms of our MSAs consistent with industry practice. In general, we attempt to take responsibility for our own personnel and property, while our customers, such as the E&P companies and well operators, take responsibility for their own personnel, property and all liabilities arising from well and subsurface operations.

In addition, claims for loss of oil and gas production and damage to formations can occur in the oilfield services industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in us being named as a defendant in lawsuits asserting large claims. Because our business involves the transportation of heavy equipment and materials, we may also experience traffic accidents, which may result in spills, property damage and personal injury.

Oilfield services companies, despite efforts to maintain high safety standards, from time to time, have suffered accidents. Our business is subject to the same risks and, as a result, there is a risk that we will experience accidents in the future. In addition to the property and personal losses from these accidents, the frequency and severity of these incidents affect our operating costs and insurability, and our relationship with customers, employees and regulatory agencies. In particular, in recent years many of our large customers have placed an increased emphasis on the safety records of their service providers. Any significant increase in the frequency or severity of these incidents, or the general level of compensatory payments, could adversely affect the cost of, or our ability to obtain, workers’ compensation and other forms of insurance, and could have other material adverse effects on our financial condition and results of operations.

We maintain a risk management program that covers operating hazards, including products and completed operations, property damage and personal injury claims as well as certain limited environmental claims. Our risk management program includes primary, umbrella and excess umbrella liability policies of $77 million per occurrence, including sudden and accidental pollution claims. We believe that our insurance is sufficient to cover property and casualty liability claims.

We endeavor to allocate potential liabilities and risks between the parties in our MSAs. We retain the risk for any liability not indemnified by our customers and in excess of our insurance coverage. These MSAs delineate our and our customers’ respective warranty and indemnification obligations with respect to the services we provide. We endeavor to negotiate MSAs with our customers that provide, among other things, that we and our customers assume (without regard to fault) liability for damages to our respective personnel and property. For catastrophic losses, we endeavor to negotiate MSAs that include industry-standard carve-outs from the knock-for-knock indemnities. Additionally, our MSAs often provide carve-outs to the “without regard to fault” concept that would permit, for example, us to be held responsible for events of catastrophic loss only if they arise as a result of our gross negligence or willful misconduct. Our MSAs typically provide for industry-standard pollution indemnities, pursuant to which we assume liability for surface pollution associated with our equipment and originating above the surface (without regard to fault), and our customer assumes (without regard to fault) liability arising from all other pollution, including, without limitation, underground pollution and pollution emanating from the wellbore as a result of an explosion, fire or blowout. The summary of MSAs set forth above is a summary of the material terms of the typical MSA that we have in place and does not reflect every MSA that we have entered into or may enter into in the future, some of which may contain indemnity structures and risk allocations between our customers and us that are different than those described here.

Information Technology

During the fourth quarter of Fiscal 2018, we successfully completed the integration of the Motley business onto our company-wide financial accounting platform, which utilizes a Microsoft-based enterprise resource planning (“ERP”) system together with industry leading asset management software “TrakQuip”. These IT systems provide us with a scalable integrated platform that facilitates highly efficient operations, consolidated invoicing and optimal equipment utilization on both a site and segment basis. Our operating strategy is based upon balancing high asset and personnel utilization levels with consistently superior customer service. As such, our IT systems are integral to effectively managing our business.

Government Regulation and Environmental Matters

Our operations are subject to extensive and changing federal, state and local laws and regulations establishing health, safety and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liabilities or penalties for violations of those regulations. We are also subject to laws and regulations, such as the Federal Superfund Law and similar state statutes, governing remediation of contamination, which could occur or might have occurred at facilities that we own or operate, or which we formerly owned or operated, or to which we send or have sent hazardous substances or wastes for treatment, recycling or disposal. We believe that we are currently compliant, in all material respects, with applicable environmental laws and regulations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

The following is a summary of some of the existing laws, rules and regulations to which we are subject.

Hazardous substances and waste handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many E&P wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas E&P wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas E&P wastes now classified as non-hazardous could be classified as hazardous waste in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain E&P related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree requires the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. If the EPA proposes rulemaking for revised oil and gas regulations, the Consent Decree requires that the EPA take final action following notice and comment rulemaking no later than July 15, 2021. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of its customers, which could in turn reduce demand for our services and adversely affect our business.

Comprehensive Environmental Response, Compensation, and Liability Act

The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”), also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Worker health and safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act (“OSHA”) establishing requirements to protect the health and safety of workers. The OSHA hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes requires maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities and citizens. The Federal Motor Carrier Safety Administration regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, the federal Bureau of Alcohol, Tobacco, Firearms and Explosives establishes requirements for the safe use and storage of explosives, and the federal Nuclear Regulatory Commission establishes requirements for the protection against ionizing radiation. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with these laws and regulations.

Transportation safety and compliance

Operating a fleet of over 1,000 vehicles, we are subject to a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for Interstate travel, and comparable state regulations for Intrastate travel. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

Water discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In September 2015, a new EPA and U.S. Army Corps of Engineers (the “Corps”) rule defining the scope of federal jurisdiction over wetlands and other waters became effective (the “Clean Water Rule”). The Clean Water Rule was previously stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases challenging the rule. The EPA and the Corps issued a proposed rulemaking in June 2017 to repeal the Clean Water Rule, and announced their intent to issue a new rule defining the Clean Water Act’s jurisdiction. In January 2018, the U.S. Supreme Court issued a decision finding that jurisdiction resides with the federal district courts to hear challenges to the Clean Water Rule; following which, the previously-filed district court cases have been allowed to proceed. Following the Supreme Court’s decision, the EPA and the Corps issued a final rule in January 2018 staying implementation of the 2015 rule for two years while the agencies reconsider the rule. Subsequent litigation has resulted in some states applying the rule while others do not. In December 2018, the EPA and the Corps issued a revised rule proposal that would provide discrete categories of jurisdictional waters and tests for determining whether a particular water body meets any of those classifications. Several groups have already announced their intentions to challenge the proposed rule. To the extent the rule expands the range of properties subject to the Clean Water Act’s jurisdiction, certain energy companies could face increased costs and delays with respect to obtaining permits for dredge and fill activities in wetland areas, which in turn could reduce demand for our services. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

Air emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example, in May 2016, the EPA finalized rules regarding criteria for aggregating multiple small surface sites into a single source for air-quality permitting purposes applicable to the oil and gas industry. This rule could cause small facilities, on an aggregate basis, to be deemed a major source, thereby triggering more stringent air permitting requirements. In addition, in October 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ozone from 75 to 70 parts per billion and completed attainment/non-attainment designations in July 2018. State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate change

The EPA has determined that emissions of greenhouse gases, including carbon dioxide and methane, present a danger to public health and the environment because emissions of such gases are, according to the EPA, contributing to warming of the Earth’s atmosphere and other climatic changes. The EPA has established greenhouse gas emission reporting requirements for sources in the oil and gas sector, and has also promulgated rules requiring certain large stationary sources of greenhouse gases to obtain preconstruction permits under the CAA and follow “best available control technology” requirements. Although we are not likely to become subject to greenhouse gas emissions permitting and best available control technology requirements because none of our facilities are presently major sources of greenhouse gas emissions, such requirements could become applicable to our customers and could have an adverse effect on their costs of operations or financial performance, thereby adversely affecting our business, financial condition and results of operations. Also, the U.S. Congress has from time to time considered adopting legislation to reduce emissions of greenhouse gases and many states already have established regional greenhouse gas “cap-and-trade” programs. The adoption of any legislation or regulation that restricts emissions of greenhouse gases from the equipment and operations of our customers or with respect to the oil and natural gas they produce could adversely affect demand for our products and services. Finally, some scientists have concluded that increasing concentrations of greenhouse gases in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events; if such effects were to occur, they could have an adverse impact on our operations.

Hydraulic fracturing

Our businesses are dependent on our customers’ hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In 2016, the EPA issued final regulations under the CAA establishing performance standards, including standards for the capture of methane emissions released during hydraulic fracturing. In June 2017, the EPA proposed to stay the requirements for a period of two years and revisit implementation of the 2016 methane standards in their entirety. In September 2018, the EPA proposed amendments to relax or rescind certain of the 2016 standards. Various industry and environmental groups have separately challenged both the methane requirements and the EPA’s attempts to delay implementation of the rule. The Bureau of Land Management (the “BLM”) previously finalized similar limitations on methane emissions from venting and flaring and leaking equipment from oil and natural gas activities on public lands, but in September 2018, the BLM issued a rule that rescinds or relaxes certain of these limitations. California and New Mexico have challenged the rule in ongoing litigation. As a result, future implementation of both the EPA and BLM methane rules is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other greenhouse gas emissions from the oil and gas industry remain a possibility.

The EPA has also issued effluent limitation guidelines that prohibit the discharge of wastewater from hydraulic fracturing operations to publicly-owned wastewater treatment plants. In addition, the BLM had previously issued final rules in March 2015 imposing stringent standards for performing hydraulic fracturing on federal and Native American lands; however, the agency finalized a separate rulemaking in December 2017 repealing its hydraulic fracturing rules. Several states and environmental groups have challenged the repeal in federal court. It is unclear how any additional federal regulation of hydraulic fracturing activities may affect our operations, but additional regulatory burdens on our customers could ultimately result in decreased demand for our services.

Various studies analyzing the potential environmental impacts of hydraulic fracturing have also been performed. For example, in December 2016, the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources. The final report concluded that “water cycle” activities associated with hydraulic fracturing may impact drinking water resources “under some circumstances,” noting that the following hydraulic fracturing water cycle activities and local- or regional-scale factors are more likely than others to result in more frequent or more severe impacts: water withdrawals for fracturing in times or areas of low water availability; surface spills during the management of fracturing fluids, chemicals or produced water; injection of fracturing fluids into wells with inadequate mechanical integrity; injection of fracturing fluids directly into groundwater resources; discharge of inadequately treated fracturing wastewater to surface waters; and disposal or storage of fracturing wastewater in unlined pits. As described elsewhere in this Annual Report, these risks are regulated under various state, federal, and local laws.

Some states, counties and municipalities have enacted or are considering moratoria on hydraulic fracturing. For example, New York has banned the use of high volume hydraulic fracturing. Alternatively, some municipalities are or have considered zoning and other ordinances, the conditions of which could impose a de facto ban on drilling and/or hydraulic fracturing operations. Further, some states, counties and municipalities are closely examining water use issues, such as permit and disposal options for processed water, which could have a material adverse impact on our financial condition, prospects and results of operations if such additional permitting requirements are imposed upon our industry. If new laws or regulations that significantly restrict hydraulic fracturing are adopted, such laws could reduce our business by making it more difficult or costly for their customers to perform fracturing to stimulate production from tight formations. In addition, if hydraulic fracturing becomes regulated at the federal level as a result of federal legislation or regulatory initiatives by the EPA, the business and operations of our customers could be subject to additional permitting requirements, and also to attendant permitting delays, increased operating and compliance costs and process prohibitions, which could have an adverse effect on our business, financial condition and results of operations.

Employees

As of January 31, 2019, we had approximately 1,400 employees. Approximately 85% of our employees are engaged in operations, quality and purchasing, 6% in sales and marketing and 9% in finance, human resources, IT and general administration. Our employees are not unionized, and we consider our employee relations to be good.

Available Information

Our filings with the SEC, including this Form 10-K, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website,

http://www.klxenergy.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained on the SEC’s website at www.sec.gov that contains reports, proxy statements, information statements, and other information regarding SEC registrants, including KLX Energy Services Holdings, Inc. Information included in or connected to our website is not incorporated by reference in this annual report.

ITEM 1A.  RISK FACTORS

You should carefully consider each of the following risks and uncertainties, which we believe are the principal risks that we face and of which we are currently aware, and all of the other information in this Form 10‑K. Some of the risks and uncertainties described below relate to our business, while others relate to the spin‑off. Other risks relate principally to the securities markets and ownership of our common stock.

If any of the following events actually occur, our business, financial condition or financial results could be materially adversely affected, the trading price of our common stock could decline and you could lose all or part of your investment. Additional risks and uncertainties that we do not presently know about or currently believe are not material may also adversely affect our business and operations.

Risks Relating to Our Business

We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and experienced a significant downturn commencing in late 2014 that continued through 2015 and 2016, which significantly affected the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations.

Our revenues are primarily generated from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. Additionally, developments that adversely affect oil and natural gas drilling and production services could reduce our customers’ willingness to make such expenditures and materially reduce our customers’ demand for our services and associated product offerings, resulting in a material adverse effect on our business, financial condition and results of operations.

The predominant factor that would reduce demand for our services and associated product offerings would be a reduction in land‑based drilling activity in the continental United States. The oil and gas industry experienced a significant downturn commencing in late 2014 that continued through 2015 and 2016. At the trough, our customers significantly cut back their capital expenditures resulting in both volume and pricing declines for oilfield services, and the number of domestic land drilling rigs decreased by over 75%. Commodity prices, and market expectations of potential changes in these prices, significantly affected activity levels in 2015 and 2016 as well as the volume and prices paid for our services. Worldwide political, economic and military events as well as natural disasters and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future. Current levels in the price of natural gas, oil or natural gas liquids, as well as ongoing volatility, have had an adverse impact on the level of drilling, exploration and production activity, which could materially and adversely affect the demand for our services and the rates we are able to charge for our services. We negotiate the rates payable under our contracts based on prevailing market rates, and the rates we are able to charge will fluctuate with market conditions. Higher commodity prices may not necessarily translate into increased drilling activity because our customers’ expectations of future prices also influence their activity. Lower demand for oilfield services could resume, which would adversely affect the rates that we are able to charge, and the demand for our services. Additionally, we may incur costs and have downtime any time our customers’ activities are refocused towards different drilling regions.

The domestic E&P industry in the United States underwent a substantial downturn in 2015 and much of 2016 with the beginning of a potential recovery commencing late in the third calendar quarter of 2016, placing unprecedented pressure on both our customers and competitors. Oil prices remain volatile. For example, there was a precipitous 44% decline in oil prices between October and December 2018. We have reduced costs within our business without compromising the business platform we have built. This included a significant reduction in capital expenditures in 2016, as well as other workforce rightsizing and ongoing cost initiatives.

Another factor that would reduce the level of drilling and production activity is increased government regulation of that activity. Our customers’ drilling and production operations are subject to extensive federal, state, local and foreign laws and government regulations concerning: emissions of pollutants and greenhouse gases; hydraulic fracturing; the handling of oil and natural gas and byproducts thereof and other materials and substances used in connection with oil and natural gas operations, including drilling fluids and wastewater; well spacing; production limitations; plugging and abandonment of wells; unitization and pooling of properties; and taxation. More stringent legislation or regulation (including public pressure on governmental bodies and regulatory agencies to regulate the oil and natural gas industry), a moratorium on drilling or hydraulic fracturing, or increased taxation of oil and natural gas drilling activity could directly curtail such activity or increase the cost of drilling, resulting in reduced levels of drilling activity and therefore reduced demand for our services and associated product offerings.

Spending by E&P companies can also be impacted by conditions in the capital markets. Limitations on the availability of capital, or higher costs of capital, for financing expenditures may cause E&P companies to make additional reductions to capital budgets in the future. Cuts in capital spending would likely curtail drilling and completion programs as well as discretionary spending on well construction services, which may result in a reduction in the demand for our services, the rates we can charge and the utilization of our services. Moreover, reduced discovery rates of new oil and natural gas reserves, or a decrease in the development rate of reserves in our market areas, whether due to increased governmental regulation, including with respect to environmental matters, limitations on exploration and drilling activity or other factors, could also have an impact on our business, even in a stronger oil and natural gas price environment. An adverse development in any of these areas could have an adverse impact on our customers’ operations or financial condition, which could in turn result in reduced demand for our services and associated product offerings.

We depend on our customers’ willingness to undertake drilling and completion spending.

Other factors over which we have no control that could affect our customers’ willingness to undertake drilling and completion spending activities include:

•	the level of prices, and expectations about prices, for oil and natural gas;
•	domestic and foreign supply of and demand for oil and natural gas;
•	the level of domestic and global oil and natural gas production;
•	the availability, pricing and perceived safety of pipeline, trucking, train storage and other transportation capacity;
•	the supply of and demand for oilfield services and equipment;
•	lead times associated with acquiring equipment and availability of qualified personnel;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected rates of decline in production from existing and prospective wells;
•	the discovery rates of new oil and natural gas reserves;
•

federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as E&P activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;

•	adverse weather conditions, including rain, tropical storms, hurricanes and severe cold weather, that can affect oil and natural gas operations over a wide area;
•	oil refining capacity;
•	merger and divestiture activity among oil and gas producers;
•	the availability of water resources and suitable proppants in sufficient quantities and on acceptable terms for use in hydraulic fracturing operations;
•	the availability, capacity and cost of disposal and recycling services for used hydraulic fracturing fluids;
•	the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war;

•	worldwide political, military and economic conditions;
•

actions of the Organization of the Petroleum Exporting Countries, its members and other state controlled oil companies relating to oil and natural gas price and production levels, including announcements of potential changes to such levels;

•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas; and
•	the price and availability of alternative fuels and energy sources.

Conservation measures and technological advances could reduce demand for oil and natural gas.

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. We cannot predict the impact of the changing demand for oil and natural gas services, and any major changes may have a material adverse effect on our business, financial condition and results of operations.

Our business involves many hazards and operational risks.

Conditions inherent in the oil and natural gas industry can cause personal injury or loss of life, disruption or suspension in operations, damage to geological formations, damage to facilities, substantial revenue loss, business interruption and damage to, or destruction of, property, equipment and the environment. Our operations are subject to many hazards and risks, including the following:

•	equipment defects;
•	accidents resulting in serious bodily injury and the loss of life or property;
•	damaged or lost equipment;
•	liabilities from accidents or damage by our operators or equipment;
•	pollution and other damage to the environment;
•

well blowouts and the uncontrolled flow of natural gas, oil or other well fluids into or through the environment, including onto or into the ground or into the atmosphere, groundwater, surface water or an underground formation;

•	fires, explosions and cratering;
•	mechanical or technological failures;
•	loss of well control;
•	spillage handling and disposing of materials;
•	collapse of the boreholes;
•	adverse weather conditions; and
•	failure of our employees to comply with our internal environmental, health and safety guidelines.

If any of these hazards materialize, they could result in the suspension of operations, termination of contracts without compensation, damage to or destruction of our equipment and the property of others, or injury or death to our personnel or third-parties and could expose us to substantial liability or losses. Although we customarily include a waiver of consequential damages in our customer contracts, defects or other performance problems in the services that we offer or products we offer could result in our customers seeking to invalidate such waiver and seek damages from us for losses associated with these defects or other performance problems. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. Our customers may elect not to purchase our services if they view our safety record as unacceptable or otherwise experience material defects in our products or performance problems, which could cause us to lose customers and substantial revenue, and any litigation or claims, even if fully indemnified or insured, could negatively affect our reputation with our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future. In addition, these risks may be greater for us upon the acquisition of another company that has not allocated significant resources and management focus to safety and has a poor safety record.

We maintain what we believe is customary and reasonable insurance to protect our business against most potential losses, but such insurance may not be adequate to cover our liabilities, especially as the inherent risks in our operations increase with increasing well complexity, and we are not fully insured against all risks inherent in our business. For example, although we are insured for environmental pollution resulting from certain environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents or events that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not adequately insured, it could adversely affect our financial condition and results of operations. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.

Our insurance has deductibles or self-insured retentions and contains certain coverage exclusions. The current trend in the insurance industry is towards larger deductibles and self-insured retentions. In addition, insurance may not be available in the future at rates that we consider reasonable and commercially justifiable, compelling us to have larger deductibles or self-insured retentions to effectively manage expenses. As a result, we could become subject to material uninsured liabilities or situations where we have high deductibles or self-insured retentions that expose us to liabilities that could have a material adverse effect on our business, financial condition and results of operations.

In recent years, oilfield services companies have been the subject of a significant volume of wage and hour-related litigation, including claims brought under the Federal Labor Standards Act, in which employee pay practices have been challenged. We have been named as defendants in these lawsuits, and we do not maintain insurance for alleged wage and hour-related litigation. Some of these cases remain outstanding and are in various stages of negotiation and/or litigation. The frequency and significance of wage- or other employment-related claims may affect expenses, costs and relationships with employees and regulators. Additionally, we could become subject to material uninsured liabilities that could have a material adverse effect on our business, financial condition and results of operations.

Increased labor costs or the unavailability of skilled workers could hurt our business, financial condition and results of operations.

We are dependent upon a pool of available skilled employees to operate and maintain our business. We compete with other oilfield services businesses and other similar employers to attract and retain qualified personnel with the technical skills and experience required to provide the highest quality service. The demand for skilled workers is high and the supply is limited, and a shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages thereby increasing our operating costs.

Although our employees are not covered by a collective bargaining agreement, union organizational efforts could occur and, if successful, could increase our labor costs. A significant increase in the wages paid by competing employers or the unionization of groups of our employees could result in increases in the wage rates that we must pay. Likewise, laws and regulations to which we are subject, such as the Fair Labor Standards Act, which governs such matters as minimum wage, overtime and other working conditions, can increase our labor costs or subject us to liabilities to our employees. Our operations are also exposed to risks of claims for alleged employment-related liabilities, including risks of claims related to alleged wrongful termination or discrimination, wage payment practices, retaliation claims and other human resource related matters. We cannot assure you that labor costs will not increase. Increases in our labor costs or unavailability of skilled workers could impair our capacity, diminish our profitability and have a material adverse effect on our business, financial condition and results of operations.

We may be unable to retain personnel who are key to our operations.

Our success, among other things, is dependent on our ability to attract, develop and retain highly qualified senior management and other key personnel. Competition for key personnel is intense, and our ability to attract and retain key personnel is dependent on a number of factors, including prevailing market conditions and compensation packages offered by companies competing for the same talent. The inability to hire, develop and retain these key employees may adversely affect our business, financial condition and results of operations.

We have operated at a loss in the past, and there is no assurance of our profitability in the future.

Historically, we have experienced periods of low demand for our services and have incurred operating losses. In the future, we may not be able to reduce our costs or increase our revenues sufficiently to achieve or maintain profitability and generate positive operating income. Under such circumstances, we may incur further operating losses and experience negative operating cash flow.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by E&P company capital spending, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels, and our customers’ capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. oil and natural gas prices are correlated with global oil price movements, they are also affected by local market weather and consumption patterns. A prolonged economic slowdown, a recession in the United States, adverse events relating to the energy industry and local, regional and national economic conditions and factors, particularly a slowdown in the E&P industry, could negatively impact our operations and therefore adversely affect our results. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers.

We may need to obtain additional capital or financing to fund expansion of our asset base, which could increase our financial leverage, or we may not be able to finance our capital needs.

Prior to the spin-off, we were a segment of KLX, who funded our capital expenditures. In order to expand our asset base, we may need to make significant capital expenditures. If we do not make sufficient or effective capital expenditures, we will be unable to organically expand our business operations.

We intend to fund our future capital expenditures primarily with cash flows from operating activities and existing cash balances. To the extent our cash and cash flows from operating activities are not sufficient, we could borrow under our $100.0 million senior secured asset-based lending facility (the “ABL Facility”). If our cash, cash flows from operating activities and borrowings under the ABL Facility are not sufficient to fund our capital expenditures, we would be required to fund these expenditures through the incurrence of additional debt or the issuance of debt or equity securities or pursue alternative financing plans, such as refinancing or restructuring future debt, selling assets or reducing or delaying acquisitions or capital investments, such as planned upgrades or acquisitions of equipment and refurbishments of equipment, even if previously publicly announced.

The terms of the indenture that governs our 11.5% senior secured notes due 2025 (the “Notes”), the credit agreement that governs the ABL Facility and the agreements that will govern any future debt and equity instruments may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available on favorable terms or at all, we would be required to either get the necessary consents to amend the terms of our debt to allow us to pursue additional financing alternatives or curtail our capital spending, and our ability to sustain or improve our profits may be adversely affected. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with onerous covenants, which could further restrict our business operations. In addition, incurring additional debt would result in increased interest expense and financial leverage, and issuing common stock may result in significant dilution to our current stockholders.

Shortages or increases in the costs of the equipment we use in our operations could adversely affect our operations in the future.

We generally do not have specialized tools, trucks or long‑term contracts in place that provide for the delivery of equipment, including, but not limited to, replacement parts and other equipment. We could experience delays in the delivery of the equipment that we have ordered and its placement into service due to factors that are beyond our control.

Demand by other oilfield services companies and numerous other factors beyond our control could adversely affect our ability to procure equipment that we have not yet ordered or cause the prices of such equipment to increase. Price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

We are dependent on a small number of suppliers for key goods and services that we use in our operations.

We do not have long term contracts with third party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, chargers and other tools and equipment used in our operations. Especially during periods in which oilfield services are in high demand, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the twelve months ended January 31, 2019, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 25% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a shortage in our industry or cause us to pay higher prices. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

If suppliers are unable to supply us with the products in our operations in a timely manner, in adequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party companies to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, with adequate quantities or at a desired price. Factors affecting suppliers can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices and/or the unfavorable allocation of products by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our business, financial condition and results of operations.

Our inability to develop, obtain or implement new technology may cause us to become less competitive.

The energy services industry is subject to the introduction of new drilling, completion and well intervention techniques using new technologies, some of which may be subject to patent protection or costly to obtain. As competitors and others use or develop new technologies in the future, we may be placed at a competitive disadvantage if we fail to keep pace with technological advancements within our industry. Furthermore, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors may have greater financial, technical and personnel resources that may allow them to enjoy technological advantages and implement new technologies before we can. We cannot be certain that we will be able to implement new technologies on a timely basis or at an acceptable cost. Thus, limits on our ability to effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition and results of operations.

Oilfield anti‑indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.

We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. These agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity provisions, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti‑indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti‑indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition and results of operations.

Changes in trucking regulations may increase our transportation costs and negatively impact our business, financial condition and results of operations.

For the transportation and relocation of our oilfield services equipment, we operate trucks and other heavy equipment. Therefore, we are subject to regulation as a motor carrier by the U.S. Department of Transportation and by various state agencies, whose regulations include certain permit requirements of highway and safety authorities. These regulatory authorities exercise broad powers over our trucking operations, generally governing such matters as the authorization to engage in motor carrier operations, safety, equipment testing and specifications and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may impact our operations, such as changes in fuel emissions limits, the hours of service regulations that govern the amount of time a driver may drive or work in any specific period, limits on vehicle weight and size and other matters.

In addition, regulations issued by environmental regulators can have an adverse impact on our trucking costs, and therefore, on our results of operations. Environmental Protection Agency regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (the “NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20 percent reduction in fuel consumption by model year 2018. In October 2016, the NHTSA and the EPA published new, stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. As a result of these regulations, we may experience an increase in costs related to truck purchases or rentals and maintenance, an impairment of equipment productivity, a decrease in the residual value of these vehicles and an increase in operating expenses. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business, financial condition and results of operations.

Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business, financial condition and results of operations.

The adoption of any future federal, state or local laws or implementation of regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult for our customers to complete natural gas and oil wells. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas exploration and production activities by our customers and, therefore, adversely affect our business, financial condition and results of operations. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed. In addition, regulatory schemes implemented by quasi-governmental entities could be interpreted to prevent us from providing our services in certain jurisdictions, which could adversely affect our business, financial condition and results of operations.

Although hydraulic fracturing currently is generally exempt from regulation under the U.S. Safe Drinking Water Act’s Underground Injection Control program and is typically regulated by state oil and natural gas commissions or similar agencies, several federal agencies have asserted regulatory authority over certain aspects of the hydraulic fracturing process. These include, among others, a number of regulations issued and other steps taken by the EPA over the last five years, including its New Source Performance Standards issued in 2012, its June 2016 rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly-owned wastewater treatment plants; and the rule in March 2015 that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands (which was the subject of litigation and which the BLM rescinded in December 2017). While the Trump Administration has generally indicated an interest in scaling back or rescinding regulations that inhibit the development of the U.S. oil and gas industry, it is difficult to predict the extent to which such policies will be implemented or the outcome of any litigation challenging such implementation, such as the suit the State of California’s attorney general filed in January 2018 challenging the BLM’s rescission of its March 2015 rule referred to above.

Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent requirements on hydraulic fracturing operations. For example, Texas, Colorado and North Dakota among others have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. States could also elect to prohibit high volume hydraulic fracturing altogether, following the approach taken by the State of New York in 2015. Local land use restrictions, such as city ordinances, may restrict drilling in general and hydraulic fracturing in particular. Some state and federal regulatory agencies have also recently focused on a connection between the operation of injection wells used for oil and natural gas waste disposal and seismic activity. Similar concerns have been raised that hydraulic fracturing may also contribute to seismic activity. In March 2016, the United States Geological Survey identified six states with the most significant hazards from induced seismicity, including Oklahoma, Kansas, Texas, Colorado, New Mexico and Arkansas. In light of these concerns, some state regulatory agencies have modified their regulations or issued orders to address induced seismicity. For example, in December 2016, the Oklahoma Corporation Commission’s Oil and Gas Conservation Division (the “OCC Division”) and the Oklahoma Geologic Survey released well completion seismicity guidance, which requires operators to take certain prescriptive actions, including mitigation, following anomalous seismic activity within 1.25 miles of hydraulic fracturing operations, and in February 2017, the OCC Division issued an order limiting future increases in the volume of oil and natural gas wastewater injected into the ground in an effort to reduce seismic activity in the state. Ongoing lawsuits have also alleged that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal. Increased regulation and attention given to induced seismicity could lead to greater opposition to, and litigation concerning, oil and natural gas activities utilizing hydraulic fracturing or injection wells for waste disposal. The adoption of more stringent regulations regarding hydraulic fracturing and the outcome of litigation over hydraulic fracturing could adversely affect some of our customers and their demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

We and our customers are subject to federal, state and local laws and regulations regarding issues of health, safety, climate change and the protection of the environment, under which we or our customers may become liable for penalties, damages or costs of remediation or other corrective measures. Changes in such laws or regulations could increase our or our customers’ costs of doing business and adversely impact our business, financial condition and results of operations.

Our operations and our customers’ operations are subject to federal, state and local laws and regulations, including those relating to, among other things, protection of natural resources, wetlands, species listed as “endangered” or “threatened” under the federal Endangered Species Act, the environment, health and safety, waste management, waste disposal and the transportation of waste and other materials. Many of the facilities that are used for our operations are leased, and such leases include varying levels of indemnity obligations to the respective landlords for environmental matters related to our use and occupation of such facilities. Our ongoing operations and our customers’ operations may pose risks of environmental liability, including leakage from operations to surface or subsurface soils, surface water or groundwater. Some environmental laws and regulations may impose strict liability, joint and several liability, or both. Additionally, an increase in regulatory requirements affecting oil and gas exploration and completion activities could significantly delay or interrupt our customers’ operations. Increased costs of regulatory compliance, claims for liability or sanctions for noncompliance and related costs could cause us or our customers to incur substantial costs or losses. Clean-up costs and other damages resulting from any contamination-related liabilities and costs associated with changes in and compliance with environmental laws and regulations could result in the reduction or discontinuation of our or our customers’ operations and in a material adverse effect on our business, financial condition and results of operations.

The U.S. Congress has, from time to time, considered adopting legislation to reduce emissions of greenhouse gases, or GHGs, and almost one-half of the states have already taken legal measures to reduce emissions of GHGs. The EPA has finalized a series of GHG monitoring, reporting and emissions control rules for certain large sources of GHGs. While the Trump Administration has announced that the United States will withdraw from international commitments to reduce GHG emissions, it is not clear how this goal will be accomplished, and many state and local officials have announced their commitment to upholding such commitments. Although it is not possible at this time to estimate how potential future laws or regulations addressing GHG emissions could impact our business, any future federal, state or local laws or regulations that may be adopted to address GHG emissions in areas where our customers operate could require our customers to incur increased compliance and operating costs. Regulation of GHGs could also result in a reduction in demand for and production of oil and natural gas, which would result in a decrease in demand for our services. Moreover, incentives to conserve energy or use alternative energy sources could reduce demand for oil and natural gas.

Laws protecting the environment generally have become more stringent over time and could continue to do so, which could lead to material increases in our and our customers’ costs for future environmental compliance and remediation.

We may be required to assume responsibility for environmental and other liabilities of companies we have acquired or will acquire.

We may incur liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior or future operations or those of predecessor companies whose liabilities we may have assumed or acquired. We also could be subject to third‑party and governmental claims with respect to environmental matters, including claims under CERCLA in instances where we are identified as a potentially responsible party. We believe that indemnities provided to us in certain of our pre‑existing acquisition agreements may cover certain environmental conditions existing at the time of the acquisition, subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.

Delays by us or our customers in obtaining permits or the inability by us or our customers to obtain or renew permits could impair our business.

We and our customers are required to obtain permits from one or more governmental agencies in order to perform certain activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. The requirements for such permits vary depending on the type of operations, including the location where our customers’ drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Permitting delays, an inability to obtain or renew permits or revocation of our or our customers’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations.

We may be unable to implement price increases or maintain existing prices on our services.

We periodically seek to increase the prices on our services to offset rising costs and to generate higher returns for our stockholders. However, we operate in a very competitive industry and as a result, we are not always successful in raising, or maintaining, our existing prices. Additionally, during periods of increased market demand, a significant amount of new service capacity, including new well service rigs, wireline units and coiled tubing units, may enter the market, which also puts pressure on the pricing of our services and limits our ability to increase prices.

Even when we are able to increase our prices, we may not be able to do so at a rate that is sufficient to offset our rising costs. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices for our services. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. The inability to maintain our pricing and to increase our pricing as costs increase could have a material adverse effect on our business, financial condition and results of operations.

We operate in highly competitive markets and our failure to compete effectively may negatively impact our business, financial condition and results of operations.

The markets in which we operate are highly competitive. Price competition, equipment availability, location and suitability, experience of the workforce, safety records, reputation, operating integrity and the condition of equipment are all factors used by customers in awarding contracts. Our competitors are numerous and may have greater financial and technological resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The competitive environment has intensified as recent mergers among E&P companies have reduced the number of available customers. The fact that certain oilfield services equipment is mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. In addition, any increase in the supply of hydraulic fracturing fleets could have a material adverse impact on market prices. This increased supply could also require higher capital investment to keep our services competitive.

Some of our competitors may have greater financial, technical, marketing and personnel resources than we do. The larger size of many of our competitors provides them with cost advantages as a result of their economies of scale and their ability to obtain volume discounts and purchase raw materials at lower prices. As a result, such competitors may have stronger bargaining power with their suppliers and have an advantage over us in pricing as well as securing a sufficient supply of raw materials during times of shortage. Many of our competitors also have better brand name recognition, stronger presence in certain geographic markets, more established distribution networks, larger customer bases, more in-depth knowledge of the target markets, and the ability to provide a much broader array of services. Some of our competitors may also be able to devote greater resources to the research and development, promotion and sale of their services and products and better withstand the evolving industry standards and changes in market conditions as compared to us. Our operations may be adversely affected if our competitors introduce new products or services with better features, performance, prices or other characteristics than our products and services or expand into service areas where we operate. Our operations may also be adversely affected if our competitors are able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands for awarding contracts.

Competitive pressures could reduce our market share or require us to reduce the price of our services and products, particularly during industry downturns, either of which could harm our business, financial condition and results of operations. Significant increases in overall market capacity have also caused active price competition and led to lower pricing and utilization levels for our services and products. The competitive environment has intensified since the recent industry downturn that began in late 2014, which caused an oversupply of, and reduced demand for, oilfield services, and we have seen substantial reductions in the prices we can charge for our services. Any significant future increase in overall market capacity for completion, intervention and production services may adversely affect our business, financial condition and results of operations.

If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.

Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the year ended January 31, 2019, no single customer accounted for more than 10% of our revenues. Our top five customers for the year ended January 31, 2019 together accounted for approximately 23% of our revenues. A reduction in purchases of our products and services by or the loss of one of our larger customers for any reason, such as changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, an economic downturn, insolvency of a customer, failure to adequately service our clients, decreased production or a strike, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to effectively and efficiently manage our equipment fleet as we expand our business, which could have an adverse effect on our business, financial condition and results of operations.

We have substantially expanded the size, scope and nature of our business, resulting in an increase in the breadth of our product offerings and an expansion of our business geographically. Business expansion places increasing demands on us to increase the inventories that we carry and/or our equipment fleet. We must anticipate demand well out into the future in order to service our extensive customer base. The inability to effectively and efficiently manage our assets to meet current and future needs of our customers, which may vary widely from what is originally forecast due to a number of factors beyond our control, could have an adverse effect on our business, financial condition and results of operations.

Increased leverage could adversely impact our business, financial condition and results of operations.

We issued $250.0 million of Notes in October 2018, and we may incur additional debt under our ABL Facility or otherwise to finance our operations or for future growth, including funding acquisitions. A high degree of leverage could have important consequences to us. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;
•

require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;
•	place us at a disadvantage compared to our competitors that are less leveraged; and
•	limit our flexibility in planning for, or reacting to, changes in our business and in our industry.

Our ability to borrow under the ABL Facility will depend upon availability thereunder, which is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria. Our ability to make payments on and refinance our current debt and any future debt that we may incur will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot service our debt or repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing financing in the future for working capital, capital expenditures and other general corporate purposes or (2) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders or other investors who hold debt that we fail to service or on which we otherwise default could also accelerate amounts due, which could in such an instance potentially trigger a default or acceleration of other debt we may incur.

The indenture that governs the Notes and the credit agreement that governs the ABL Facility has significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.

The indenture that governs the Notes and the credit agreement that governs the ABL Facility contain financial, operating and/or negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. Agreements governing our future indebtedness could also contain significant financial and operating restrictions. A failure to comply with the obligations contained in any such agreement governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

Our success may be affected by our ability to use and protect our proprietary technology as well as our ability to enter into license agreements.

Our success may be affected by our development and implementation of new product designs and improvements and by our ability to protect, obtain and maintain intellectual property assets related to these developments. We rely on a combination of patents and trade secret laws to establish and protect proprietary technology. We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology, as well as a combination of trade secrets, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We cannot assure you that competitors will not infringe upon, misappropriate, violate or challenge our intellectual property rights in the future. If we are not able to adequately protect or enforce our intellectual property rights, such intellectual property rights may not provide significant value to our business, financial condition and results of operations.

Moreover, our rights in our confidential information, trade secrets and confidential know-how will not prevent third-parties from independently developing similar technologies or duplicating such technologies. Publicly available information (e.g., information in issued patents, published patent applications and scientific literature) can be used by third-parties to independently develop technology, and we cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology. In addition, while we have patented some of our key technologies, we do not patent all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Further, with respect to exclusive third-party arrangements, these arrangements could be terminated, which would result in our inability to provide the services and/or products covered by such arrangements.

We may be adversely affected by disputes regarding intellectual property rights and the value of our intellectual property rights is uncertain.

We may become involved in dispute resolution proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution proceedings, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third-parties from time to time may also initiate dispute resolution proceedings against us by asserting that our business infringes, impairs, misappropriates, dilutes or otherwise violates another party’s intellectual property rights. We may not prevail in any such dispute resolution proceedings, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such dispute resolution proceedings may have an adverse effect on our business, financial condition and results of operations. Any dispute resolution proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, financial condition and results of operations, regardless of its outcome.

The Motley, Red Bone and Tecton acquisitions and any future acquisitions may not be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

Our business was created largely through a series of acquisitions. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions and conduct due diligence activities and, where appropriate, engage in acquisition negotiations, some of which could be material to us. Our ability to continue to achieve our goals may depend upon our ability to effectively identify attractive businesses, access financing sources on acceptable terms, negotiate favorable transaction terms and successfully integrate any businesses we acquire, achieve cost efficiencies and manage these businesses as part of our company.

Our acquisition activities, including our acquisitions of Motley, Red Bone and Tecton may involve unanticipated delays, costs and other problems. If we encounter unanticipated problems with one of our acquisitions, our senior management may be required to divert attention away from other aspects of our business. We may lose key employees and customers of the acquired businesses, including those of Motley, Red Bone and Tecton, and we may be unable to commercially develop acquired technologies. We also risk entering markets in which we have limited prior experience. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities that we assume or incur in connection with acquisitions we complete. Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate such acquired businesses. We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all. In addition, if we elect to utilize shares of common stock or other equity securities as consideration for one or more acquisitions or business combinations, or if we issue common stock or other equity securities in order to finance one or more acquisitions, existing stockholders of our company could experience dilution in the value of their securities, which could be material.

The process of integrating an acquired business may involve unforeseen costs and delays or other operational, technical and financial difficulties and may require a disproportionate amount of management attention and financial and other resources. Our failure to achieve consolidation savings, to incorporate the acquired businesses and assets into our existing operations successfully or to minimize any unforeseen operational difficulties could have a material adverse effect on our business, financial condition and results of operations. Furthermore, there is intense competition for acquisition opportunities in our industry. Competition for acquisitions may increase the cost of, or cause us to refrain from, completing acquisitions.

We may experience future impairment charges.

To conduct our business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. As part of our strategy, we may make additional acquisitions, which may result in the addition of duplicative assets. In the event such an acquisition results in the combined assets of our Company and the acquired assets being in excess of any reasonable forecast of future need, the excess portion of the book value of these assets may be judged to be impaired. In accordance with ASC 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, oil and gas price and industry projections, discount rates and other judgmental factors. We would be required to record any such impairment losses resulting from any such test as a charge to operating results. To perform the annual assessment, we utilize a combination of income and market-based approaches to value the reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins and working capital requirements, which are based upon our long-term strategic plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. Any future impairment loss could have a material non-cash adverse impact on our results of operations. As of January 31, 2019, our management believes the estimated fair value of each of our reporting units with goodwill balances, our indefinite lived intangible assets and each of our long-lived assets were each in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at January 31, 2019.

Our total assets include intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported financial results.

Our total assets include intangible assets. Our intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under GAAP, this would result in a non-cash charge to operating earnings. Any determination requiring the non-cash write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material.

Our operations rely on an extensive network of information technology resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cyber security risks that could have a material adverse effect on our business, financial condition and results of operations.

Information technology plays a crucial role in all of our operations. To remain competitive, our hardware, software and related services must interact with our suppliers and customers efficiently, record and process our financial transactions accurately, and obtain the data and information to enable the analysis of trends and plans and the execution of our strategies. Our information technology systems are subject to possible breaches and other threats that could cause us harm. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data; interruption of business operations; or additional costs to prevent, respond to, or mitigate cyber security attacks. These risks could have a material adverse effect on our business, financial condition and results of operations.

We have been expanding our available products and services, and our business may continue to grow at a rapid pace. Our inability to properly manage or support this growth may have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

We have been expanding our available products and services in recent periods and intend to continue to grow our business through the internal expansion of products and services and potential acquisitions. Our growth could place significant demands on our management team and our operational, administrative and financial resources. We may not be able to grow effectively or manage our growth successfully, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Our assets require capital for maintenance, upgrades and refurbishment, and we may require capital expenditures for new equipment.

Our equipment requires periodic capital investment in maintenance, upgrades and refurbishment to maintain its competitiveness. Our equipment typically does not generate revenue while it is undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Moreover, periods of low demand for our services or during challenging business conditions in the energy sector generally, we may be unable to make capital investments. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, financial condition and results of operations.

Competition among oilfield service and equipment providers is affected by each provider’s reputation for safety and quality.

Our activities are subject to a wide range of national, state and local occupational health and safety laws and regulations. In addition, customers maintain their own compliance and reporting requirements. Failure to comply with these health and safety laws and regulations, or failure to comply with our customers’ compliance or reporting requirements, could tarnish our reputation for safety and quality and have a material adverse effect on our competitive position.

Seasonal and adverse weather conditions adversely affect demand for services and operations.

Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, including rain, tropical storms, hurricanes, tornadoes and severe cold weather, may interrupt or curtail operations, our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in the northeastern U.S., Colorado, North Dakota and Wyoming, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas impose transportation restrictions to prevent damage caused by the spring thaw. In addition, throughout the year heavy rains adversely affect activity levels, as well locations and dirt access roads can become impassible in wet conditions.

We may be subject to claims for personal injury and property damage or other litigation, which could materially adversely affect our business, financial condition and results of operations.

Our services are subject to inherent risks that can cause personal injury or loss of life, damage to or destruction of property, equipment or the environment or the suspension of our operations. As the wells we service continue to become more complex, our exposure to such inherent risks becomes greater as downhole risks increase exponentially with an increase in complexity and lateral length. Litigation arising from operations where our facilities are located, or our services are provided, may cause us to be named as a defendant in lawsuits asserting potentially large claims including claims for exemplary damages. For example, transportation of heavy equipment creates the potential for our trucks to become involved in roadway accidents, which in turn could result in personal injury or property damages lawsuits being filed against us.

Risks Relating to the Spin-Off

We may not achieve some or all of the expected benefits of the spin-off, and the spin-off may adversely affect our business.

We believe that our separation from KLX and operating as an independent, publicly-traded company will enhance our long-term value. However, by separating from KLX, we may be more susceptible to market fluctuations and other adverse events than we would have been were we still a part of KLX. Our performance may not meet our expectations for a variety of reasons. There also can be no assurance that the spin-off will not adversely affect our business.

Our ability to meet our capital needs may be harmed by the loss of financial support from KLX.

The loss of financial support from KLX could harm our ability to meet our capital needs. As a separate, independent entity if we need any funds in excess of the amounts generated by our operating activities, we would expect to obtain such funds through accessing the capital markets or by borrowing under our ABL Facility. As an independent company, the cost of our financing may also depend on factors such as our performance, the costs of financing for participants in our industry generally and financial market conditions generally. Further, we cannot guarantee you that we will be able to obtain capital market financing or other credit on favorable terms, or at all, in the future. We cannot assure you that our ability to meet our capital needs will not be harmed by the loss of financial support from KLX.

We have a limited operating history as an independent company and our historical financial information may not be a reliable indicator of our future results.

The historical financial information for periods prior to the spin-off that we have included in this Form 10-K has been derived from KLX’s consolidated financial statements and accounting records and does not necessarily reflect what our financial position, results of operations and cash flows would have been had we been a separate, stand-alone entity during the periods presented. KLX did not account for us, and we were not operated, as a single stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. In addition, the historical information may not be indicative of what our results of operations, financial position and cash flows will be in the future. For example, following the spin-off, changes have occurred in our cost structure, debt financing and interest expense, funding and operations, including changes in our tax structure and increased costs associated with operating as a public, stand-alone company.

The spin-off may expose us to potential liabilities arising out of state and federal fraudulent conveyance laws and legal dividend requirements.

The spin-off continues to be subject to review under various state and federal fraudulent conveyance laws. Fraudulent conveyance laws generally provide that an entity engages in a constructive fraudulent conveyance when (1) the entity transfers assets and does not receive fair consideration or reasonably equivalent value in return and (2) the entity (a) is insolvent at the time of the transfer or is rendered insolvent by the transfer, (b) has unreasonably small capital with which to carry on its business or (c) intends to incur or believes it will incur debts beyond its ability to repay its debts as they mature. An unpaid creditor or an entity acting on behalf of a creditor (including, without limitation, a trustee or debtor-in-possession in a bankruptcy by us or KLX or any of our respective subsidiaries) may bring a lawsuit alleging that the spin-off or any of the related transactions constituted a constructive fraudulent conveyance. If a court accepts these allegations, it could impose a number of remedies, including, without limitation, voiding our claims against KLX, requiring our stockholders to return to KLX some or all of the shares of our common stock issued in the spin-off, or providing KLX with a claim for money damages against us in an amount equal to the difference between the consideration received by KLX and the fair market value of our company at the time of the spin-off.

The measure of insolvency for purposes of the fraudulent conveyance laws vary depending on which jurisdiction’s law is applied. Generally, an entity would be considered insolvent if: (1) the present fair saleable value of its assets is less than the amount of its liabilities (including contingent liabilities); (2) the present fair saleable value of its assets is less than its probable liabilities on its debts as such debts become absolute and matured; (3) it cannot pay its debts and other liabilities (including contingent liabilities and other commitments) as they mature; or (4) it has unreasonably small capital for the business in which it is engaged. We cannot assure you what standard a court would apply to determine insolvency or that a court would determine that we, KLX or any of our respective subsidiaries were solvent at the time of or after giving effect to the spin-off.

The distribution of our common stock in the spin-off is also subject to review under state corporate distribution statutes. Under the DGCL, a corporation may only pay dividends to its stockholders either (1) out of its surplus (net assets minus capital) or (2) if there is no such surplus, out of its net profits for the fiscal year in which the dividend is declared and/or the preceding fiscal year. Although KLX made the distribution of our common stock entirely from surplus, we cannot assure you that a court will not later determine that some or all of the distribution to KLX stockholders was unlawful.

Each of KLX and KLX Energy Services determined that it was were solvent at the time of the spin-off (including immediately after the distribution of shares of KLX Energy Services common stock), will be able to repay its debts as they mature following the spin-off and have sufficient capital to carry on its businesses and the spin-off, and the distribution was made entirely out of surplus in accordance with Section 170 of the DGCL. The expectations of the board of directors of KLX in this regard were based on a number of assumptions, including its expectations as to the post-spin-off operating performance and cash flow of each of KLX and KLX Energy Services and its analysis of the post-spin-off assets and liabilities of each company. We cannot assure you, however, that a court would reach the same conclusions as the board of directors of KLX in determining whether KLX or we were insolvent at the time of, or after giving effect to, the spin-off or whether lawful funds were available for the separation and the distribution to KLX’s stockholders.

We might have been able to receive better terms from unaffiliated third-parties than the terms we receive in our agreements with KLX.

Our agreements with KLX related to the spin-off, including the Distribution Agreement, the Employee Matters Agreement, Transition Services Agreement, the Intellectual Property (“IP”) Matters Agreement and any other agreements, were negotiated with KLX and Boeing in the context of our anticipated separation from KLX and the subsequent merger of KLX with Boeing. Although these agreements are intended to be on an arm’s-length basis, they may not reflect terms that would have resulted from arm’s-length negotiations among unaffiliated third-parties. The terms of the agreements negotiated in the context of our separation concern, among other things, allocations of assets, liabilities, rights, indemnifications and other obligations among KLX and us.

A court could require that we assume responsibility for obligations allocated to KLX under the Distribution Agreement.

Under the Distribution Agreement, from and after the spin-off, each of KLX (now a wholly owned subsidiary of The Boeing Company) and we are responsible for the debts, liabilities and other obligations related to the business or businesses which it owns and operates following the consummation of the spin-off. Although we do not expect to be liable for any obligations that are not allocated to us under the Distribution Agreement, a court could disregard the allocation agreed to between the parties and require that we assume responsibility for obligations allocated to KLX (including, for example, environmental liabilities), particularly if KLX were to refuse or were unable to pay or perform the allocated obligations.

Risks Relating to Our Common Stock

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may sell shares of common stock in the future. We may also issue additional shares of common stock, including as consideration in one or more acquisitions or other business combination transactions. As of January 31, 2019, we had outstanding approximately 22.6 million shares of our common stock. We also have registered 3,225,000 shares of common stock reserved for issuance under our LTIP, 200,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan and 300,000 registered shares are reserved for issuance under our Non-Employee Directors Stock and Deferred Compensation Plan. Of those shares initially registered and reserved for issuance, as of January 31, 2019, approximately 2,465,000 restricted shares of common stock were granted in connection with equity awards to management, directors and employees and approximately 760,000 shares remain available for future issuance. The restricted shares outstanding include approximately 1,985,000 shares of restricted stock that were granted to certain members of our management under our LTIP on September 14, 2018, the spin-off distribution date, aggregating approximately 9% of our shares outstanding on January 31, 2019. The shares of restricted stock granted on the distribution date will vest ratably over four years from the distribution date, with one quarter of the shares vesting on each anniversary of the distribution date, subject to accelerated vesting under certain circumstances.

Subject to the satisfaction of vesting conditions and the requirements of Rule 144, the registered restricted shares of our common stock will be available for resale immediately in the public market without restriction. With respect to shares of restricted stock granted to certain members of our management, we have filed a resale prospectus in order to allow such members of our management to freely resell their restricted stock once it has vested. In addition, certain members of our management are entitled to registration rights with respect to their shares of restricted stock.

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock. Sales of or other transactions relating to shares of our common stock by our directors, officers or employees could cause a perception in the market place that adverse events or trends have occurred or may be occurring at our company or that it is otherwise an advantageous time to sell shares of our common stock.

We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

We do not currently intend to pay dividends. Our dividend policy will be established by our Board based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. In addition, the terms of the agreements governing our debt limit, and the terms of the agreements governing any future debt may limit or prohibit, the payments of dividends. We cannot assure you that we will pay dividends in the future or continue to pay any dividends if we do commence the payment of dividends.

Additionally, our indebtedness could have important consequences for holders of our common stock. If we cannot generate sufficient cash flow from operations to meet our debt payment obligations, then our Board’s ability to declare dividends on our common stock will be impaired and we may be required to attempt to restructure or refinance our debt, raise additional capital or take other actions such as selling assets, reducing or delaying capital expenditures or reducing any proposed dividends. We cannot assure you that we will be able to effect any such actions or do so on satisfactory terms, if at all, or that such actions would be permitted by the terms of our debt or our other credit and contractual arrangements.

Certain provisions contained in our amended and restated certificate of incorporation and amended and restated bylaws, and certain provisions of Delaware law may prevent or delay an acquisition of our company or other strategic transactions, which could decrease the trading price of our common stock.

Our amended and restated certificate of incorporation and amended and restated bylaws will contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover.

In addition, because we have not chosen to be exempt from Section 203 of the DGCL, this provision could also delay or effectively prevent a change of control that some stockholders may favor. In general, Section 203 provides that, subject to limited exceptions, persons that, together with their affiliates and associates, acquire ownership of 15 percent or more of the outstanding voting stock of a Delaware corporation shall not engage in any “business combination” with that corporation or its subsidiaries, including any merger or various other transactions, for a three-year period following the date on which that person became the owner of 15 percent or more of the corporation’s outstanding voting stock.

We believe these provisions will protect our stockholders from coercive or otherwise unfair takeover tactics by requiring potential acquirers to negotiate with our Board and by providing our Board with more time to assess any acquisition proposal. These provisions are not intended to make us immune from takeovers. However, these provisions will apply even if the offer may be considered beneficial by some stockholders and could delay or effectively prevent an acquisition that our Board determines is not in the best interests of our company and our stockholders. These provisions may also prevent or discourage attempts to remove and replace incumbent directors.

Our amended and restated bylaws designate courts in the State of Delaware as the sole and exclusive forum for certain types of actions and proceedings that may be initiated by our stockholders, which could limit our stockholders’ ability to obtain a different judicial forum for intra-corporate disputes with us or our directors, officers, employees or agents.

Our amended and restated bylaws provide that, unless we otherwise consent in writing to selection of an alternative forum, the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of KLX Energy Services, any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of KLX Energy Services to KLX Energy Services or KLX Energy Services’ stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law, KLX Energy Services’ certificate of incorporation or the bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for intra-corporate disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

Utilizing the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We qualify as an “emerging growth company” and are therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. Pursuant to these reduced disclosure requirements, emerging growth companies are not required to, among other things, provide certain disclosures regarding executive compensation, hold stockholder advisory votes on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved. In addition, emerging growth companies have longer phase-in periods for the adoption of new or revised financial accounting. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period.

We intend to utilize the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable.

We cannot predict if investors will find our common stock less attractive if we elect to rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our common stock price may be more volatile.

If securities or industry analysts do not publish research reports or publish unfavorable research about our business, the price and trading volume of our common stock could decline.

The trading market for our common stock depends in part on the research reports that securities or industry analysts publish about us or our business. If one or more of the analysts who covers us downgrades our securities, the price of our securities would likely decline. If one or more of these analysts ceases to cover us or fails to publish regular reports on us, interest in the purchase of our securities could decrease, which could cause the price of our common stock and its trading volume to decline.

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of January 31, 2019, we had 33 principal operating facilities. The following table describes the principal facilities and indicates the location and ownership type of each location.

City	Segment	Ownership
El Reno, OK	Northeast	Lease
Pecos, TX	Southwest	Lease
Williston, ND	Rocky Mountains	Lease
Pleasanton, TX	Southwest	Lease
Johnstown, CO	Rocky Mountains	Own
Midvale, OH	Northeast	Lease
Bridgeport, WV	Northeast	Lease
Midland, TX	Southwest	Lease
Clintwood, VA	Northeast	Lease
Cotulla, TX	Southwest	Own
Williston, ND	Rocky Mountains	Own
Butler, PA	Northeast	Lease
Houston, TX	Corporate Administrative Headquarters	Lease
Bossier City, LA	Northeast	Lease
Oklahoma City, OK	Northeast	Lease
LaSalle, CO	Rocky Mountains	Lease
Dickinson, ND	Rocky Mountains	Lease
Eunice, NM	Southwest	Lease
Powell, WY	Rocky Mountains	Lease
Gillette, WY	Rocky Mountains	Own
Simpson District, WV	Northeast	Lease
Kenedy, TX	Southwest	Lease
Gillette, WY	Rocky Mountains	Lease
Wellington, FL	Corporate Administrative Headquarters	Lease
Vernal, UT	Rocky Mountains	Lease
Odessa, TX	Southwest	Lease
Monahans, TX	Southwest	Lease
Rock Springs, WY	Rocky Mountains	Lease
Tioga, PA	Northeast	Lease
Casper, WY	Rocky Mountains	Lease
Sterling, CO	Rocky Mountains	Lease
Weatherford, TX	Southwest	Own
Platteville, CO	Rocky Mountains	Own

We believe that our facilities are suitable for their present intended purposes and are adequate for our present and anticipated level of operations.

ITEM 3.  LEGAL PROCEEDINGS

We are a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on our business, results of operations or financial condition.

There are no material pending legal proceedings, other than the ordinary routine litigation incidental to the business discussed above, to which we are a party of or of which any of our property is the subject. See Note 8. Commitments, Contingencies and Off-Balance Sheet Arrangements to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “KLXE”.

On March 18, 2019, the last reported sale price of our common stock as reported by Nasdaq was $24.68 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 1,161 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

Given the limited trading information, we have not provided a line graph comparing the cumulative total stockholder return on our common stock between September 17, 2018 (our first trading day on the Nasdaq) and January 31, 2019 to the cumulative total returns of the S&P 500 Index, the Nasdaq Composite Index and the S&P 500 Oil and Gas Equipment and Services Index due to the limited trading period of our common stock.

We do not currently intend to pay dividends. Our Board will establish our dividend policy based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. The terms of our debt agreements contain restrictions on our ability to pay dividends. The terms of agreements governing debt that we may incur in the future may also limit or prohibit dividend payments. Accordingly, we cannot assure you that we will either pay dividends in the future or continue to pay any dividend that we may commence in the future.

ITEM 6.  SELECTED FINANCIAL DATA

In this section, dollar amounts are shown in millions, except for per share data or as otherwise specified.

The following table presents selected historical financial data for the periods indicated below. We derived the selected historical statements of earnings data for the years ended January 31, 2019, 2018 and 2017 and the balance sheet data as of January 31, 2019 and 2018 from our audited consolidated financial statements included elsewhere in this Form 10‑K. We derived the selected historical financial data as of January 31, 2017 and 2016 and for the fiscal year ended January 31, 2016 from audited financial statements. We derived the selected historical financial data as of January 31, 2016 from KLX’s accounting records.

The historical statements of earnings (loss) for periods prior to September 14, 2018 reflect allocations of general corporate expenses from KLX, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, KLX Energy Services. The allocations may not, however, reflect the expense we would have incurred as a stand‑alone public company for the periods presented. Actual costs that may have been incurred if we had been a stand‑alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

The financial statements for periods prior to the spin-off from KLX on September 14, 2018 included in this Form 10‑K may not necessarily reflect our financial position, results of operations and cash flows as if we had operated as a stand‑alone public company during all periods presented. Accordingly, our historical results should not be relied upon as an indicator of our future performance.

In presenting the financial data in conformity with GAAP, we are required to make estimates and assumptions that affect the amounts reported. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Critical Accounting Policies,” included elsewhere in this Form 10‑K for a detailed discussion of the accounting policies that we believe require subjective and complex judgments that could potentially affect reported results.

The following selected historical financial and other data should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our audited consolidated financial statements and related notes included elsewhere in this Form 10‑K.

	Year Ended
	January 31, 2019	January 31, 2018	January 31, 2017	January 31, 2016
Statements of Earnings Data:
Service revenues	$495.3	$320.5	$152.2	$251.2
Cost of sales(1)	370.4	269.1	181.3	282.8
Selling, general and administrative(1)	100.4	73.4	60.1	78.5
Research and development costs	2.4	2.0	0.3	—
Goodwill impairment charge(2)	—	—	—	310.4
Long-lived asset impairment charge(2)	—	—	—	329.8
Operating earnings (loss)	22.1	(24.0)	(89.5)	(750.3)
Interest expense, net	7.1	—	—	—
Earnings (loss) before income taxes	15.0	(24.0)	(89.5)	(750.3)
Income tax expense	0.6	0.1	0.1	0.1
Net earnings (loss)	$14.4	$(24.1)	$(89.6)	$(750.4)
Basic net earnings (loss) per share(3):
Net earnings (loss)	$0.72	$(1.20)	$(4.46)	$(37.33)
Weighted average common shares	20.1	20.1	20.1	20.1
Diluted net earnings (loss) per share(3):
Net earnings (loss)	$0.71	$(1.20)	$(4.46)	$(37.33)
Weighted average common shares	20.2	20.1	20.1	20.1
Balance Sheet Data (end of period):
Working capital	$223.1	$38.1	$14.8	$9.0
Goodwill, intangible and other assets, net	92.6	8.2	3.6	6.1
Total assets	672.8	273.8	205.0	234.8
Stockholders’ equity	340.7	224.6	178.0	192.1
Other Data:
Depreciation and amortization	41.5	33.5	36.2	46.6

(1)

For the year ended January 31, 2019, cost of sales and selling, general and administrative (“SG&A”) expense include $0.4 and $30.2, respectively, of costs primarily associated with the completion of the merger of the Aerospace Solutions business of KLX Inc. with The Boeing Company, the spin-off of our energy services business into an independent public company, including $10.7 of non-cash compensation expense related to the acceleration of unvested shares held by the Company’s employees, the amendment of the ABL Facility due to the issuance of $250.0 of Notes and the acquisition of Motley (“Costs as Defined”). For the year ended January 31, 2018 (“Fiscal 2017”), cost of sales and SG&A expense include $0.3 and $3.3, respectively, of costs primarily associated with KLX’s strategic alternatives review and also a restructuring of the Eagle Ford region, which was our only unprofitable region. For the year ended January 31, 2016, cost of sales and SG&A expense includes $23.1 and $15.4, respectively, primarily associated with business separation and start-up costs such as costs related to the spin-off of KLX from its former parent, expansion initiatives, branding and IT implementation costs.

(2)

During the fiscal year ended January 31, 2016, we recorded a $640.2 goodwill and long-lived asset impairment charge. The rapid downturn in the oil and gas industry, including the nearly 75% decrease in the number of onshore drilling rigs and the resulting significant cutback in capital expenditures by our customers, resulted in a significant adverse change in the business climate, which indicated that our goodwill was impaired and our long-lived assets might not be recoverable. As a result, during the third quarter ended October 31, 2015, we performed an interim goodwill impairment test and a long-lived asset recoverability test and determined that our goodwill was fully impaired and recorded a pre-tax impairment charge of $310.4 million. Further, we utilized a combination of cost and market approaches to determine the fair value of our long-lived assets, resulting in an impairment charge of $177.8 million related to identified intangibles and $152.0 million related to property and equipment.

(3)

On September 14, 2018, KLX distributed to its stockholders of record as of the close of business on September 3, 2018, 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution. See Note 10. Stockholders’ Equity to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 7.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion of our results of operations and financial condition together with our audited consolidated financial statements and accompanying notes included elsewhere in this Form 10-K as well as the discussion in “Item 1. Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information for periods prior to the spin-off from KLX on September 14, 2018 included in this Form 10-K may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during all periods presented. In this section, dollar amounts are shown in millions, except for per share amounts or as otherwise specified.

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

We serve many of the leading companies engaged in the exploration and development of North American onshore conventional and unconventional oil and natural gas reserves. Our customers are primarily independent major oil and gas companies. We actively support these customer operations from over 35 service facilities located in the key major shale basins. We manage our business in these basins on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). Our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

We work with our customers to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals with greater completion intensity per well. During the year ended January 31, 2019, revenue growth reflected a double-digit percentage increase in the number of new customers and a significant increase in the breadth of services provided to existing customers as compared with the same period in the prior year.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 14 patents and 23 U.S. and foreign pending patent applications as well as 20 additional proprietary tools. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

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

KLX Energy Services was formed from the combination and integration of seven private oilfield service companies acquired over the 2013 through 2014 time period. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses, to align our services, our people and our assets across all the geographic regions where we maintain a presence. We established a matrix management organizational structure, where each regional manager has the resources to provide a complete suite of services, supported by technical experts in our primary service categories. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing, further enhancing our completions tools business. During the fourth quarter of 2018, we successfully completed the integration of the Motley business. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. We have endeavored to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, E&P companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We have been awarded 14 U.S. patents, have 23 U.S. and foreign pending patent applications and utilize 20 additional proprietary tools, some of which have been developed in conjunction with our technology partners, which we believe differentiates us from our regional competition and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors who do not discretely dedicate their resources to the services we provide.

We are focused on generating attractive returns on capital for our stockholders through the superior margins achieved by our differentiated services and the prudent application of our cash flow to targeted growth opportunities, which is intended to deliver high returns and short payback periods. Our services generally require less expensive equipment, which is also less expensive to maintain, and fewer people than many other oilfield service activities. In addition to the superior margins our differentiated services generate, we believe the rising level of completion intensity in our core operating areas contributes to improved margins and returns. This provides us significant operational leverage, and we believe positions us well to continue to generate attractive returns on capital as industry activity increases and the market for oilfield services improves. As part of our returns-focused approach to capital spending, we are focused on maintaining a capital efficient program with respect to the development of new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment. In fact, during the fourth quarter of 2018, we made progress in the commercialization of new launched proprietary tools within our downhole production solutions PSL, including dissolvable plugs, debris-less flotation collars, composite plugs, KLXE cementing bypass sub, IPA toe sleeves and liner hangers, which have contributed to sequential quarterly and year-over-year revenue growth.

We operate in three segments determined on a geographic basis: the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). As noted above, our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments.

Demand for services in the oil and natural gas industry is cyclical. For example, the domestic E&P industry in the United States underwent a substantial downturn in 2015 and much of 2016, placing unprecedented pressure on both our customers and competitors. The market began to stabilize in late 2016 with oil prices rising through the $40’s per barrel and into the $60’s and $70’s in 2017 and 2018, respectively, although there was a precipitous 44% decline in oil prices between October and December 2018. We have continued to benefit from our customers’ renewed commitment to their capital budgets. During the year ended January 31, 2019, revenue grew 54.5% as compared with the same period last year driven primarily by a double-digit percentage increase in the number of new customers, a significant increase in the breadth of services provided to existing customers and the introduction of a number of new proprietary PSLs. Operating earnings turned positive during the first quarter of Fiscal 2018 and remained positive through the fourth quarter of Fiscal 2018, excluding Costs as Defined, despite the decline in oil prices in late Fiscal 2018. Revenue growth from newly introduced PSLs including the downhole production solutions (“DHPS”) PSL and the HydroPull tool in combination with our patented Havok motor bearing assembly, along with the addition of Motley’s large diameter coiled tubing business, helped offset the negative impact caused by the reduction in fourth quarter completion activity, which was brought about by the precipitous 44% decline in oil prices from $76 a barrel on October 3, 2018 down to $42 a barrel on December 24, 2018. This steep decline in oil prices resulted in a double-digit decline in active frac cores during the fourth quarter. Notwithstanding these fourth quarter headwinds, fourth quarter revenues increased 52.6% as compared to the prior year fourth quarter. In addition, we believe our Fiscal 2018 performance reflects our improved cost structure as well as the improvement in industry conditions. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate. Oil prices have since ranged from $50 to $59 a barrel from mid-January through mid-March 2019.

We believe our company is well positioned to operate successfully as a standalone company as a result of the numerous initiatives we undertook during the integration of the seven businesses acquired while we were part of KLX Inc. (the “Former Parent” or “KLX”). We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our positive cash provided by operating activities in the current year. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. Profitability levels are dependent more directly on pricing for our services rather than utilization rates; as such, our ability to differentiate ourselves on the basis of quality contributes to revenue growth and profitability even in a stable or declining market environment through market share gains and growing business with existing customers.

We believe we have strong management systems in place, which allow us to manage our operating resources and associated expenses relative to market conditions. We believe our services often generate margins superior to our competitors based upon the differential quality of our performance, and that these margins also support strong free cash flow generation. The required investment in our business includes both working capital (principally for account receivables growth tied to increasing revenues) and capital expenditures for both maintenance of existing assets and growth. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-lite nature of our services, the average age of our assets of less than two years and our ability to charge back a portion of asset maintenance to customers for a number of our assets. In addition to these internal expenditures, we may also pursue additional selected acquisition opportunities. We believe industry conditions are likely to continue to support existing activity levels of oilfield service providers, but that the pace of industry consolidation will pick up, as weakened private company competitors look to take advantage of the market activity to exit.

The Spin‑off

On September 14, 2018, we completed our spin-off from KLX and became an independent, publicly-traded company. In connection with the consummation of the spin-off, we entered into a number of agreements with KLX, including a distribution agreement, an employee matters agreement, a transition services agreement and an IP matters agreement. These agreements govern the relationship between us and KLX and provide for the allocation between us and KLX of various assets, liabilities and obligations (including employee benefits, information technology and insurance). All services under the transition services agreement with KLX were terminated prior to October 31, 2018, and amounts under such agreement were not material for the year ended January 31, 2019. In addition, our undrawn $100.0 asset-based revolving credit facility (the “ABL Facility”) is available for borrowing for working capital and other general corporate purposes. The approximately $84.9 availability under the ABL Facility is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria. We issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) and, depending on market conditions, we may incur other indebtedness in the future to make additional acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

Factors Affecting the Comparability of our Results of Operations

Our results of operations may not be comparable to our historical results of operations for the periods presented, primarily for the reasons described below:

•

Expenses Associated with KLX’s Strategic Alternatives Review: During the first quarter of Fiscal 2018, $3.8 of costs and expenses were allocated to us by KLX associated with its strategic alternatives review.

•

Initial Expenses to Become a Stand-Alone Public Company: During the second and third quarters of Fiscal 2018, $8.8 of costs and expenses were allocated to us by KLX associated with the spin-off. In addition, we incurred approximately $5.1 of costs and expenses during the third and fourth quarters of Fiscal 2018 associated with our transition to being a stand-alone public company. We do not expect to incur a material amount of additional costs in the future related to this transition.

•

SG&A Allocation: Selling, general and administrative (“SG&A”) expense historically included allocations of general corporate expenses from KLX. The historical statements of earnings (loss) reflect allocations of general corporate expenses from KLX, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, us. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Please see Note 1. Description of Business and Summary of Significant Accounting Policies to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of the costs allocated, the methods of allocation, the reasons for the allocations and how future actual costs may differ from the amounts allocated under the ownership of KLX.

•

KLX Restricted Stock: We incurred approximately $10.7 of non-cash compensation expense associated with the acceleration of unvested shares of KLX common stock held by KLX Energy Services employees related to the sale of KLX to Boeing on October 9, 2018.

•

Ongoing Stand-Alone Public Company Expenses: We expect to incur direct, incremental expenses as a result of being a publicly-traded company, including, but not limited to, costs associated with hiring a dedicated corporate management team, annual and quarterly reports, quarterly tax provision preparation, independent auditor fees, expenses relating to compliance with the rules and regulations of the SEC and Nasdaq, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental expenses are not included in our historical results of operations for periods prior to the spin-off. We expect recurring annual costs to be approximately $8.0 higher than the expenses historically allocated to us from KLX, reflecting 100% allocation of dedicated corporate resources and the expected higher revenues.

Key financial performance indicators

We recognize the highly cyclical nature of our business and the need for metrics to (1) best measure the trends in our operations and (2) provide baselines and targets to assess the performance of our managers.

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

Our experience has shown us that measuring our performance is most meaningful when compared against our peers on a relative basis. Our compensation committee engages its own compensation consultant to recommend performance metrics and targets for our employees.

Year Ended January 31, 2019 Compared to Year Ended January 31, 2018

The following is a summary of revenues by segment:

	Year Ended
	January 31,	January 31,	Percent
	2019	2018	Change
Southwest	$186.2	$109.5	70.0%
Rocky Mountains	179.7	127.0	41.5%
Northeast	129.4	84.0	54.0%
Total revenues	$495.3	$320.5	54.5%

Fiscal 2018 revenues were $495.3, an increase of $174.8, or 54.5%, as compared with the same period of the prior year. Revenue growth was driven by a 70.0% increase in Southwest revenues, a 41.5% increase in Rocky Mountains revenues and a 54.0% increase in Northeast revenues, reflecting a double-digit percentage increase in the number of new customers and a significant increase in the breadth of services provided to existing customers along with the contribution of the Motley acquisition in the Southwest. Year-over-year product line revenue growth for completion, production and intervention services was 77.2%, 50.4% and 21.0%, respectively.

Cost of sales for Fiscal 2018, including $0.4 of Costs as Defined, was $370.4, or 74.8% of sales, as compared to $269.1, or 84.0% of sales, in the prior year. Cost of sales as a percentage of revenues improved by approximately 920 basis points, due to substantially improved results at all three segments of our business resulting from improved market conditions, increased sales of higher margin PSLs and operating leverage.

SG&A expense during Fiscal 2018 was $100.4, or 20.3% of revenues, as compared with $73.4, or 22.9% of revenues, in the prior year. SG&A, as a percentage of revenues, decreased by approximately 260 basis points as compared with the prior year primarily due to increased operating leverage as the 54.5% increase in revenues outpaced the 36.8% increase in SG&A. Excluding the $30.2 of Costs as Defined ($3.3 in the prior year period), SG&A was $70.2, or 14.2% of revenues, and as a percentage of revenues, improved approximately 770 basis points for Fiscal 2018 as compared with the prior year primarily due to the increased operating leverage and a $4.0 gain on the divestiture of certain assets in the Northeast segment, which was partially offset by new product introduction costs and Motley integration costs. Research and development costs for Fiscal 2018 were $2.4 as compared to $2.0 in the prior year, reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools.

Operating earnings were $22.1, including the $30.6 of Costs as Defined discussed above, as compared to a loss of $(24.0) in the prior year. Exclusive of Costs as Defined, Fiscal 2018 operating earnings were $52.7 and increased by $73.1 reflecting a higher level of activity by our customers throughout our geographic regions and incremental operating leverage. The continued recovery in the major oil and gas producing basins of the onshore U.S. market has resulted in increased demand for our products and services. Additionally, we believe incremental growth has been driven by differentiation in our products and services due to successful R&D initiatives and the quality and depth of our personnel.

Income tax expense for Fiscal 2018 was $0.6 reflecting the effective tax rate of approximately 4% resulting primarily from state and local taxes. The statutory tax rate of 21% offset by a benefit from the Company’s deferred tax assets resulted in no additional tax expense. Aside from a negligible amount of state and local taxes, there was no income tax expense in the prior year due to the fact that the Company had established a full valuation allowance against its net deferred tax asset.

Net earnings were $14.4 for Fiscal 2018 as compared to a net loss of $(24.1) in the prior year. Net earnings were favorably impacted by the improvements in pricing and activity driven by the overall improvement in the oil and gas sector offset by the $30.6 of aforementioned Costs as Defined.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Year Ended
	January 31,	January 31,	Percent
	2019	2018	Change
Southwest	$3.2	$(12.8)	125.0%
Rocky Mountains	5.5	(0.8)	787.5%
Northeast	13.4	(10.4)	228.8%
Total operating earnings (loss)(1)	$22.1	$(24.0)	192.1%

(1)	During Fiscal 2018, the Company incurred approximately $30.6 of Costs as Defined ($3.6 in the prior year).

For the year ended January 31, 2019, Southwest revenues of $186.2 increased by $76.7, or 70.0%, as compared to the prior year, driven primarily by significant increases in both the number of active customers and the breadth of services provided to existing customers. The Southwest also benefited from the newly introduced PSLs, including the downhole product solutions PSL, and the addition of Motley’s large diameter coiled tubing business. Revenues from completion, production and intervention activities increased approximately 87.3%, 66.5% and 36.9%, respectively. Southwest operating earnings of $3.2 improved by $16.0, including the negative impact of $10.2 of Costs as Defined ($1.2 in the prior year), reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For the year ended January 31, 2019, Rocky Mountains revenues of $179.7 increased by $52.7, or 41.5%, driven primarily by significant increases in both the number of active customers and the breadth of services provided to existing customers. Revenues from completion and production activities increased approximately 75.5% and 40.2%, respectively. Rocky Mountains operating earnings of $5.5 improved by $6.3, including the negative impact of $11.9 of Costs as Defined ($1.4 in the prior year), reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For the year ended January 31, 2019, Northeast revenues of $129.4 increased by $45.4, or 54.0%, also driven primarily by significant increases in both the number of active customers and the breadth of services provided to existing customers. Revenues from completion, production and intervention activities increased approximately 63.4%, 53.9% and 37.9%, respectively. Northeast operating earnings of $13.4 improved by $23.8, including the $4.0 gain on the sale of assets no longer deployed and the negative impact of $8.5 of Costs as Defined ($1.0 in the prior year), reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

Year Ended January 31, 2018 Compared to Year Ended January 31, 2017

The following is a summary of revenues by segment:

	Year Ended
	January 31,	January 31,	Percent
	2018	2017	Change
Southwest	$109.5	$56.5	93.8%
Rocky Mountains	127.0	55.8	127.6%
Northeast	84.0	39.9	110.5%
Total revenues	$320.5	$152.2	110.6%

Fiscal 2017 revenues of $320.5 increased $168.3, or 110.6%, as compared with the prior year due to strong revenue growth in each of our segments. Year-over-year revenue growth by PSLs was approximately 108.9%, 173.1% and 62.7% for completion, intervention and production activities, respectively.

Cost of sales for Fiscal 2017 was $269.1, or 84.0% of sales, as compared to $181.3, or 119.1% of sales, for the year ended January 31, 2017 (“Fiscal 2016”). Cost of sales as a percentage of revenues improved by approximately 3,510 basis points, due to substantially improved results at all three segments of our business due to the improving market conditions, operating leverage of fixed costs, improved pricing and benefits from our investments in people, process and organizational systems.

SG&A expense during Fiscal 2017 was $73.4, or 22.9% of revenues, as compared with $60.1, or 39.5% of revenues, in the prior year period. SG&A, as a percentage of revenues, improved by approximately 1,660 basis points in Fiscal 2017 as compared with the prior year primarily due to increased operating leverage as the 110.6% increase in revenues significantly outpaced the 22.1% increase in SG&A. Research and development costs during Fiscal 2017 were $2.0 as compared with $0.3 in the prior year period, reflecting our increased focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

Operating loss of $24.0 improved by $65.5 reflecting continued strong year-over-year improvement principally due to higher levels of activity by our customers and operating leverage of fixed costs related thereto.

Income tax expense for the twelve months ended January 31, 2018 and 2017 was $0.1 reflecting KLX Energy Services’ state and local tax expenses.

Net loss for the year ended January 31, 2018 was ($24.1) as compared to ($89.6) in Fiscal 2016. Net earnings was favorably impacted in Fiscal 2017 by the improvements in pricing and greater demand for completion, intervention and production services as a result of the overall improvement in the oil and gas sector.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Year Ended
	January 31,	January 31,	Percent
	2018	2017	Change
Southwest	$(12.8)	$(37.1)	65.5%
Rocky Mountains	(0.8)	(24.1)	96.7%
Northeast	(10.4)	(28.3)	63.3%
Total operating loss	$(24.0)	$(89.5)	73.2%

For the year ended January 31, 2018, Southwest revenues of $109.5 increased by $53.0, or 93.8%, as compared to the same period in the prior year. The increase in revenues in the Southwest region was driven by increases in completion, intervention and production activities of 85.3%, 209.0% and 25.4%, respectively. Southwest operating loss of $12.8 improved by 65.5% principally due to higher levels of activity by our customers and operating leverage of fixed costs related thereto.

For the year ended January 31, 2018, Rocky Mountains revenues of $127.0 increased by $71.2, or 127.6%, as compared to the same period in the prior year. The increase in revenues in the Rocky Mountains region was driven by increases in completion, intervention and production activities of 162.3%, 174.5% and 59.2%, respectively. Rocky Mountains operating loss of $0.8 improved by 96.7% principally due to higher levels of activity by our customers and operating leverage of fixed costs related thereto.

For the year ended January 31, 2018, Northeast revenues of $84.0 increased by $44.1, or 110.5%, as compared to the same period in the prior year. The increase in revenues in the Northeast region was driven by increases in completion, intervention and production activities of 96.0%, 134.0% and 117.0%, respectively. Northeast operating loss of $10.4 improved by 63.3% principally due to higher levels of activity by our customers and operating leverage of fixed costs related thereto.

Liquidity and Capital Resources

Current Financial Condition

Cash on hand at January 31, 2019 increased by $163.8 as compared with no cash on hand at January 31, 2018 due to the centralized cash management by our Former Parent as well as a result of cash flows from operating activities of $62.0, proceeds from long term debt of $250.0, capital contribution by our Former Parent prior to the spin-off of $50.0 and prior net funding from our Former Parent of $25.2, offset by $9.3 of debt offering costs, $84.0 of capital expenditures, including $5.2 in deposits on equipment to be received in 2019, and $140.0 related to the acquisition of Motley. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity were historically from advances from KLX and cash flow from operations.

Working Capital

Working capital as of January 31, 2019 was $223.1, an increase of $185.0 as compared with working capital at January 31, 2018. As of January 31, 2019, total current assets increased by $222.2 and total current liabilities increased by $37.2. The increase in current assets was primarily related to an increase in cash of $163.8. The increase in total current liabilities was primarily due to an increase in accounts payable of $15.5 and accrued liabilities of $14.5.

Working capital as of January 31, 2018 was $38.1, an increase of $23.3 as compared with working capital at January 31, 2017. As of January 31, 2018, total current assets increased by $45.7 and total current liabilities increased by $22.4. The increase in current assets was primarily related to an increase in accounts receivable of $43.4 associated with the 110.6% increase in revenues. The increase in total current liabilities was primarily due to an increase in accounts payable of $16.4 and accrued liabilities of $6.0.

Cash Flows

Net cash flows provided by operating activities was $62.0 for the year ended January 31, 2019 as compared to net cash used in operating activities of $9.4 in the prior year, primarily reflecting a $38.5 increase in net earnings adjusted by depreciation and amortization of $41.5 ($33.5 in the prior year) and a $17.5 increase in accounts payable and accrued liabilities ($18.4 increase in the prior year) offset by a $23.2 increase in accounts receivable ($43.0 increase in the prior year). Net cash used in investing activities was $214.1 for the year ended January 31, 2019, as compared to $48.8 in the prior year, and were primarily related to capital expenditures of $84.0 ($49.4 in the prior year), including $5.2 in deposits on capital expenditures to be received in 2019, and the acquisition of Motley for $140.0. Net cash flows provided by financing activities was $315.9 for the year ended January 31, 2019, as compared to $58.2 in the prior year, and primarily reflect $250.0 of proceeds from long-term debt and $75.2 of aggregate pre-spin-off net funding from our Former Parent ($58.2 in the prior year), offset by $9.3 of debt offering costs.

Net cash flows used in operating activities improved by $28.1 to $9.4 for the year ended January 31, 2018 as compared to $37.5 in the prior year primarily reflecting a significantly improved net loss of $24.1 as compared with $89.6 in the prior year. Cash used in investing activities of $48.8 and $29.0 for the years ended January 31, 2018 and 2017, respectively, consists of capital expenditures, offset by $0.6 proceeds from sales of assets in the year ended January 31, 2018. Cash flows from financing activities of $58.2 and $66.5, respectively, for the years ended January 31, 2018 and 2017 consist of net transfers from KLX.

Capital Spending

Our capital expenditures were $84.0 (including $5.2 in deposits on equipment to be received in 2019), $49.4 and $29.0 during the years ended January 31, 2019, 2018 and 2017, respectively. We expect to incur approximately $100.0 in capital expenditures for the year ending January 31, 2020, consistent with expanding the breadth of our services footprint in each of our geographical segments and as we roll out our coiled tubing and related services to the Mid-Continent and Rocky Mountains regions.

The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our ABL Facility (whose availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria).

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, the level of drilling, completion, intervention and production activity for North American onshore oil and natural gas resources, and financial and business and other factors, many of which are beyond our control. We believe that our cash flows, together with cash on hand, will provide us with the ability to fund our operations and make planned capital expenditures for at least the next 12 months. We have funds available under our ABL Facility (whose availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory).

New Financing Arrangements

In connection with the spin-off, we entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018, the date of the spin-off, and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of January 31, 2019. No amounts were outstanding under the ABL Facility as of January 31, 2019. The effective interest rate under the ABL Facility would have been approximately 5.0% on January 31, 2019.

In conjunction with the acquisition of Motley, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total net proceeds were $242.0, which a portion was used to acquire Motley, and the balance will be used for general corporate purposes including potential acquisitions for at least the next 12 months.

We believe the $50.0 capital contribution from our former parent, the trend in improved market conditions and cash from operating activities and our financial plans for 2019, the approximately $84.9 of availability under our $100 undrawn ABL Facility as well as the additional cash on hand from a portion of the proceeds from the Notes, provide us with the ability to fund our operations, make planned capital expenditures, meet our debt service obligations and provide funding for potential future acquisitions.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of January 31, 2019. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	Year Ending January 31,
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt and other non-current liabilities	$0.4	$3.1	$0.1	$0.2	$0.2	$250.7	$254.7
Operating leases	19.9	14.1	5.9	3.3	2.2	4.0	49.4
Future interest and fees on outstanding debt (1)	29.3	29.3	29.3	29.3	29.1	57.5	203.8
Total	$49.6	$46.5	$35.3	$32.8	$31.5	$312.2	$507.9

Commercial Commitments
Letters of credit	$0.8	—	—	—	—	—	$0.8

(1)

Interest payments include interest payments due on the Notes based on the stated rate of 11.5%. To the extent we incur interest on the ABL Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the ABL Facility.

Off‑Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheets. At January 31, 2019, future minimum lease payments under these arrangements approximated $49.4, of which $23.9 is related to long-term real estate leases.

Rent expense for the years ended January 31, 2019, 2018 and 2017 was $29.5,  $19.7 and $12.9, respectively.

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Our management believes that any liability for these indemnities, commitments and guarantees would not be material to our consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

We have employment agreements with certain key members of management expiring on various dates. Our employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

Seasonality

Our operations are subject to seasonal factors and our overall financial results reflect seasonal variations. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in our Rocky Mountains and Northeast segments, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas may impose transportation restrictions to prevent damage caused by the spring thaw. Lastly, throughout the year, heavy rains adversely affect activity levels, as well locations and dirt access roads can become impassible in wet conditions. Weather conditions also affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the fourth and first quarters, resulting in higher prices in these quarters.

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

Critical Accounting Policies

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of our consolidated financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our consolidated financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe that most of these accounting policies reflect our more significant estimates and assumptions used in preparation of our consolidated financial statements.

Emerging Growth Company Status

We are an “emerging growth company” and are entitled to take advantage of certain relaxed disclosure requirements. We operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our consolidated financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable.

Revenue Recognition

Sales of products and services are recorded when the earnings process is complete. Service revenues from oilfield technical services and related tools and equipment are recorded when services are performed and/or equipment is rented pursuant to a completed purchase order or MSA that sets forth firm pricing and payment terms.

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at January 31, 2019 and 2018 was $3.1 and $2.3, respectively.

Long‑Lived Assets and Goodwill

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2019, 2018 and 2017, there were no impairments of long-lived assets.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 31, 2019 and 2018, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Interest Rate Risk – Under our ABL Facility, we have interest rate exposure arising from variable interest as any borrowings would be impacted by changes in short-term interest rates.

As of January 31, 2019, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.3.

Commodity Price Risk – Fuel purchases expose us to commodity price risk. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Recently, we have been able to pass along price increases to our customers, but we may be unable to do so in the future. We generally do not engage in commodity price hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F‑1 of this Form 10‑K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, of the effectiveness, as of January 31, 2019, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2019.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended January 31, 2019 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of KLX Energy Services Holdings, Inc. (“KLX Energy Services” or the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

The Company’s internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles and the receipts and expenditures of the Company are being made only in accordance with authorizations of the management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2019. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –  Integrated Framework (2013). Based on its assessment, management believes that, as of January 31, 2019, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers as of March 21, 2019.

Name and Title	Business Experience
Amin J. Khoury – Chief Executive Officer, Chairman and President

Amin J. Khoury has served as Chief Executive Officer, President and Chairman of the Board of Directors of KLX Energy Services Holdings, Inc. since September 2018. Previously, Mr. Khoury served as Chief Executive Officer and Chairman of the Board of Directors of KLX Inc. from its formation in December 2014 until its sale to The Boeing Company in October 2018. Mr. Khoury co-founded B/E Aerospace in July 1987 and served as its Chairman of the Board until its sale to Rockwell Collins in April 2017. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co‑Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014 and was a director of Synthes Incorporated until its acquisition by Johnson & Johnson in 2012. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors.

Thomas P. McCaffrey – Senior Vice President and Chief Financial Officer

Thomas P. McCaffrey has served as Senior Vice President and Chief Financial Officer of KLX Energy Services Holdings, Inc. since September 2018. Previously, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a CPA for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University, Chairman of its Development Committee and a member of its Audit and Academic Programs Committees.

Gary J. Roberts – Vice President and General Manager

Gary Roberts has served as Vice President and General Manager of KLX Energy Services Holdings, Inc. since September 2018. Previously, Mr. Roberts served as Vice President and General Manager of the Energy Services Group segment of KLX Inc. from December 2014 until September 2018, and as Vice President and General Manager, Energy Services Group of B/E Aerospace from April 2014 to December 2014. Previously, Mr. Roberts was the Chief Executive Officer of Vision Oil Tools, LLC, a private energy services company, from 2010 until its acquisition by B/E Aerospace in April 2014. Before that, Mr. Roberts was General Manager for Complete Production Services, Inc. and worked for Weatherford International from 1991 to 2008, holding management positions with increasing levels of responsibility in Singapore, China, Indonesia and Qatar. Mr. Roberts brings to KLX Energy Services over 30 years of oilfield experience.

Our Board of Directors

The following table sets forth information regarding our directors as of March 21, 2019. The table contains each person’s biography as well as the qualifications and experience each person brings to our Board. Our Board consists of eight members, seven of whom will meet applicable regulatory and exchange listing independence requirements.

Name and Title		Business Experience and Director Qualifications
Amin J. Khoury Chairman	79

Amin J. Khoury has served as our Chairman, Chief Executive Officer and President since September 2018. Mr. Khoury served as Chairman and Chief Executive Officer of KLX from its spin-off from B/E Aerospace in December 2014 until its sale to The Boeing Company in October 2018. Mr. Khoury co-founded B/E Aerospace in July 1987 and served as its Chairman of the Board until its sale to Rockwell Collins in April 2017. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co-Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors. During his time at B/E Aerospace, Mr. Khoury was primarily responsible for the development and execution of B/E Aerospace's business strategies that resulted in its growth from a single product line business with $3.0 million in annual sales, to the leading global manufacturer of commercial aircraft and business jet cabin interior products and the world's leading distributor of aerospace consumable products, with annual revenues in 2013 of $3.5 billion. Mr. Khoury also led the founding and growth of the KLX Aerospace Solutions Group from a single acquisition in 2001 through nine additional acquisitions, transforming it into a leading independent company in its industry. During his time at B/E Aerospace and KLX, Mr. Khoury oversaw the expansion into the oilfield services industry and formation of our company through the combination and integration of seven private oilfield service companies. Mr. Khoury led the strategic planning and acquisition strategies of B/E Aerospace and KLX as well as their operational integration and execution strategies. He is a highly effective leader in organizational design and development matters and has been instrumental in identifying and attracting both our managerial talent and Board members. He has an intimate knowledge of the company, its industry and its competitors which he has gained over the last 31 years at B/E Aerospace and KLX. All of the above experience and leadership roles uniquely qualify Mr. Khoury to serve as our company's Chairman of the Board.

John T. Collins Director	72

John T. Collins has been a Director since September 2018. He served on the Board of Directors of KLX from December 2014 until its sale to The Boeing Company in October 2018. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in the industry. From 1992 to 2017, Mr. Collins was the Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies. Mr. Collins currently serves on the Board of Directors of Federated Funds, Inc. and has served on the Board of Directors for several public companies, including Bank of America Corp. and FleetBoston Financial. In addition, Mr. Collins has served as Chairman of the Board of Trustees of his alma mater, Bentley University. Our Board benefits from Mr. Collins's many years of experience in the management, acquisition and development of several companies.

Name and Title		Business Experience and Director Qualifications
Peter V. Del Presto Director	68

Peter V. Del Presto has been a Director since September 2018. He served on the Board of Directors of KLX from December 2014 until its sale to The Boeing Company in October 2018. Mr. Del Presto is an adjunct professor of finance at the University of Pittsburgh, where he teaches courses covering capital markets, advanced valuation methods and private equity. From 1985 until his retirement in 2010, Mr. Del Presto was a partner with PNC Equity Partners, a private equity firm and an affiliate of PNC Bank targeting middle market companies for acquisition and investment. During his 25 years at PNC Equity Partners, Mr. Del Presto led the firm’s investment in 35 companies and participated as a member of the firm’s Investment Committee in over 200 investments. Mr. Del Presto was PNC Equity Partner’s representative on the boards of 24 companies where he was responsible for the development of value creation strategies in each. Mr. Del Presto is a member of the Board of Advisors of Sabert Corporation and the principal shareholder of two smaller companies. Mr. Del Presto is also a licensed private pilot. Our Board benefits from Mr. Del Presto’s background in engineering and business administration, his expertise in the field of finance, and 25 years of experience in the acquisition, investment and development of numerous companies.

Richard G. Hamermesh Director	71

Richard G. Hamermesh has been a Director since September 2018. He served on the Board of Directors of KLX from December 2014 until its sale to The Boeing Company in October 2018. Dr. Hamermesh is a Senior Fellow at the Harvard Business School, where he was formerly the MBA Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of SmartCloud, Inc. and was a director of B/E Aerospace, Inc. until its sale to Rockwell Collins in April 2017, and a director of Rockwell Collins from April 2017 until its sale to United Technologies Corporation in November 2018. Our Board benefits from Dr. Hamermesh’s education and business experience as co-founder of a leading executive education and consulting firm, as president, founder, director and co-investor in over 15 early stage businesses, and his 28 years as a Professor of Management Practice at Harvard Business School, where he has led MBA candidates through thousands of business case studies, as well as his intimate knowledge of our business and industry.

Name and Title		Business Experience and Director Qualifications
Benjamin A. Hardesty Director	69

Benjamin A. Hardesty has been a Director since September 2018. He served on the Board of Directors of KLX from December 2014 until its sale to The Boeing Company in October 2018. Mr. Hardesty has been the owner of Alta Energy LLC, a consulting business focused on oil and natural gas in the Appalachian Basin and onshore United States since, 2010. In May 2010, Mr. Hardesty retired as president of Dominion E&P, Inc., a subsidiary of Dominion Energy engaged in the exploration and production of oil and natural gas in North America, a position he had held since September 2007. After joining Dominion Energy in 1995, Mr. Hardesty also served in other executive positions, including President of Dominion Appalachian Development, Inc. and General Manager and Vice President Northeast Gas Basin. Mr. Hardesty has served on the Board of Directors of Antero Resources Corporation since its initial public offering in October 2013. He previously was a member of the Board of Directors of Blue Dot Energy Services, LLC from 2011 until its sale to B/E Aerospace in 2013. From 1982 to 1995, Mr. Hardesty served as an officer and director of Stonewall Gas Company, and from 1978 to 1982 as vice president of operations of Development Drilling Corporation. Mr. Hardesty is director emeritus and past president of the West Virginia Oil & Natural Gas Association and past president of the Independent Oil & Gas Association of West Virginia. Mr. Hardesty serves on the Visiting Committee of the Petroleum Natural Gas Engineering Department of the College of Engineering and Mineral Resources at West Virginia University. Mr. Hardesty’s significant experience in the oil and natural gas industry, including in our areas of operation, make Mr. Hardesty well suited to serve as a member of our Board.

Stephen M. Ward, Jr. Director	63

Stephen M. Ward, Jr., has been a Director since September 2018. He served on the Board of Directors of KLX from December 2014 until its sale to The Boeing Company in October 2018. Mr. Ward has been a director of Carpenter Technology Corporation since 2001, where he is Chair of the Corporate Governance Committee and a member of the Human Resources and Science and Technology Committees. Mr. Ward previously served as President and Chief Executive Officer of Lenovo Corporation, which was formed by the acquisition of IBM Corporation’s personal computer business by Lenovo of China. Mr. Ward had spent 26 years at IBM Corporation holding various management positions, including Chief Information Officer and Senior Vice President and General Manager, Personal Systems Group. Mr. Ward is a co-founder and Board member of C3-IoT, a company that develops and sells internet of things software for analytics and control. Mr. Ward was previously a Board member and founder of E2open, a maker of enterprise software, and a Board member of E-Ink, a maker of high-tech screens for e-readers and computers, and the Chairman of the Board of QDVision, the developer and a manufacturer of quantum dot technology for the computer, TV and display industries until its sale. Mr. Ward’s broad executive experience and focus on innovation enables him to share with our Board valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments and growth, making him well suited to serve as a member of our Board.

Name and Title		Business Experience and Director Qualifications
Theodore L. Weise Director	74

Theodore L. Weise has been a Director since September 2018. He served on the Board of Directors of KLX from December 2014 until its sale to The Boeing Company in October 2018. Mr. Weise is currently a business consultant and serves on the Board of Directors of Hawthorne Global Aviation Services. Mr. Weise joined Federal Express Corporation in 1972 during its formative years and retired in 2000 as its President and Chief Executive Officer. He held many officer positions, including Executive Vice President of World Wide Operations, and led the following divisions as its Senior Vice President: Air Operations, Domestic Ground Operations, Central Support Services, Business Service Center, and Operations Planning. Prior to joining Federal Express Corporation, Mr. Weise flew on the US Air Force F-111 as a Flight Test Engineer for General Dynamics Corp. He has previously served on the boards of Federal Express Corporation, Computer Management Sciences, Inc., ResortQuest International, Inc. and Pogo Jet, Inc. Mr. Weise is a member of the Missouri University of Science and Technology Board of Trustees, of which he was a past President. Mr. Weise is a jet rated Airline Transport Pilot with over 5,700 flight hours. He holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Our Board benefits from Mr. Weise’s extensive leadership experience.

John T. Whates, Esq. Director	71

John T. Whates has been a Director since September 2018. He served on the Board of Directors of KLX from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the Board of Dynamic Healthcare Systems, Inc., was a member of the board of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the Compensation Committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’ extensive experience, multi-dimensional educational background, and thorough knowledge of our business and industry.

Structure of the Board of Directors

Our Board is divided into three classes of directors. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year our stockholders elect one class of our directors. The directors designated as Class I directors will be up for election at the 2019 Annual Meeting of Stockholders to be held in August 2019 and the directors elected at that meeting will have three-year terms expiring in August 2022. The directors designated as Class II directors will be up for election at the 2020 Annual Meeting of Stockholders and the directors elected at that meeting will have three-year terms expiring in August 2023. The directors designated as Class III directors will be up for election at the 2021 Annual Meeting of Stockholders and the directors elected at that meeting will have three-year terms expiring in August 2024.

Audit Committee

We have a separately‑designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Del Presto, Hardesty, Weise and Whates currently serve as members of the Audit Committee. Under the current SEC rules and the rules of Nasdaq, all of the members are independent. Our Board has determined that each of Messrs. Del Presto, Hardesty, Weise and Whates are “audit committee financial experts” in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S‑K of the federal securities laws.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater‑than‑ten percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Code of Business Conduct

Our Board has adopted a code of business conduct that applies to all our directors, officers and employees worldwide, including our principal executive officer, principal financial officer, controller, treasurer and all other employees performing a similar function. We maintain a copy of our code of business conduct, including any amendments thereto and any waivers applicable to any of our directors and officers, on our website at www.klxenergy.com.

ITEM 11.  EXECUTIVE COMPENSATION

Information set forth under the caption “Executive Compensation” in the Proxy Statement or Annual Report on Form 10‑K/A is incorporated by reference herein.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Information set forth under the caption “Security Ownership of Certain Beneficial Owners and Management” in the Proxy Statement or Annual Report on Form 10‑K/A is incorporated by reference herein.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Information set forth under the caption “Certain Relationships and Related Party Transactions” in the Proxy Statement or Annual Report on Form 10‑ K/A is incorporated by reference herein.

ITEM 14.  PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information set forth under the caption “Principal Accountant Fees and Services” in the Proxy Statement or Annual Report on Form 10K/A is incorporated by reference herein.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)Financial Statements

The information required by this item is contained under the section “Index to Consolidated Financial Statements and Schedule” beginning on page F‑1 of this Form 10‑K.

(b)Exhibits

We are filing the following documents as exhibits to this Form 10‑K:

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Distribution Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.1 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)

2.2

Employee Matters Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.2 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)

2.3

IP Matters Agreement, dated as of July 13, 2018, by and among KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.3 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)

2.4

Transition Services Agreement, dated as of July 13, 2018, by and among KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.4 to KLX Inc.'s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)

2.5

Unit Purchase Agreement, dated as of October 22, 2018, by and among KLX Energy Services Holdings, Inc., KLX Energy Services LLC, District 5 Investments, LP, 3M Capital, Inc. and Marco D. Davis (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)

Exhibit 3(i) – Articles of Incorporation
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
4.1

Indenture, dated October 31, 2018, among KLX Energy Services Holdings, Inc., as the issuer, KLX Energy Services LLC, KLX RE Holdings LLC and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on November 1, 2018)

4.1.1

First Supplemental Indenture, dated November 16, 2018, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent**

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

First Amendment, dated as of October 22, 2018, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)

10.2

KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.3

Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.4

Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.5

KLX Energy Services Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.6

KLX Energy Services Holdings, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.7

KLX Energy Services Holdings, Inc. 2018 Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227327) filed with the SEC on September 13, 2018)*

10.8

Guaranty, dated September 14, 2018, of KLX Energy Services LLC and KLX RE Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.9

Letter Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.10

Letter Agreement, dated September 14, 2018, between Thomas P. McCaffrey and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38609) filed with the SEC on December 6, 2018)*

10.11

Consulting Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.12

Amended and Restated Employment Agreement, dated September 14, 2018, between Gary J. Roberts and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.13

Medical Care Reimbursement Plan for Executives of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.14

KLX Energy Services Holdings, Inc. Executive Retiree Medical and Dental Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.15

Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Amin J. Khoury (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.16

Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

Exhibit 21 – Subsidiaries of the registrant
21.1	List of subsidiaries of KLX Energy Services Holdings, Inc.**

Exhibit 23 – Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm—Deloitte & Touche LLP**

Exhibit 31 – Rule 13a-14/15d-14 Certifications

31.1	Certification of Chief Executive Officer**
31.2	Certification of Chief Financial Officer**

Exhibit 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

Exhibit 101 – Interactive Data Files
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Management contract or compensatory plan.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Amin J. Khoury Amin J. Khoury Chairman, Chief Executive Officer and President

Date: March 21, 2019

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Amin J. Khoury Amin J. Khoury	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 21, 2019

/s/ Thomas P. McCaffrey Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 21, 2019

/s/ Heather M. Floyd Heather M. Floyd	Vice President—Finance and Corporate Controller (Principal Accounting Officer)	March 21, 2019

/s/ John T. Collins John T. Collins	Director	March 21, 2019

/s/ Peter V. Del Presto Peter V. Del Presto	Director	March 21, 2019

/s/ Richard G. Hamermesh Richard G. Hamermesh	Director	March 21, 2019

/s/ Benjamin A. Hardesty Benjamin A. Hardesty	Director	March 21, 2019

/s/ Stephen M. Ward, Jr. Stephen M. Ward, Jr.	Director	March 21, 2019

/s/ Theodore L. Weise Theodore L. Weise	Director	March 21, 2019

/s/ John T. Whates John T. Whates	Director	March 21, 2019

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of January 31, 2019 and 2018, the related consolidated statements of earnings (loss), stockholders' equity, and cash flows, for each of the three years in the period ended January 31, 2019, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2019, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2019, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud, and whether effective internal control over financial reporting was maintained in all material respects.

Our audits of the financial statements included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures to respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audits also included performing such other procedures as we considered necessary in the circumstances. We believe that our audits provide a reasonable basis for our opinions.

Definition and Limitations of Internal Control over Financial Reporting

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ Deloitte & Touche LLP

Boca Raton, Florida

March 21, 2019

We have served as the Company's auditor since 2018.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2019 AND 2018

(In millions, except per share data)

	JANUARY 31,	JANUARY 31,
	2019	2018
ASSETS

Current assets:
Cash and cash equivalents	$163.8	$—
Accounts receivable–trade, less allowance for doubtful accounts ($3.1 at January 31, 2019 and $2.3 at January 31, 2018)	119.6	73.9
Inventories, net	15.4	10.2
Other current assets	9.5	2.0
Total current assets	308.3	86.1

Property and equipment, net of accumulated depreciation ($152.7 at January 31, 2019 and $128.9 at January 31, 2018)	271.9	179.5
Goodwill	43.2	—
Identifiable intangible assets, net	30.3	2.8
Other assets	19.1	5.4
	$672.8	$273.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47.3	$31.8
Accrued interest	7.2	—
Accrued liabilities	30.7	16.2
Total current liabilities	85.2	48.0

Long-term debt	242.2	—
Other non-current liabilities	4.7	1.2

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value per share; 110.0 shares authorized; 22.6 shares issued as of January 31, 2019 and 0 shares issued as of January 31, 2018	0.2	—
Additional paid-in capital	345.0	—
Former Parent investment	—	1,025.8
Accumulated deficit	(4.5)	(801.2)
Total stockholders’ equity	340.7	224.6
	$672.8	$273.8

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF EARNINGS (LOSS)

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(In millions, except per share data)

	YEAR ENDED
	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2019	2018	2017
Service revenues	$495.3	$320.5	$152.2
Cost of sales	370.4	269.1	181.3
Selling, general and administrative	100.4	73.4	60.1
Research and development costs	2.4	2.0	0.3
Operating earnings (loss) (Note 14)	22.1	(24.0)	(89.5)
Interest expense, net	7.1	-	-
Earnings (loss) before income taxes	15.0	(24.0)	(89.5)
Income tax expense	0.6	0.1	0.1
Net earnings (loss)	$14.4	$(24.1)	$(89.6)

Net earnings (loss) per share - basic	$0.72	$(1.20)	$(4.46)
Net earnings (loss) per share - diluted	$0.71	$(1.20)	$(4.46)

Weighted average common shares - basic	20.1	20.1	20.1
Weighted average common shares - diluted	20.2	20.1	20.1

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(In millions)

				Former
			Additional	Parent	Retained	Total
	Common Stock		Paid-in	Company	Earnings	Stockholders’
	Shares	Amount	Capital	Investment	(Deficit)	Equity
Balance, January 31, 2016	—	$—	$—	$879.6	$(687.5)	$192.1
Net transfers from Former Parent	—	—	—	75.5	—	75.5
Net loss	—	—	—	—	(89.6)	(89.6)
Balance, January 31, 2017	—	—	—	955.1	(777.1)	178.0
Net transfers from Former Parent	—	—	—	70.7	—	70.7
Net loss	—	—	—	—	(24.1)	(24.1)
Balance, January 31, 2018	—	—	—	1,025.8	(801.2)	224.6
Capital contribution from Former Parent	—	—	—	50.0	—	50.0
Net transfers from Former Parent (pre spin-off)	—	—	0.3	31.5	—	31.8
Restricted stock grants, net of forfeitures and restricted stock unit vesting	2.4	—	16.9	—	—	16.9
Net earnings before spin-off	—	—	—	—	18.9	18.9
Consummation of spin-off transaction on September 14, 2018	20.1	0.2	324.8	(1,107.3)	782.3	—
Issuance of shares as a component of Motley acquisition price	0.1	—	3.0	—	—	3.0
Net loss after spin-off	—	—	—	—	(4.5)	(4.5)
Balance, January 31, 2019	22.6	$0.2	$345.0	$—	$(4.5)	$340.7

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(In millions)

	YEAR ENDED
	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2019	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net earnings (loss)	$14.4	$(24.1)	$(89.6)
Adjustments to reconcile net earnings (loss) to net cash flows provided by (used in) operating activities:
Depreciation and amortization	41.5	33.5	36.2
Non-cash compensation	23.5	12.5	9.0
Amortization of deferred financing fees	0.3	—	—
Provision for inventory reserve	1.6	1.2	0.1
Change in allowance for doubtful accounts	0.8	(0.4)	(1.6)
(Gain) loss on disposal of property, equipment and other	(2.1)	0.9	3.7
Changes in operating assets and liabilities:
Accounts receivable	(23.2)	(43.0)	8.9
Inventories	(6.8)	(2.1)	1.1
Other current and non-current assets	(5.5)	(6.3)	5.9
Accounts payable	3.7	12.6	(3.9)
Other current and non-current liabilities	13.8	5.8	(7.3)
Net cash flows provided by (used in) operating activities	62.0	(9.4)	(37.5)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(84.0)	(49.4)	(29.0)
Proceeds from sale of assets	9.9	0.6	—
Acquisitions, net of cash acquired	(140.0)	—	—
Net cash flows used in investing activities	(214.1)	(48.8)	(29.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long-term debt	250.0	—	—
Debt origination costs	(9.3)	—	—
Capital contribution from Former Parent	50.0	—	—
Net transfers from Former Parent (pre spin-off)	25.2	58.2	66.5
Net cash flows provided by financing activities	315.9	58.2	66.5

Net change in cash and cash equivalents	163.8	—	—
Cash and cash equivalents, beginning of period	—	—	—
Cash and cash equivalents, end of period	$163.8	$—	$—

Supplemental disclosures of cash flow information:
Cash paid during period for:
Change in deposits on capital expenditures	$5.2	$—	$—
Interest	0.1	—	—
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$10.6	$4.8	$1.0

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On September 14, 2018, KLX Inc. (the “Former Parent” or “KLX”) created an independent, publicly-traded company through a spin-off of its Energy Services Group business to Former Parent’s stockholders (the “Spin-Off”). As a result of the Spin-Off, KLX Energy Services Holdings, Inc. (the “Company” or “KLX Energy Services”) now operates as an independent, publicly-traded company. January 31, 2018 and 2017 basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the Spin-Off.

The Company is a provider of completion, intervention and production services and products to the major onshore oil and gas producing regions of the United States.

Basis of Presentation

Prior to the Spin-Off on September 14, 2018, the Company’s financial statements were derived from the Former Parent’s consolidated financial statements and accounting records as if it was operated on a stand-alone basis and were prepared in accordance with accounting principles generally accepted in the United States (“GAAP”). All intercompany transactions and account balances within the Company have been eliminated.

The statements of earnings (loss) reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Former Parent Company Investment— Former Parent company investment in the balance sheet as of January 31, 2018 represents Former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Former Parent and net transfers of cash and assets from Former Parent. See Note 5 for a further description of the transactions between the Company and Former Parent.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition—Sales of products and services are recorded when the earnings process is complete. Service revenues from oilfield technical services and related tools and equipment are recorded when services are performed and/or equipment is rented pursuant to a completed purchase order or master services agreement that sets forth firm pricing and payment terms. Revenues from the sale of products are recorded upon delivery, customer acceptance and when collectability is reasonably assured.

Income Taxes—The Company provides deferred income taxes for temporary differences between the amounts of assets and liabilities recognized for financial reporting purposes and such amounts recognized for income tax purposes. Deferred income taxes are computed using enacted tax rates that are expected to be in effect when the temporary differences reverse. A valuation allowance related to a deferred tax asset is recorded when it is more likely than not that some portion or the entire deferred tax asset will not be realized. At this time, the Company does not have any uncertain tax positions; however, if the Company does record uncertain tax positions in the future, it expects to record them within income tax expense and to classify interest and penalties related to income taxes as income tax expense.

Cash Equivalents—The Company considers all highly liquid debt instruments purchased with an original maturity of three months or less to be cash equivalents.

Accounts Receivable, Net—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at January 31, 2019 and 2018 was $3.1 and $2.3, respectively.

Inventories—Inventories, made up of finished goods, primarily consist of packers, plugs and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Reserves for excess and obsolete inventory were approximately $2.0 and $1.1 as of January 31, 2019 and 2018, respectively.

Property and Equipment, Net—Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to forty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).

Goodwill and Intangible Assets, Net—Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

As of January 31, 2019, the Company had three reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the management of the Company.

Goodwill is tested at least annually as of December 31, and the Company’s management assesses whether there has been any impairment in the value of goodwill by comparing the fair value of the reporting unit to its net carrying value. If the carrying value exceeds its estimated fair value, an impairment loss is recognized for the difference up to the carrying value of goodwill. In this event, the asset is written down accordingly. The fair value is determined using valuation techniques based on estimates, judgments and assumptions that the Company’s management believes are appropriate in the circumstances.

For the year ended January 31, 2019 (“Fiscal 2018”), the Company’s annual impairment testing yielded no impairments of goodwill.

Long‑Lived Assets—Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2019, 2018 and 2017, there were no impairments of long lived assets.

Common Stock Equivalents—The Company has potential common stock equivalents related to its outstanding restricted stock awards, restricted stock units and employee stock purchase plan. These potential common stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti‑dilutive.

Accounting for Stock-Based Compensation—The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, whereby share-based compensation cost is measured on the date of grant, based on the fair value of the award, and is recognized over the requisite service period.

Compensation cost recognized during the years ended January 31, 2019, 2018 and 2017 primarily related to grants of restricted stock and restricted stock units granted or approved by Former Parent.

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Compensation cost relates to the Former Parent’s employee stock purchase plan through June 30, 2018, when Former Parent’s final option period ended. The Company’s first option period began on January 1, 2019 and no shares of common stock have been issued to employees under the Plan as of January 31, 2019. The value of the rights under the Plans granted during the years ended January 31, 2019, 2018 and 2017 was $0.1, $0.1 and $0.1, respectively.

Concentration of Risk—The Company provides products and services to energy industry customers who focus on developing and producing oil and gas onshore in North America. The Company’s management performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Credit losses have historically been within management’s expectations and the provisions established.

Significant customers change from year to year depending on the level of exploration and production activity and the use of the Company’s services. During the years ended January 31, 2019, 2018 and 2017, no single customer accounted for more than 10% of the Company’s revenues.

Recent Accounting Pronouncements

In May 2017, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2017-09, Compensation–Stock Compensation (Topic 718). This ASU was issued to provide clarity and reduce diversity in practice regarding the application of guidance on the modification of equity awards. The ASU states that an entity should account for the effects of a modification unless all of the following are met: the fair value, vesting conditions and the classification of the instrument as equity or liability of the modified award is the same as that of the original award immediately before such award is modified. The guidance became effective for annual reporting periods beginning after December 15, 2017, and interim periods within those annual reporting periods. The adoption of ASU 2017-09 did not have a material impact on the Company’s consolidated financial statements as the Company historically has accounted for all modifications in accordance with Topic 718 and has not been subject to the exception described under this ASU.

In January 2017, the FASB issued ASU 2017-01, Business Combinations. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-01 is not expected to have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied retrospectively. The Company does not expect a material impact upon adoption of this ASU to its consolidated financial statements as the Company’s statements of cash flows are not impacted by the eight issues listed above.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the statement of earnings, rather than equity, and requires excess tax benefits from stock-based compensation to be classified in cash flow from operations. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The Company does not expect a material impact upon adoption of this ASU to its consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. In July 2018, Topic 842 was subsequently amended by ASU 2018-11, Targeted Improvements, which provides an additional transition method that gives companies the option to use the adoption date as the date of initial application and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the effective date of February 1, 2020. The Company is currently evaluating the effect of this update on its consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2018 and interim periods within annual reporting periods beginning after December 15, 2019. To assess the impact of this guidance, the Company has established a cross functional implementation project team, inventoried its revenue streams and contracts with customers and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences. No individually significant implementation matters were identified, and revenue will be recognized on a “point-in-time” basis for product revenues and over time for service revenues under the new standard, which is consistent with current practice. The Company implemented internal controls, policies and processes to comply with the new standard. The Company adopted ASC Topic 606 in the first quarter of fiscal 2019 using the modified retrospective method of adoption, which resulted in no changes to the opening balance sheet as of February 1, 2019. Prior period statements of earnings (loss) will remain unchanged.

2. BUSINESS COMBINATIONS

On November 5, 2018, the Company acquired Motley Services, LLC (“Motley”), a premier provider of well completion and intervention services for complex, long lateral, horizontal wells, for $140.0 in cash (net of cash acquired) and $9.0 of shares of the Company’s common stock payable to certain employees of Motley.

Based on the Company’s preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $71.5, of which $28.3 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $43.2 is included in goodwill. The primary items that generated the goodwill recognized were the premium paid by the Company for future earnings potential and the value of the assembled workforce that does not qualify for separate recognition. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of three years.

The Motley acquisition was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed have been reflected in the accompanying consolidated balance sheet as of January 31, 2019. The results of operations for the Motley acquisition are included in the accompanying consolidated statements of earnings (loss) from the date of acquisition. The valuation of certain assets, principally intangible assets including goodwill and identified intangible assets related to the acquisition, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisition.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Motley acquisition in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

Accounts receivable-trade	$23.3
Other current and non-current assets	9.3
Property and equipment	56.3
Goodwill	43.2
Identified intangibles	28.3
Accounts payable	(6.0)
Accrued liabilities	(5.4)
Total consideration paid	$149.0

The majority of goodwill and intangible assets are expected to be deductible for tax purposes.

The Company has substantially integrated Motley and, as a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired business since the acquisition date.

On a pro forma basis to give effect to the Motley acquisition, as if it occurred on February 1, 2017, revenues and net earnings (loss) for the years ended January 31, 2019 and 2018 would have been as follows:

	UNAUDITED
	YEAR ENDED
	January 31, 2019	January 31, 2018
	Pro forma	Pro forma
Revenues	$593.2	$389.9
Net earnings (loss)	19.3	(43.5)
Earnings (loss) per diluted share	0.95	(2.16)

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Useful	January 31,	January 31,
	Life (Years)	2019	2018
Land, buildings and improvements	1 - 40	$32.3	$29.6
Machinery	1 - 20	202.2	125.6
Furniture and equipment	1 - 10	190.1	153.2
		424.6	308.4
Less accumulated depreciation		152.7	128.9
		$271.9	$179.5

Depreciation expense was $40.7, $33.2 and $36.0 for the years ended January 31, 2019, 2018 and 2017.

4. GOODWILL AND LONG-LIVED ASSETS, NET

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		January 31, 2019			January 31, 2018
	Useful Life	Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	20	$24.9	$0.3	$24.6	$-	$-	$-
Covenants not to compete	3	3.4	0.3	3.1	-	-	-
Developed technologies	15	3.3	0.7	2.6	3.3	0.5	2.8
		$31.6	$1.3	$30.3	$3.3	$0.5	$2.8

Amortization expense of intangible assets was $0.8, $0.3 and $0.2 for the years ended January 31, 2019, 2018 and 2017, respectively. Amortization expense related to intangible assets is expected to be approximately $2.6 in each of the next five years.

In accordance with ASC 350, goodwill is not amortized but is subject to an annual impairment test. For the year ended January 31, 2019, the Company’s annual impairment testing yielded no impairments of goodwill.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2019, 2018 and 2017, there were no impairments of long-lived assets.

5. RELATED PARTY TRANSACTIONS

The statements of earnings (loss) for the years ended January 31, 2019, 2018 and 2017 include an allocation of general corporate expenses from KLX. These costs were allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of revenue generated, costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $16.6, $18.7 and $15.5 for the years ended January 31, 2019 up through the date of the Spin-Off, 2018 and 2017, respectively, and were reported in the Company’s selling, general and administrative expenses on its statements of earnings (loss). These amounts include costs for allocations related to Former Parent’s strategic alternatives review process in the first quarter of Fiscal 2018, the Company’s Spin-Off process in the second and third quarters of Fiscal 2018 as well as for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX, including a transition services agreement, distribution agreement, an employee matters agreement and an Intellectual Property (“IP”) matters agreement. These agreements govern the relationship between us and KLX and provide for the allocation between us and KLX of various assets, liabilities and obligations (including employee benefits, information technology and insurance). All services under the transition services agreement with Former Parent were terminated prior to January 31, 2019, and amounts under such agreement were not material for the year ended January 31, 2019.

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	January 31,	January 31,
	2019	2018
Accrued salaries, vacation and related benefits	$13.9	$6.8
Accrued incentive compensation	9.1	6.3
Accrued property taxes	1.9	1.1
Other accrued liabilities	5.8	2.0
	$30.7	$16.2

7. LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2019	January 31, 2018
Senior secured notes	$250.0	$—
Less unamortized debt issue costs	7.8	—
	$242.2	$—

As of January 31, 2019, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The indenture governing the Notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of November 1, 2025. On a net basis, after taking into consideration the debt issue costs for the Notes, total debt as of January 31, 2019 was $242.2.

As of January 31, 2019, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley and also amended the definition of the required ratio (as defined in the ABL Facility) as a result of the Notes issuance. Unamortized deferred costs for the ABL Facility of $1.2 were recorded in other non-current assets as of January 31, 2019.

Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate plus the applicable margin (as defined in the ABL Facility). No amounts were outstanding under the ABL Facility as of January 31, 2019.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of January 31, 2019.

The indenture that governs the Notes and the credit agreement that governs the ABL Facility contain certain affirmative and negative covenants that are binding on the borrowers and their subsidiaries, including, among others, restrictions (subject to exceptions and qualifications) on the ability of the borrowers and their subsidiaries to create liens, to undertake fundamental changes, to incur debt, to sell or dispose of assets, to make investments, to make restricted payments such as dividends, distributions or equity repurchases, to change the nature of their businesses, to enter into transactions with affiliates and to enter into certain burdensome agreements.

Letters of credit issued under the ABL Facility aggregated $0.8 at January 31, 2019.

Maturities of long-term debt are as follows:

Year Ending January 31,
2020	$—
2021	—
2022	—
2023	—
2024	—
Thereafter	250.0
Total	$250.0

Interest expense amounted to $7.7, $0.0 and $0.0 for the years ended January 31, 2019, 2018 and 2017, respectively.

8. COMMITMENTS, CONTINGENCIES AND OFF‑BALANCE‑SHEET ARRANGEMENTS

Lease Commitments—The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At January 31, 2019, future minimum lease payments under these arrangements approximated $49.4, of which $23.9 is related to long‑term real estate leases.

Rent expense for the years ended January 31, 2019, 2018 and 2017 was $29.5, $19.7 and $12.9, respectively. Future payments under operating leases with terms greater than one year as of January 31, 2019 are as follows:

Year Ending January 31,
2020	$19.9
2021	14.1
2022	5.9
2023	3.3
2024	2.2
Thereafter	4.0
Total	$49.4

Litigation—The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements.

Indemnities, Commitments and Guarantees—During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

The Company has employment agreements with certain key members of management expiring on various dates. The Company’s employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change of control.

9. EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all employees. The KLX Energy Services Holdings, Inc. Retirement Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Prior to the Spin-Off, KLX Energy Services employees participated in a plan sponsored by our Former Parent. Total expense for the plans were $3.2, $2.1 and $1.5 for the years ended January 31, 2019, 2018 and 2017. The Company also sponsors and contributes to a supplemental executive retirement plan (“SERP”), which was established pursuant to Section 409A of the Internal Revenue Code, for certain Company employees. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. Prior to the Spin-Off, certain KLX Energy Services employees participated in a SERP sponsored by our Former Parent. Compensation expense under the programs were $0.2, $0.1 and $0.1 for the years ended January 31, 2019, 2018 and 2017, respectively.

10. STOCKHOLDERS’ EQUITY

Earnings Per Share—Basic net earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net earnings (loss) per common share reflects the potential dilution from assumed conversion of all dilutive securities such as unvested restricted stock using the treasury stock method. When the effects of the outstanding restricted stock awards or restricted stock units are anti‑dilutive, they are not included in the calculation of diluted earnings (loss) per common share. For the year ended January 31, 2019, 2.2 shares and for the years ended January 31, 2018 and 2017, no shares were excluded from the determination of diluted earnings per common share.

The following table sets forth the computation of basic and diluted net earnings (loss) per share for the years ended January 31, 2019, 2018 and 2017:

	Year Ended
	January 31,	January 31,	January 31,
	2019	2018	2017
Net (loss) earnings (1)	$14.4	$(24.1)	$(89.6)
(Shares in millions)
Basic weighted average common shares	20.1	20.1	20.1
Effect of dilutive securities - dilutive securities	0.1	-	-
Diluted weighted average common shares	20.2	20.1	20.1

Basic net (loss) earnings per common share(2)	$0.72	$(1.20)	$(4.46)
Diluted net (loss) earnings per common share(2)	$0.71	$(1.20)	$(4.46)

(1)

During the year ended January 31, 2019, the Company incurred approximately $30.6 of costs related to the completion of the merger of the Aerospace Solutions business of KLX Inc. with The Boeing Company, the Spin-Off of the energy services business into an independent public company, including $10.7 of non-cash compensation expense related to the acceleration of unvested shares held by the Company’s employees, the amendment of the $100.0 asset based lending facility due to the issuance of $250.0 of Notes and the acquisition of Motley.

(2)

On September 14, 2018, the distribution date, KLX stockholders of record as of the close of business on September 3, 2018 received 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. January 31, 2018 and 2017 basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution.

Long‑Term Incentive Plan—The Company adopted a Long‑Term Incentive Plan (“LTIP”) similar to the Former Parent’s plan under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and other forms of equity-based or equity-related awards.

During the year ended January 31, 2019, the Company granted restricted stock to members of the Company’s Board of Directors and certain members of management. Restricted stock grants vest over periods ranging from three to four years and are granted at the discretion of the Compensation Committee of the Company’s Board of Directors. Neither the Company’s Chairman, Chief Executive Officer and President and Senior Vice President and Chief Financial Officer nor members of the Board of Directors are receiving any non-de minimis cash consideration for their services. Compensation cost is generally recorded on a straight‑line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Compensation cost of $23.5, $12.5 and $9.0 was recorded in selling, general and administrative expense for the years ended January 31, 2019, 2018 and 2017, respectively, including both the amounts related specifically to the Company’s employees and the corresponding expense related to grants of restricted stock and restricted stock units granted or approved by our Former Parent. The vesting of all unvested shares of restricted stock was accelerated upon the sale of our Former Parent to the Boeing Company on October 9, 2018, resulting in approximately $10.7 of share based compensation expense during the year ended January 31, 2019. Unrecognized compensation cost related to restricted stock awards made by the Company was $64.6 at January 31, 2019.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding. The table does not include the shares of restricted stock associated with the shared based compensation expense allocated by the Former Parent to the Company as it would not be practicable to do so:

	January 31, 2019			January 31, 2018
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)
Outstanding, beginning of period	256.7	$42.68	1.83	368.8	$37.68	2.46
Make-whole shares granted upon spin-off	37.6	37.23		—	—
Shares granted	2,480.3	28.88		80.1	56.89
Shares vested	(291.8)	38.50		(138.2)	39.55
Shares forfeited	(16.6)	33.18		(54.0)	37.64
Outstanding, end of period	2,466.2	$28.71	3.54	256.7	$42.68	1.83

11. EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The Former Parent issued approximately 8,000, 14,000 and 16,000 shares of common stock to employees of the Company during the years ended January 31, 2019, 2018 and 2017, respectively, at a weighted average price per share of $61.12, $49.63 and $31.01, respectively. The Company’s first option period began on January 1, 2019 and no shares of common stock have been issued to employees under the Plan as of January 31, 2019.

12. FAIR VALUE INFORMATION

All financial instruments are carried at amounts that approximate estimated fair value. The fair value is the price at which an asset could be exchanged in a current transaction between knowledgeable, willing parties. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

Level 1—quoted prices in active markets for identical assets and liabilities.

Level 2—quoted prices for identical assets and liabilities in markets that are not active or observable inputs other than quoted prices in active markets for identical assets and liabilities.

Level 3—unobservable inputs in which there is little or no market data available, which require the reporting entity to develop its own assumptions.

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of January 31, 2019. The fair value of the Company’s Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $254.1 as of January 31, 2019.

13. INCOME TAXES

For the period leading up to the spin-off transaction through September 14, 2018, income taxes as presented are calculated on a separate tax return basis. For the post-spin period, the Company determined the provision for income taxes using the asset and liability approach. Under this approach, deferred income taxes represent the expected future tax consequences of temporary differences between the carrying amounts and tax basis of assets and liabilities.

Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized. In assessing the need for a valuation allowance, the Company looked to the future reversal of existing taxable temporary differences, taxable income in carryback years and the feasibility of tax planning strategies and estimated future taxable income. The need for a valuation allowance can be affected by changes to tax laws, changes to statutory tax rates and changes to future taxable income estimates.

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. As of January 31, 2019, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets as a result of historical losses, the difficulty of forecasting future taxable income, and other factors. Given the weight of objectively verifiable historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reversal. As of January 31, 2019 and January 31, 2018, the Company recorded valuation allowances of $67.7 and $175.5, respectively.

The Company believes it is necessary to see further positive evidence, such as sustained achievement of profits, before these valuation allowances can be released. If such positive evidence develops, the Company may release all or a portion of the remaining valuation allowances, but at this point in time cannot determine in which period they would reverse. The Company will continue to assess the realizability of its deferred tax assets.

Income tax expense consists of the following:

	Year Ended January 31,
	2019	2018	2017
Current:
Federal	$—	$—	$—
State	0.6	0.1	0.1
	0.6	0.1	0.1
Deferred:
Federal	—	—	—
State	—	—	—
	—	—	—
Total income tax expense (benefit)	$0.6	$0.1	$0.1

The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate (21% for the year ended January 31, 2019, 33.8% for the year ended January 31, 2018 and 35% for the year ended January 31, 2017) to the pre‑tax earnings (loss) consists of the following:

	Year Ended January 31,
	2019	2018	2017
Statutory federal income tax expense (benefit)	$3.1	$(8.1)	$(31.3)
State income taxes, net of federal benefit	0.2	(0.5)	(1.1)
Change in valuation allowance	(6.5)	(98.0)	32.1
Non-taxable/non-deductible items	0.3	0.1	0.1
Stock compensation	3.4	(0.8)	—
Non-deductible spin-off costs	2.1	—	—
Meals & entertainment	0.7	0.5	0.3
Officer compensation	0.7	—	—
Tax credits	(0.3)	—	—
Change in tax rate	(3.1)	106.9	—
	$0.6	$0.1	$0.1

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	January 31, 2019	January 31, 2018
Deferred tax assets:
Accrued liabilities	$4.5	$2.9
Intangible assets	83.3	86.9
Net operating loss carryforward	19.1	98.9
Inventory capitalization	0.8	0.3
Other	2.5	1.4
	110.2	190.4
Deferred tax liabilities:
Depreciation	(42.5)	(14.9)
	(42.5)	(14.9)
Net deferred tax asset before valuation allowance	67.7	175.5
Valuation allowance	(67.7)	(175.5)
Net deferred tax asset	$—	$—

The Company is subject to taxation in the United States and various states. Tax years that remain subject to examinations by major tax jurisdictions are generally open for tax years ending in 2014 and after.

Although the deferred tax inventory table above reflects a net operating loss carryforward at January 31, 2018 of $98.9, the net operating losses were surrendered to The Boeing Company after its acquisition of the Former Parent.

On December 22, 2017, President Trump signed into law the legislation generally known as the Tax Cut and Jobs Act of 2017. The tax law includes significant changes to the U.S. corporate tax systems including a rate reduction from 35% to 21% beginning in January of 2018. In accordance with ASC 740, “Income Taxes,” the impact of a change in tax law is recorded in the period of enactment. For the year ended January 31, 2018, the Company recorded a material, non-cash, change in its net deferred income tax balances of approximately $106.9 million related to the tax rate change.

The Securities and Exchange Commission (SEC) staff issued Staff Accounting Bulletin No. 118 (SAB 118), which provides guidance on accounting for the tax effects of the Tax Cut and Jobs Act of 2017 (the “2017 Tax Act”). SAB 118 provides a measurement period that should not extend beyond one year from the 2017 Tax Act enactment date for companies to complete the accounting relating to the 2017 Tax Act under the Income Taxes Topic of the FASB ASC. During Fiscal 2018, there were no changes to provisional estimates.

14. SEGMENT REPORTING

The Company is organized on a geographic basis. The Company’s reportable segments which are also its operating segments, are comprised of the Southwest (the Permian Basin and the Eagle Ford), the Rocky Mountains (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast (the Marcellus and Utica as well as the Mid‑Continent STACK and SCOOP and Haynesville). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision‑making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and other financial information by reportable segment:

	Year Ended January 31, 2019
	Southwest	Rocky Mountains	Northeast	Total
Revenues	$186.2	$179.7	$129.4	$495.3
Operating earnings(1)(2)	3.2	5.5	13.4	22.1
Total assets(1)	319.9	208.0	144.9	672.8
Goodwill	22.1	13.2	7.9	43.2
Capital expenditures(1)	55.0	17.2	11.8	84.0
Depreciation and amortization	12.5	15.4	13.6	41.5

	Year Ended January 31, 2018
	Southwest	Rocky Mountains	Northeast	Total
Revenues	$109.5	$127.0	$84.0	$320.5
Operating loss(1)(3)	(12.8)	(0.8)	(10.4)	(24.0)
Total assets(1)	68.8	124.9	80.1	273.8
Capital expenditures(1)	12.9	25.3	11.2	49.4
Depreciation and amortization	10.1	12.1	11.3	33.5

	Year Ended January 31, 2017
	Southwest	Rocky Mountains	Northeast	Total
Revenues	$56.5	$55.8	$39.9	$152.2
Operating loss(1)	(37.1)	(24.1)	(28.3)	(89.5)
Total assets(1)	59.6	76.7	68.7	205.0
Capital expenditures(1)	9.7	8.2	11.1	29.0
Depreciation and amortization	13.3	10.8	12.1	36.2

(1)

Administrative-level assets, capital expenditures and depreciation and amortization have been allocated to the above segments based on each segment’s pro rata share of the respective consolidated financial statement line item. Operating expenses have been allocated to the above segments based on each segment’s pro rata share of revenues.

(2)

For the year ended January 31, 2019, cost of sales and SG&A expense include $0.4 and $30.2, respectively, of costs primarily associated with the completion of the merger of the Aerospace Solutions business of KLX Inc. with The Boeing Company, the Spin-Off of the energy services business into an independent public company, including $10.7 of non-cash compensation expense related to the acceleration of unvested shares held by the Company’s employees, the amendment of the $100.0 asset based lending facility due to the issuance of $250.0 of Notes and the acquisition of Motley.

(3)

For the year ended January 31, 2018, cost of sales and SG&A expense include $0.3 and $3.3, respectively, of costs primarily associated with KLX’s strategic alternatives review and also a restructuring of the Eagle Ford region, which was the Company’s only unprofitable region.

The following table presents revenues by service offering by reportable segment:

	Year Ended January 31, 2019
		Rocky
	Southwest	Mountains	Northeast	Total
Completion revenues	$117.6	$91.6	$64.7	$273.9
Intervention revenues	42.3	42.1	31.3	115.7
Production revenues	26.3	46.0	33.4	105.7
Total revenues	$186.2	$179.7	$129.4	$495.3

	Year Ended January 31, 2018
		Rocky
	Southwest	Mountains	Northeast	Total
Completion revenues	$62.8	$52.2	$39.6	$154.6
Intervention revenues	30.9	42.0	22.7	95.6
Production revenues	15.8	32.8	21.7	70.3
Total revenues	$109.5	$127.0	$84.0	$320.5

	Year Ended January 31, 2017
		Rocky
	Southwest	Mountains	Northeast	Total
Completion revenues	$33.9	$19.9	$20.2	$74.0
Intervention revenues	10.0	15.3	9.7	35.0
Production revenues	12.6	20.6	10.0	43.2
Total revenues	$56.5	$55.8	$39.9	$152.2

15. SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the years ended January 31, 2019 and 2018 are as follows:

	January 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$110.3	$117.9	$123.2	$143.9
Cost of sales	82.0	85.7	90.2	112.5
Net earnings (loss)	5.8	13.6	(9.9)	4.9
Basic net earnings (loss) per share(1)(2)	0.29	0.68	(0.49)	0.24
Diluted net earnings (loss) per share(1)(2)	0.29	0.68	(0.49)	0.24

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.
(2)

On September 14, 2018, KLX Inc. distributed to its stockholders of record as of the close of business on September 3, 2018 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution. See Note 10 for information regarding earnings per common share.

	January 31, 2018
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$63.5	$73.5	$89.2	$94.3
Cost of sales	55.9	63.7	72.8	76.7
Net loss	(10.4)	(7.9)	(1.8)	(4.0)
Basic net loss per share(1)(2)	(0.52)	(0.39)	(0.09)	(0.20)
Diluted net loss per share(1)(2)	(0.52)	(0.39)	(0.09)	(0.20)

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.
(2)

On September 14, 2018, KLX Inc. distributed to its stockholders of record as of the close of business on September 3, 2018 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. Basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution. See Note 10 for information regarding earnings per common share.

16. SUBSEQUENT EVENTS

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. The aggregate acquisition price of the acquisitions was approximately $82, comprised of approximately $53 in shares of the Company’s common stock issuable over time at a fixed price and approximately $29 in cash to the sellers and for the retirement of debt. The shares are subject to restrictions on public re-sale from a minimum of six months to a maximum of 24 months, subject to acceleration upon the occurrence of certain events.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2019, 2018 AND 2017

(In millions)

	Balance At				Balance At
	Beginning			Write-Offs/	End
	Of Period	Expenses	Other	Disposals	Of Period
Deducted From Assets:
Allowance for doubtful accounts:
Year ended January 31, 2019	$2.3	$1.2	$—	$0.4	$3.1
Year ended January 31, 2018	2.7	0.2	—	0.6	2.3
Year ended January 31, 2017	4.3	(0.9)	—	0.7	2.7
Reserve for inventory:
Year ended January 31, 2019	$1.1	$1.6	$—	$0.7	$2.0
Year ended January 31, 2018	0.1	1.2	—	0.2	1.1
Year ended January 31, 2017	0.5	0.1	—	0.5	0.1
Deferred tax asset valuation allowance:
Year ended January 31, 2019(1)	$175.5	$—	$(6.5)	$(101.3)	$67.7
Year ended January 31, 2018	273.5	—	(98.0)	—	175.5
Year ended January 31, 2017	241.4	—	32.1	—	273.5
(1)

The decrease in the deferred tax asset valuation allowance of $101.3 is related to the surrender of net operating losses and tax credits, which were fully valued to The Boeing Company as per the merger agreement with KLX.