Form 10-Q
period 2019-04-30
KLX Energy Services Holdings, Inc.
filed 2019-05-23
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended April 30, 2019

Commission File No. 001-38609

KLX ENERGY SERVICES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	36-4904146
(State of Incorporation)	(I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida 33414

(Address of principal executive offices)

(561) 383-5100

(Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	KLXE	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES [X] NO [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act. Large accelerated filer [  ] Accelerated filer [X] Non-accelerated filer [  ] Smaller reporting company [  ] Emerging growth company [X]

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. [  ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [  ] NO [X]

The registrant has one class of common stock, $0.01 par value, of which 23,149,044 shares were outstanding as of May 20, 2019.

KLX ENERGY SERVICES HOLDINGS, INC.

Form 10-Q for the Quarter Ended April 30, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, other than per share amounts)

	APRIL 30,	JANUARY 31,
	2019	2019
ASSETS

Current assets:
Cash and cash equivalents	$110.6	$163.8
Accounts receivable–trade, less allowance for doubtful accounts ($4.0 at April 30, 2019 and $3.1 at January 31, 2019)	138.9	119.6
Inventories, net	18.4	15.4
Other current assets	9.3	9.5
Total current assets	277.2	308.3

Property and equipment, net of accumulated depreciation ($164.9 at April 30, 2019 and $152.7 at January 31, 2019)	313.1	271.9
Goodwill	73.6	43.2
Identifiable intangible assets, net	49.5	30.3
Other assets	18.7	19.1
	$732.1	$672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$47.0	$47.3
Accrued interest	14.4	7.2
Accrued liabilities	28.9	30.7
Total current liabilities	90.3	85.2

Long-term debt	242.3	242.2
Deferred income taxes	6.7	—
Other non-current liabilities	5.6	4.7

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 110.0 shares authorized; 23.1 shares issued as of April 30, 2019 and 22.6 shares issued as of January 31, 2019	0.2	0.2
Additional paid-in capital	397.9	345.0
Treasury stock: 0.1 shares as of April 30, 2019 and 0 shares as of January 31, 2019	(1.4)	—
Accumulated deficit	(9.5)	(4.5)
Total stockholders’ equity	387.2	340.7
	$732.1	$672.8

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (UNAUDITED)

(In millions, other than per share amounts)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2019	2018
Service revenues	$145.8	$110.3
Cost of sales	118.9	82.0
Selling, general and administrative	23.8	21.8
Research and development costs	0.7	0.7
Operating earnings	2.4	5.8
Interest expense, net	7.1	-
(Loss) earnings before income taxes	(4.7)	5.8
Income tax expense	0.3	-
Net (loss) earnings	$(5.0)	$5.8

Net (loss) earnings per share - basic	$(0.24)	$0.29
Net (loss) earnings per share - diluted	$(0.24)	$0.29

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED APRIL 30, 2019 AND 2018

(In millions)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 31, 2019	22.6	$0.2	$345.0	$—	$(4.5)	$340.7
Restricted stock grants, net of forfeitures and restricted stock unit vesting	—	—	4.4	—	—	4.4
Issuance of shares as a component of Tecton acquisition price	0.5	—	12.1	—	—	12.1
Shares reserved as a component of Red Bone acquisition price	—	—	36.4	—	—	36.4
Escrowed shares related to Tecton acquisition	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	(5.0)	(5.0)
Balance, April 30, 2019	23.1	$0.2	$397.9	$(1.4)	$(9.5)	$387.2

	Former
	Parent	Accumulated	Total
	Company	Earnings	Stockholders’
	Investment	(Deficit)	Equity
Balance, January 31, 2018	$1,025.8	$(801.2)	$224.6
Net earnings	—	5.8	5.8
Net transfers from Former Parent	16.5	—	16.5
Balance, April 30, 2018	$1,042.3	$(795.4)	$246.9

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(5.0)	$5.8
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation and amortization	14.8	8.8
Non-cash compensation	4.5	2.6
Amortization of deferred financing fees	0.3	—
Provision for inventory reserve	0.1	0.1
Change in allowance for doubtful accounts	0.9	0.3
Loss on disposal of property, equipment and other	0.8	0.2
Changes in operating assets and liabilities:
Accounts receivable	(10.6)	(14.1)
Inventories	(0.3)	(0.9)
Other current and non-current assets	(0.8)	(2.7)
Accounts payable	(3.8)	6.7
Other current and non-current liabilities	3.3	(1.6)
Net cash flows provided by operating activities	4.2	5.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(29.6)	(19.6)
Proceeds from sale of assets	0.1	0.5
Acquisitions, net of cash acquired	(27.9)	—
Net cash flows used in investing activities	(57.4)	(19.1)

CASH FLOWS FROM FINANCING ACTIVITIES:
Net transfers from Former Parent (pre spin-off)	—	13.9
Net cash flows provided by financing activities	—	13.9

Net change in cash and cash equivalents	(53.2)	—
Cash and cash equivalents, beginning of period	163.8	—
Cash and cash equivalents, end of period	$110.6	$—

Supplemental disclosures of cash flow information:
Cash paid during period for:
Change in deposits on capital expenditures	$(1.4)	$—
Interest	0.1	—
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$10.1	$1.9

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – In millions)

Note 1.Description of Business and Basis of Presentation

Description of Business

On September 14, 2018, KLX Inc. (the “Former Parent” or “KLX”) created an independent, publicly-traded company through a spin-off of its Energy Services Group business to Former Parent’s stockholders (the “Spin-Off”).  As a result of the Spin-Off, KLX Energy Services Holdings, Inc. (the “Company” or “KLX Energy Services”) now operates as an independent, publicly-traded company. The April 30, 2018 basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the Spin-Off.

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

The condensed consolidated statements of (loss) earnings for periods prior to the Spin-Off reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Former Parent Company Investment – Former Parent company investment in the condensed consolidated statement of stockholders’ equity for the three months ended April 30, 2018 represents Former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Former Parent and net transfers of cash and assets from Former Parent. See Note 6 for a further description of the transactions between the Company and Former Parent.

Financial Statement Preparation – The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with GAAP for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period.

Note 2.Recent Accounting Pronouncements

In January 2017, the Financial Accounting Standards Board (“FASB”) issued ASU 2017-01, Business Combinations. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. This ASU is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-01 did not have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied retrospectively. The Company does not expect a material impact upon adoption of this ASU to its condensed consolidated financial statements as the Company’s condensed consolidated statements of cash flows are not impacted by the eight issues listed above.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including that excess tax benefits and shortfalls be recorded as income tax benefit or expense in the statement of earnings, rather than equity, and requires excess tax benefits from stock-based compensation to be classified in cash flows from operations. The guidance is effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this ASU did not have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. The Company is currently evaluating the effect of this update on its condensed consolidated financial statements.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2018 and interim periods within annual reporting periods beginning after December 15, 2019. To assess the impact of this guidance, the Company established a cross functional implementation project team, inventoried its revenue streams and contracts with customers and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences. No individually significant implementation matters were identified, and revenue will be recognized on a “point-in-time” basis for product revenues and over time for service revenues under the new standard, which is consistent with current practice. The Company implemented internal controls, policies and processes to comply with the new standard. The Company adopted ASC Topic 606 in the first quarter of fiscal 2019 using the modified retrospective method of adoption, which resulted in no changes to the opening balance sheet as of February 1, 2019. Prior period statements of (loss) earnings will remain unchanged.

Note 3.Business Combinations

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

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. The aggregate acquisition price of the acquisitions was approximately $75.0, comprised of approximately $47.0 in shares of the Company’s common stock issuable over time at a fixed price and approximately $28.0 in cash to the sellers and for the retirement of debt. The Company issued shares in a subsidiary company to effect the Red Bone acquisition, which become exchangeable for KLXE common stock over specified dates between the acquisition date and September 19, 2021. The Company issued shares in its common stock to effect the Tecton acquisition, a portion of which is not included in purchase consideration as the shares were escrowed and held as treasury stock to satisfy identified future tax obligations through cancellation of the shares. The shares issued to the sellers of Tecton and Red Bone are subject to restrictions on public re-sale from a minimum of six months to a maximum of 24 months, subject to acceleration upon the occurrence of certain events.

Based on the Company’s preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $50.4, of which $20.0 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete and $30.4 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of 18 months and three years for Tecton and Red Bone, respectively.

The Motley, Tecton and Red Bone acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed have been reflected, as of the respective dates of acquisition, in the accompanying condensed consolidated balance sheet as of April 30, 2019 and January 31, 2019. The results of operations for the Motley, Tecton and Red Bone acquisitions are included in the accompanying condensed consolidated statements of (loss) earnings from the respective dates of acquisition. The valuation of certain assets, principally intangible assets including goodwill and identified intangible assets related to the acquisitions, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisitions.

The following table summarizes the current estimates of fair values of assets acquired and liabilities assumed in the Motley, Tecton and Red Bone acquisitions in accordance with ASC 805, which are currently recorded based on management’s estimates as follows:

	Motley	Tecton	Red Bone
Accounts receivable-trade	$23.3	$2.1	$7.5
Inventories	-	-	2.7
Other current and non-current assets	9.3	0.1	0.1
Property and equipment	56.3	6.2	19.3
Goodwill	43.2	11.3	19.1
Identified intangibles	28.3	6.0	14.0
Accounts payable	(6.0)	(0.7)	(3.3)
Accrued liabilities	(5.4)	(2.1)	(0.7)
Other current and non-current liabilities	-	-	(6.7)
Total consideration paid	$149.0	$22.9	$52.0

The majority of goodwill and intangible assets for Motley are expected to be deductible for tax purposes. The majority of goodwill and intangible assets for Tecton and Red Bone are not expected to be deductible for tax purposes.

The Company has substantially integrated Motley and, as a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired business since the acquisition date. The amount of Tecton and Red Bone revenues included in the Company’s results was approximately $8.9 for the three months ended April 30, 2019. It is not practicable to report stand-alone operating earnings of Tecton and Red Bone since the acquisition date.

On a pro forma basis to give effect to the Motley, Tecton and Red Bone acquisitions, as if they occurred on February 1, 2018, revenues, net (loss) earnings and (loss) earnings per diluted share for the three months ended April 30, 2019 and 2018 would have been as follows:

	UNAUDITED
	THREE MONTHS ENDED
	April 30, 2019	April 30, 2018
	Pro forma	Pro forma
Revenues	$153.5	$156.8
Net (loss) earnings	(4.5)	6.0
(Loss) earnings per diluted share	(0.20)	0.27

Note 4.Property and Equipment, Net

Property and equipment consist of the following:

	Useful	April 30,	January 31,
	Life (Years)	2019	2019
Land, buildings and improvements	1 - 40	$32.6	$32.3
Machinery	1 - 20	224.1	202.2
Furniture and equipment	1 - 10	221.3	190.1
		478.0	424.6
Less accumulated depreciation		164.9	152.7
		$313.1	$271.9

Depreciation expense was $14.0 and $8.8 for the three months ended April 30, 2019 and 2018, respectively.

Note 5.Goodwill and Long-Lived Assets, Net

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		April 30, 2019			January 31, 2019
	Useful Life	Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	20	$42.8	$0.6	$42.2	$24.9	$0.3	$24.6
Covenants not to compete	1.5 - 3	5.5	0.7	4.8	3.4	0.3	3.1
Developed technologies	15	3.3	0.8	2.5	3.3	0.7	2.6
		$51.6	$2.1	$49.5	$31.6	$1.3	$30.3

Amortization expense of intangible assets was $0.8 and $0 for the three months ended April 30, 2019 and 2018, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $4.0 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

Goodwill increased $30.4 as compared to January 31, 2019, as a result of the acquisitions of Tecton and Red Bone.

Note 6.Related Party Transactions

The condensed consolidated statements of (loss) earnings for the three months ended April 30, 2018 include an allocation of general corporate expenses from KLX. These costs were allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of revenue generated, costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $7.7 for the three months ended April 30, 2018 and were reported in the Company’s selling, general and administrative expenses on its condensed consolidated statements of (loss) earnings. These amounts include costs for allocations related to Former Parent’s strategic alternatives review process in the first quarter of Fiscal 2018, as well as for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX, including a transition services agreement, distribution agreement, an employee matters agreement and an Intellectual Property (“IP”) matters agreement. These agreements govern the relationship between us and KLX and provide for the allocation between us and KLX of various assets, liabilities and obligations (including employee benefits, information technology and insurance). All services under the transition services agreement with Former Parent were terminated in the prior fiscal year.

Note 7.Accrued Liabilities

Accrued liabilities consist of the following:

	April 30,	January 31,
	2019	2019
Accrued salaries, vacation and related benefits	$19.1	$13.9
Accrued incentive compensation	0.8	9.1
Accrued property taxes	1.8	1.9
Other accrued liabilities	7.2	5.8
	$28.9	$30.7

Note 8.Long-Term Debt

As of April 30, 2019, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total debt as of April 30, 2019 was $242.3.

As of April 30, 2019, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate plus the applicable margin (as defined in the ABL Facility). No amounts were outstanding under the ABL Facility as of April 30, 2019.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of April 30, 2019.

Letters of credit issued under the ABL Facility aggregated $0.8 at April 30, 2019.

Note 9.Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of April 30, 2019. The fair value of the Company’s Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $262.5 and $254.1 as of April 30, 2019 and January 31, 2019, respectively.

Note 10.Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At April 30, 2019, future minimum lease payments under these arrangements approximated $51.8, of which $26.7 is related to long-term real estate leases.

Litigation – The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

Indemnities, Commitments and Guarantees – During its normal course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

Note 11.Accounting for Stock-Based Compensation

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

Compensation cost recognized during the three months ended April 30, 2019 and 2018 primarily related to grants of restricted stock and restricted stock units granted or approved by our Compensation Committee and Former Parent, respectively. As a result, share based compensation was $4.4 and $2.6 for the three months ended April 30, 2019 and 2018, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $60.8 at April 30, 2019.

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Compensation cost was immaterial for the three months ended April 30, 2018 and relates to the Former Parent’s employee stock purchase plan. The Company’s first option period began on January 1, 2019 and no shares of common stock have been issued to employees under the Plan as of April 30, 2019. Compensation cost was $0.1 for the three months ended April 30, 2019.

Note 12.Income Taxes

Income tax expense was $0.3 for the three months ended April 30, 2019 and was comprised primarily of state and local taxes, compared to none in the prior year period. Due to the fact the Company has a valuation allowance against its deferred tax balances, it was unable to recognize a tax benefit at the federal statutory rate of 21% on its year to date losses. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the Red Bone acquisition.

Note 13.Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest (the Permian Basin and the Eagle Ford), the Rocky Mountains (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and operating (losses) earnings by reportable segment:

	Three Months Ended
	April 30,	April 30,
	2019	2018
Revenues
Southwest	$58.0	$39.8
Rocky Mountains	48.6	40.2
Northeast	39.2	30.3
Total revenues	145.8	110.3
Operating earnings(1)(2)
Southwest	(4.0)	2.1
Rocky Mountains	2.9	1.2
Northeast	3.5	2.5
Total operating earnings	2.4	5.8
Interest expense	7.1	-
(Loss) earnings before income taxes	$(4.7)	$5.8

(1)

Operating (loss) earnings include an allocation of employee benefits and general and administrative costs primarily based on each segment’s percentage of total revenues for the three months ended April 30, 2019 and 2018.

(2)

During the three months ended April 30, 2019, the Company incurred approximately $5.0 of costs associated with transaction and integration related expenses principally associated with recent acquisitions, including the onboarding and training of operating personnel prior to rolling out the new services in additional geographic regions, and during the three months ended April 30, 2018, approximately $3.8 of costs principally associated with KLX’s strategic alternatives review.

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	April 30, 2019				April 30, 2018
		Rocky				Rocky
	Southwest	Mountains	Northeast	Total	Southwest	Mountains	Northeast	Total
Completion revenues	$40.6	$27.5	$18.3	$86.4	$22.8	$19.2	$15.8	$57.8
Intervention revenues	10.2	10.6	8.6	29.4	10.9	11.3	7.9	30.1
Production revenues	7.2	10.5	12.3	30.0	6.1	9.7	6.6	22.4
Total revenues	$58.0	$48.6	$39.2	$145.8	$39.8	$40.2	$30.3	$110.3

The following table presents capital expenditures by reportable segment:

	Three Months Ended
	April 30,	April 30,
	2019	2018
Southwest	$5.4	$2.8
Rocky Mountains	11.5	8.7
Northeast	12.7	8.1
	$29.6	$19.6

Capital expenditures for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents total assets by reportable segment:

	April 30,	January 31,
	2019	2019
Southwest	$269.7	$319.9
Rocky Mountains	216.7	208.0
Northeast	245.7	144.9
	$732.1	$672.8

Assets for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total assets.

The following table presents total goodwill by reportable segment:

	April 30,	January 31,
	2019	2019
Southwest	$22.1	$22.1
Rocky Mountains	24.6	13.2
Northeast	26.9	7.9
	$73.6	$43.2

Note 14.Net Earnings Per Common Share

Basic net (loss) earnings per common share is computed using the weighted average common shares outstanding during the period, and includes 1.7 shares issued in a subsidiary company to effect the Red Bone acquisition, which become exchangeable for KLXE common stock over specified dates between the acquisition date and September 19, 2021. Such shares are included in the computation of basic weighted average common shares from the date of the acquisition. Diluted net (loss) earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended April 30, 2019 and 2018, 0.2 and no shares, respectively, of the Company’s common stock were excluded from the determination of diluted net (loss) earnings per common share because their effect would have been anti-dilutive. An additional 0.2 shares of the Company’s common stock were excluded from the determination of diluted net (loss) earnings per common share for the three months ended April 30, 2019 as their effect would have been anti-dilutive in a net loss position. The computations of basic and diluted net (loss) earnings per share for the three months ended April 30, 2019 and 2018 are as follows:

	Three Months Ended
	April 30,	April 30,
	2019	2018
Net (loss) earnings (1)	$(5.0)	$5.8
(Shares in millions)
Basic weighted average common shares	21.2	20.1
Effect of dilutive securities - dilutive securities	-	-
Diluted weighted average common shares	21.2	20.1

Basic net (loss) earnings per common share(2)	$(0.24)	$0.29
Diluted net (loss) earnings per common share(2)	$(0.24)	$0.29

(1)

During the three months ended April 30, 2019, the Company incurred approximately $5.0 of costs associated with transaction and integration related expenses principally associated with recent acquisitions, including the onboarding and training of operating personnel prior to rolling out the new services in additional geographic regions, and during the three months ended April 30, 2018, approximately $3.8 of costs associated with KLX’s strategic alternatives review.

(2)

On September 14, 2018, the distribution date, KLX stockholders of record as of the close of business on September 3, 2018 received 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. April 30, 2018 basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ In millions)

The following discussion and analysis addresses the results of our operations for the three months ended April 30, 2019 as compared to our results of operations for the three months ended April 30, 2018. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners, to develop tools covered by 16 patents and 21 U.S. and foreign pending patent applications as well as 20 additional proprietary tools. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

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

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, E&P companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We have been awarded 16 U.S. patents, have 21 U.S. and foreign pending patent applications and utilize 20 additional proprietary tools, some of which have been developed in conjunction with our technology partners, which we believe differentiates us from our regional competition and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors who do not discretely dedicate their resources to the services we provide.

We are focused on generating attractive returns on capital for our stockholders through the superior margins achieved by our differentiated services and the prudent application of our cash flow to targeted growth opportunities, which is intended to deliver high returns and short payback periods. Our services generally require less expensive equipment, which is also less expensive to maintain, and fewer people than many other oilfield service activities. In addition to the superior margins our differentiated services generate, we believe the rising level of completion intensity in our core operating areas contributes to improved margins and returns. This provides us significant operational leverage, and we believe positions us well to continue to generate attractive returns on capital as industry activity increases and the market for oilfield services improves. As part of our returns-focused approach to capital spending, we are focused on maintaining a capital efficient program with respect to the development of new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment. During the first quarter of Fiscal 2019, we continued to roll-out newly commercialized proprietary tools within our downhole production solutions PSL to new customers in our geographic regions, including dissolvable plugs, debris-less flotation collars, composite plugs, KLXE cementing bypass sub, IPA toe sleeves and liner hangers.

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

Demand for services in the oil and natural gas industry is cyclical. For example, the domestic E&P industry in the United States underwent a substantial downturn in 2015 and much of 2016, placing unprecedented pressure on both our customers and competitors. The market began to stabilize in late 2016 with oil prices rising through the $40’s per barrel and into the $60’s and $70’s in 2017 and 2018, respectively, although there was a precipitous 44% decline in oil prices from $76 a barrel in October 2018 to $42 a barrel in December 2018. We have continued to benefit from our customers’ renewed commitment to their capital budgets. During the year ended January 31, 2019, revenue grew 54.5% as compared with the same period last year driven primarily by a double-digit percentage increase in the number of new customers, a significant increase in the breadth of services provided to existing customers and the introduction of a number of new proprietary PSLs. Operating earnings turned positive during the first quarter of Fiscal 2018 and remained positive through the fourth quarter of Fiscal 2018, excluding costs associated with the Spin-Off, amendment of the asset-based revolving credit facility and acquisition of Motley, despite the decline in oil prices in late Fiscal 2018. Revenue growth from newly introduced PSLs, including the downhole production solutions (“DHPS”) PSL and the HydroPull tool in combination with our patented Havok motor bearing assembly, along with the addition of Motley’s large diameter coiled tubing business, helped offset the negative impact caused by the reduction in fourth quarter completion activity, which was brought about by the precipitous 44% decline in oil prices. The steep decline in oil prices resulted in a double-digit decline in active frac cores during the fourth quarter. Notwithstanding the fourth quarter headwinds, which carried into the beginning of the first quarter of 2019, first quarter revenues increased 32.2% as compared to the prior year period and 1.3% sequentially. Revenue growth in the Rocky Mountains and Northeast segments was driven by market share gains in both of these geo segments, while the sequential quarterly revenue decline in the Southwest geo region reflected very slow activity levels by certain of our Southwest customers, particularly during the first two months of the quarter, and lower utilization of certain assets we chose not to deploy at prices being offered in the low demand environment. We believe our performance reflects our strategic priority to grow our customer base and broaden our portfolio of services. We hired and trained approximately 70 personnel in advance of regional launches of coiled tubing and filtration, testing and flowback product service lines. Transaction and integration related expenses associated with recent acquisitions, including onboarding and training of the approximately 70 operations personnel prior to rolling out the new services in additional geographic regions, were approximately $5.0 (collectively “Q1 2019 Activities Costs”). We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

We believe our company is well positioned to operate successfully as a standalone company as a result of the numerous initiatives we undertook during the integration of the seven businesses acquired while we were part of KLX Inc. (the “Former Parent” or “KLX”). We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our positive cash provided by operating activities in the three months ended April 30, 2019. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. Profitability levels are dependent more directly on pricing for our services rather than utilization rates; as such, our ability to differentiate ourselves on the basis of quality contributes to revenue growth and profitability even in a stable or declining market environment through market share gains and growing business with existing customers.

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

The Spin-Off

On September 14, 2018, we completed our Spin-Off from KLX and became an independent, publicly-traded company. In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX. All services under the transition services agreement with KLX were terminated prior to October 31, 2018. In addition, our undrawn $100.0 asset-based revolving credit facility (“ABL Facility”) is available for borrowing for working capital and other general corporate purposes. The approximately $93.9 availability under the ABL Facility is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria. We issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) and, depending on market conditions, we may incur other indebtedness in the future to make additional acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

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

•

SG&A Allocation: Selling, general and administrative (“SG&A”) expense historically included allocations of general corporate expenses from KLX for periods through September 14, 2018, the date of the Spin-Off. The historical statements of (loss) earnings reflect allocations of general corporate expenses from KLX, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, KLX Energy Services. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. Please see Note 1 to our condensed consolidated financial statements, ''Description of Business and Basis of Presentation," for a description of the costs allocated, the methods of allocation, the reasons for the allocations and how future actual costs may differ from the amounts allocated under the ownership of KLX.

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

Key Financial Performance Indicators

We recognize the highly cyclical nature of our business and the need for metrics to 1) best measure the trends in our operations and 2) provide baselines and targets to assess the performance of our managers.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2019

COMPARED TO THREE MONTHS ENDED APRIL 30, 2018

($ in Millions)

The following is a summary of revenues by segment:

	Three Months Ended
	April 30,	April 30,	Percent
	2019	2018	Change
Southwest	$58.0	$39.8	45.7%
Rocky Mountains	48.6	40.2	20.9%
Northeast	39.2	30.3	29.4%
Total revenues	$145.8	$110.3	32.2%

For the three-month period ended April 30, 2019, revenues of $145.8 increased 32.2%, as compared with the prior year period. Revenue growth reflected an increase in both the number of new customers and the breadth of services provided to existing customers and contributions from the recent acquisitions in all three of the Company’s reportable segments. Southwest segment revenues increased by 45.7%, Rocky Mountains segment revenues increased by 20.9% and Northeast segment revenues increased by 29.4%. On a product line basis, completion and production revenues grew 49.5% and 33.9%, respectively, while intervention revenues declined 2.3% as compared to the prior year period.

First quarter 2019 cost of sales was $118.9, or 81.6% of sales, as compared to the prior year period cost of sales of $82.0, or 74.3% of sales. Cost of sales as a percentage of revenues increased by approximately 700 basis points, due to costs incurred associated with the hiring and training of approximately 70 personnel in advance of specific regional launches of coiled tubing and filtration, testing and flowback operations, the sequential quarterly revenue decline in the Southwest geo region driven by very slow activity levels by a number of our customers and lower utilization of certain assets not deployed at low prices in the low demand environment and the mix of service revenues in our geo regions.

SG&A expense during the first quarter of 2019 was $23.8, or 16.3% of revenues. SG&A in the prior year period was $21.8, or 19.8%, of revenues. Excluding the $3.2 of Q1 2019 Activities Costs, SG&A in the first quarter of 2019 was $20.6, or 14.1% of revenues, and as a percentage of revenues, improved by approximately 220 basis points in the first quarter of 2019 as compared with the prior year period, adjusted for $3.8 of strategic alternatives review costs, primarily due to increased operating leverage as the 32.2% increase in revenues significantly outpaced the 14.4% increase in SG&A. First quarter 2019 research and development costs were $0.7, reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

Operating earnings was $2.4, including the $5.0 of Q1 2019 Activities Costs discussed above, as compared to $5.8, including the $3.8 of strategic alternative review costs, in the prior year period. Current period operating earnings were impacted by very slow activity levels by a number of customers in the Southwest, particularly during the first two months of the quarter, and lower utilization of certain assets not deployed at prices being offered in the low demand environment partially offset by market share gains in the Rocky Mountains and Northeast segments.

Income tax expense was $0.3 for the three months ended April 30, 2019 and was comprised primarily of state and local taxes, compared to none in the prior year period. Due to the fact that the Company has a valuation allowance against its deferred tax balances, it was unable to recognize a tax benefit at the federal statutory rate of 21% on its year to date losses. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the Red Bone acquisition.

Net loss for the three months ended April 30, 2019 was $5.0 as compared to net earnings of $5.8 in the prior year period. Net loss in the first quarter of 2019 was impacted by the $5.0 of Q1 2019 Activities Costs as well as the industry environment described above.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Three Months Ended
	April 30,	April 30,	Percent
	2019	2018	Change
Southwest	$(4.0)	$2.1	(290.5)%
Rocky Mountains	2.9	1.2	141.7%
Northeast	3.5	2.5	40.0%
Total operating earnings (loss)(1)	$2.4	$5.8	(58.6)%
(1)

During the three months ended April 30, 2019, the Company incurred approximately $5.0 of costs associated with transaction and integration related expenses principally associated with recent acquisitions, and during the three months ended April 30, 2018, approximately $3.8 of costs associated with KLX’s strategic alternatives review.

For the quarter ended April 30, 2019, Southwest segment revenues were $58.0 and increased by 45.7% driven primarily by the acquisition of Motley Services in November 2018. Southwest segment operating loss was $4.0 as compared to operating earnings of $2.1 in the prior year period as the Southwest bore nearly half of the $5.0 of Q1 2019 Activities Costs related to hiring and training approximately 70 personnel to support the launch of the new product lines.

For the quarter ended April 30, 2019, Rocky Mountains segment revenues increased by approximately 20.9% driven by market share gains, including increases in both the number of active customers and the breadth of services provided to existing customers and initial contributions from the Tecton acquisition. Rocky Mountains segment operating earnings increased $1.7 to $2.9 despite $1.1 of Q1 2019 Activities Costs. Operating earnings in the current period increased primarily due to operating leverage from the revenue increases discussed above.

For the quarter ended April 30, 2019, Northeast segment revenues of $39.2 increased by approximately 29.4% driven by initial contributions from the Red Bone acquisition and market share gains, including increases in both the number of active customers and the breadth of services provided to existing customers. Northeast segment operating earnings of $3.5 increased $1.0 despite $1.5 of Q1 2019 Activities Costs. Operating earnings in the current period increased primarily due to operating leverage from the revenue increases discussed above.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At April 30, 2019, we had $110.6 of cash and cash equivalents. Cash on hand at April 30, 2019 decreased by $53.2 as compared with $163.8 cash on hand at January 31, 2019 as a result of cash used to fund acquisitions of $27.9 and capital expenditures of $29.6 offset by cash flows from operating activities of $4.2. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity were historically from advances from KLX and cash flow from operations.

Working capital as of April 30, 2019 was $186.9, a decrease of $36.2 as compared with working capital at January 31, 2019. As of April 30, 2019, total current assets decreased by $31.1 and total current liabilities increased by $5.1. The decrease in current assets was primarily related to a decrease in cash of $53.2 partially offset by an increase in accounts receivable of $19.3. The increase in total current liabilities was primarily due to a $7.2 increase in accrued interest.

Cash Flows

As of April 30, 2019, our cash and cash equivalents were $110.6 as compared to $163.8 at January 31, 2019. Net cash flows provided by operating activities was $4.2 for the three months ended April 30, 2019 as compared to $5.2 in the prior year, reflecting a $10.8 decrease in net earnings and a $0.5 decrease in accounts payable and other current and non-current liabilities in the current period ($5.1 increase in the prior year) partially offset by a $6.0 increase in depreciation and amortization. Cash used in investing activities consists of $27.9 used for the Tecton and Red Bone acquisitions (none in the prior year) and capital expenditures of $29.6 and $19.6 for the three months ended April 30, 2019 and 2018, respectively, and reflects our strategic decision to roll out our product service lines from acquired businesses to each of our business segments. Cash flows from financing activities were $0.0 in the current year period compared to $13.9 for the three months ended April 30, 2018, which reflect the net transfers from our Former Parent.

Capital Spending

Our capital expenditures were $29.6 and $19.6 during the three months ended April 30, 2019 and 2018, respectively. We expect to incur approximately $100.0 in capital expenditures for the year ending January 31, 2020, consistent with expanding the breadth of our services footprint in each of our geographical segments and as we roll out our coiled tubing and related services as well as filtration, testing and flowback  in additional geographic regions. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our secured $100.0 ABL Facility, none of which was drawn at April 30, 2019.

New Financing Arrangements

In connection with the Spin-Off, we entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) plus the applicable margin (as defined in the ABL Facility). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of April 30, 2019. No amounts were outstanding under the ABL Facility as of April 30, 2019. The effective interest rate under the ABL Facility would have been approximately 4.8% on April 30, 2019.

In conjunction with the acquisition of Motley, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act.

We believe our cash on hand, the trend in improved market conditions and cash from operating activities, our financial plans for Fiscal 2019 and the approximately $93.9 of availability under our $100 undrawn ABL Facility, provide us with the ability to fund our operations, make planned capital expenditures, meet our debt service obligations and provide funding for potential future acquisitions.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of April 30, 2019. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	Year Ending January 31,
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt and other non-current liabilities	$—	$3.2	$0.1	$0.2	$0.2	$251.9	$255.6
Operating leases	19.3	15.1	5.7	4.0	2.7	5.0	51.8
Future interest and fees on outstanding debt (1)	29.2	29.3	29.3	29.3	29.1	57.5	203.7
Total	$48.5	$47.6	$35.1	$33.5	$32.0	$314.4	$511.1

Commercial Commitments
Letters of credit	$0.8	—	—	—	—	—	$0.8

(1)

Interest payments include interest payments due on the Notes based on the stated rate of 11.5%. To the extent we incur interest on the ABL Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the ABL Facility.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our balance sheets. At April 30, 2019, future minimum lease payments under these arrangements approximated $51.8, of which $26.7 is related to long-term real estate leases.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2018 Form 10-K. Except for the changes below, there have been no changes to our critical accounting policies since January 31, 2019.

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We provide expanded discussion of our more significant accounting policies, estimates and judgments below. We believe that most of these accounting policies reflect our more significant estimates and assumptions used in preparation of our financial statements.

Revenue from Contracts with Customers

Under ASC Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. We recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

Service revenues are recorded over time throughout and for the duration of the service period. Contracts are pursuant to a MSA combined with a completed field ticket or a work order, which sets forth the details of the specific transaction, including pricing.

Revenues from product sales are recognized when the customer obtains control of our product, which occurs at a point in time, typically upon delivery in accordance with the terms of the field ticket or work order. We provide allowances for credits, based on historic experience, and adjust such allowances as considered necessary.

We operate under MSAs with our oil and gas customers, which set forth the terms and conditions for the provision of services. Service contracts are typically based on a day rate with rates based on the type of equipment and competitive conditions. As a result, we do not record backlog.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019, including the following factors:

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

At April 30, 2019 and January 31, 2019, we held no significant derivative instruments.

Interest Rate Risk – We will have interest rate exposure arising from variable interest with respect to our ABL Facility as any borrowings would be impacted by changes in short-term interest rates.

As of April 30, 2019, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.2.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness, as of April 30, 2019, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2019.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the first fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Unregistered issuance of equity securities

As previously disclosed, on March 15, 2019, the Company acquired Tecton Energy Services, the consideration for which included 487,744 shares of its common stock issued to the sellers, and on March 19, 2019, the Company acquired Red Bone Services LLC, the consideration for which included 1,666,667 shares of its common stock to be issued to the sellers in exchange for shares of a subsidiary, which become exchangeable for KLXE common stock over specified dates between the acquisition date and September 19, 2021, in both cases in private placements pursuant to Section 4(a)(2) of the Securities Act.  The shares are subject to restrictions on public re-sale from a minimum of six months to a maximum of 24 months, subject to acceleration upon the occurrence of certain events.

ITEM 6. EXHIBITS

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

KLX ENERGY SERVICES HOLDINGS, INC.

Date: May 23, 2019	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman, Chief Executive Officer and President

	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and Chief Financial Officer