Form 10-Q
period 2019-07-31
KLX Energy Services Holdings, Inc.
filed 2019-08-22
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended July 31, 2019

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

The registrant has one class of common stock, $0.01 par value, of which 23,604,867 shares were outstanding as of August 19, 2019.

KLX ENERGY SERVICES HOLDINGS, INC.

Form 10-Q for the Quarter Ended July 31, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, other than per share amounts)

	JULY 31,	JANUARY 31,
	2019	2019
ASSETS

Current assets:
Cash and cash equivalents	$92.4	$163.8
Accounts receivable–trade, less allowance for doubtful accounts ($4.9 at July 31, 2019 and $3.1 at January 31, 2019)	153.4	119.6
Inventories, net	16.1	15.4
Other current assets	7.7	9.5
Total current assets	269.6	308.3

Property and equipment, net of accumulated depreciation ($178.5 at July 31, 2019 and $152.7 at January 31, 2019)	329.7	271.9
Goodwill	70.2	43.2
Identifiable intangible assets, net	47.9	30.3
Other assets	15.9	19.1
	$733.3	$672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$48.9	$47.3
Accrued interest	7.2	7.2
Accrued liabilities	26.2	30.7
Total current liabilities	82.3	85.2

Long-term debt	242.6	242.2
Deferred income taxes	6.5	—
Other non-current liabilities	5.8	4.7

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 110.0 shares authorized; 23.6 shares issued as of July 31, 2019 and 22.6 shares issued as of January 31, 2019	0.2	0.2
Additional paid-in capital	403.3	345.0
Treasury stock: 0.1 shares as of July 31, 2019 and 0 shares as of January 31, 2019	(1.4)	—
Accumulated deficit	(6.0)	(4.5)
Total stockholders’ equity	396.1	340.7
	$733.3	$672.8

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF EARNINGS (LOSS) (UNAUDITED)

(In millions, other than per share amounts)

	THREE MONTHS ENDED		SIX MONTHS ENDED
	JULY 31,	JULY 31,	JULY 31,	JULY 31,
	2019	2018	2019	2018
Service revenues	$164.9	$117.9	$310.7	$228.2
Cost of sales	129.4	85.7	248.3	167.7
Selling, general and administrative	23.7	17.9	47.5	39.7
Research and development costs	0.8	0.6	1.5	1.3
Operating earnings	11.0	13.7	13.4	19.5
Interest expense, net	7.4	-	14.5	-
Earnings (loss) before income taxes	3.6	13.7	(1.1)	19.5
Income tax expense	0.1	0.1	0.4	0.1
Net earnings (loss)	$3.5	$13.6	$(1.5)	$19.4

Net earnings (loss) per share - basic	$0.16	$0.68	$(0.07)	$0.97
Net earnings (loss) per share - diluted	$0.16	$0.68	$(0.07)	$0.97

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND SIX MONTHS ENDED JULY 31, 2019 AND 2018

(In millions)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 31, 2019	22.6	$0.2	$345.0	$—	$(4.5)	$340.7
Restricted stock, net of forfeitures	—	—	4.4	—	—	4.4
Issuance of shares as a component of Tecton acquisition price	0.5	—	12.1	—	—	12.1
Shares reserved as a component of Red Bone acquisition price	—	—	36.4	—	—	36.4
Escrowed shares related to Tecton acquisition	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	(5.0)	(5.0)
Balance, April 30, 2019	23.1	0.2	397.9	(1.4)	(9.5)	387.2
Sale of stock under employee stock purchase plan	0.1	—	0.9	—	—	0.9
Restricted stock, net of forfeitures	—	—	4.5	—	—	4.5
Issuance of shares reserved as a component of Red Bone acquisition price	0.4	—	—	—	—	—
Net earnings	—	—	—	—	3.5	3.5
Balance, July 31, 2019	23.6	$0.2	$403.3	$(1.4)	$(6.0)	$396.1

	Former
	Parent	Accumulated	Total
	Company	Earnings	Stockholders’
	Investment	(Deficit)	Equity
Balance, January 31, 2018	$1,025.8	$(801.2)	$224.6
Net earnings	—	5.8	5.8
Net transfers from Former Parent	16.5	—	16.5
Balance, April 30, 2018	1,042.3	(795.4)	246.9
Net earnings	—	13.6	13.6
Net transfers from Former Parent	(5.6)	—	(5.6)
Balance, July 31, 2018	$1,036.7	$(781.8)	$254.9

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	SIX MONTHS ENDED
	JULY 31,	JULY 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(1.5)	$19.4
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation and amortization	31.3	18.2
Non-cash compensation	9.1	5.1
Amortization of deferred financing fees	0.5	—
Provision for inventory reserve	0.7	0.7
Change in allowance for doubtful accounts	1.8	0.5
Loss on disposal of property, equipment and other	1.4	0.4
Changes in operating assets and liabilities:
Accounts receivable	(26.5)	(11.3)
Inventories	1.4	(1.9)
Other current and non-current assets	0.6	(3.8)
Accounts payable	(0.2)	3.6
Other current and non-current liabilities	(6.7)	(1.2)
Net cash flows provided by operating activities	11.9	29.7

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(56.8)	(36.2)
Proceeds from sale of assets	0.3	0.7
Acquisitions, net of cash acquired	(27.6)	—
Net cash flows used in investing activities	(84.1)	(35.5)

CASH FLOWS FROM FINANCING ACTIVITIES:
Cash proceeds from stock issuance	0.8	—
Net transfers from Former Parent (pre spin-off)	—	5.8
Net cash flows provided by financing activities	0.8	5.8

Net change in cash and cash equivalents	(71.4)	—
Cash and cash equivalents, beginning of period	163.8	—
Cash and cash equivalents, end of period	$92.4	$—

Supplemental disclosures of cash flow information:
Cash paid during period for:
Change in deposits on capital expenditures	$(4.5)	$—
Income taxes paid, net of refunds	1.0	—
Interest	14.7	—
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$8.4	$3.8

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited – In millions)

Note 1.Description of Business and Basis of Presentation

Description of Business

On September 14, 2018, KLX Inc. (the “Former Parent” or “KLX”) created an independent, publicly-traded company through a spin-off of its Energy Services Group business to Former Parent’s stockholders (the “Spin-Off”).  As a result of the Spin-Off, KLX Energy Services Holdings, Inc. (the “Company” or “KLX Energy Services”) now operates as an independent, publicly-traded company. The July 31, 2018 basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the Spin-Off.

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

The condensed consolidated statements of earnings (loss) for periods prior to the Spin-Off reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Former Parent Company Investment – Former Parent company investment in the condensed consolidated statement of stockholders’ equity for the three and six months ended July 31, 2018 represents Former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Former Parent and net transfers of cash and assets from Former Parent. See Note 6 for a further description of the transactions between the Company and Former Parent.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. This update is effective for fiscal years beginning after December 15, 2019 and interim periods within fiscal years beginning after December 15, 2020. Earlier adoption is permitted. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. To assess the impact of this guidance, the Company has established a cross functional implementation project team and is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard.  The Company is in the process of developing its new accounting policies and determining the potential aggregate impact this guidance is likely to have on its financial statements as of its adoption date.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2018 and interim periods within annual reporting periods beginning after December 15, 2019. To assess the impact of this guidance, the Company established a cross functional implementation project team, inventoried its revenue streams and contracts with customers and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences. No individually significant implementation matters were identified, and revenue is recognized on a “point-in-time” basis for product revenues and over time for service revenues under the new standard, which is consistent with current practice. The Company implemented internal controls, policies and processes to comply with the new standard. The Company adopted ASC Topic 606 in the first quarter of fiscal 2019 using the modified retrospective method of adoption, which resulted in no changes to the opening balance sheet as of February 1, 2019. Prior period statements of earnings (loss) will remain unchanged.

Note 3.Business Combinations

On November 5, 2018, the Company acquired Motley Services, LLC (“Motley”), a premier provider of well completion and intervention services for complex, long lateral, horizontal wells, for $140.0 in cash (net of cash acquired) and $9.0 of shares of the Company’s common stock payable to certain employees of Motley. Based on the Company’s purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $71.8, of which $28.3 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $43.5 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of three years.

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. The aggregate acquisition price of the acquisitions was approximately $74.6, comprised of approximately $47.0 in shares of the Company’s common stock issuable over time at a fixed price and approximately $27.6 in cash to the sellers and for the retirement of debt. The Company issued shares in a subsidiary company to effect the Red Bone acquisition, which become exchangeable for KLXE common stock over specified dates between the acquisition date and September 19, 2021. The Company issued shares in its common stock to effect the Tecton acquisition, a portion of which is not included in purchase consideration as the shares were escrowed and held as treasury stock to satisfy identified future tax obligations through cancellation of the shares. The shares issued to the sellers of Tecton and Red Bone are subject to restrictions on public re-sale from a minimum of six months to a maximum of 24 months, subject to acceleration upon the occurrence of certain events.

Based on the Company’s preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $46.1, of which $19.4 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete and $26.7 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of 18 months and three years for Tecton and Red Bone, respectively.

The Motley, Tecton and Red Bone acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed have been reflected, as of the respective dates of acquisition, in the accompanying condensed consolidated balance sheet as of July 31, 2019 and January 31, 2019. The results of operations for the Motley, Tecton and Red Bone acquisitions are included in the accompanying condensed consolidated statements of earnings (loss) from the respective dates of acquisition. The valuation of certain assets, principally intangible assets including goodwill and identified intangible assets related to the Tecton and Red Bone acquisitions, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisitions.

The following table summarizes the fair values of assets acquired and liabilities assumed in the Motley acquisition, and the current estimates of fair values of assets acquired and liabilities assumed in the Tecton and Red Bone acquisitions, which are currently recorded based on management’s estimates in accordance with ASC 805:

	Motley	Tecton	Red Bone
Accounts receivable-trade	$23.2	$2.1	$7.2
Inventories	-	-	2.7
Other current and non-current assets	9.4	0.1	0.1
Property and equipment	56.3	6.2	23.6
Goodwill	43.5	10.8	15.9
Identified intangibles	28.3	6.2	13.2
Accounts payable	(6.0)	(0.7)	(3.3)
Accrued liabilities	(5.7)	(2.1)	(0.9)
Other current and non-current liabilities	-	-	(6.5)
Total consideration paid	$149.0	$22.6	$52.0

The majority of goodwill and intangible assets for Motley are expected to be deductible for tax purposes. The majority of goodwill and intangible assets for Tecton and Red Bone are not expected to be deductible for tax purposes.

The Company has substantially integrated Motley and Red Bone and, as a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the acquisition date. The amount of Tecton revenues included in the Company’s results was approximately $6.0 and $9.1 for the three and six months ended July 31, 2019, respectively. It is not practicable to report stand-alone operating earnings of Tecton since the acquisition date.

On a pro forma basis to give effect to the Motley, Tecton and Red Bone acquisitions, as if they occurred on February 1, 2018, revenues, net earnings (loss) and earnings (loss) per diluted share for the three and six months ended July 31, 2019 and 2018 would have been as follows:

	UNAUDITED
	THREE MONTHS ENDED		SIX MONTHS ENDED
	July 31, 2019	July 31, 2018	July 31, 2019	July 31, 2018
	Pro forma	Pro forma	Pro forma	Pro forma
Revenues	$164.9	$169.6	$318.4	$326.4
Net earnings (loss)	3.5	16.2	(1.0)	22.2
Earnings (loss) per diluted share	0.16	0.73	(0.05)	1.00

Note 4.Property and Equipment, Net

Property and equipment consist of the following:

	Useful	July 31,	January 31,
	Life (Years)	2019	2019
Land, buildings and improvements	1 - 40	$36.4	$32.3
Machinery	1 - 20	256.9	202.2
Furniture and equipment	1 - 10	214.9	190.1
		508.2	424.6
Less accumulated depreciation		178.5	152.7
		$329.7	$271.9

Depreciation expense was $15.4 and $9.3 for the three months ended July 31, 2019 and 2018, respectively, and $29.4 and $18.1 for the six months ended July 31, 2019 and 2018, respectively.

Note 5.Goodwill and Long-Lived Assets, Net

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		July 31, 2019			January 31, 2019
	Useful Life	Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	20	$43.0	$1.2	$41.8	$24.9	$0.3	$24.6
Covenants not to compete	1.5 - 3	4.7	1.1	3.6	3.4	0.3	3.1
Developed technologies	15	3.3	0.8	2.5	3.3	0.7	2.6
		$51.0	$3.1	$47.9	$31.6	$1.3	$30.3

Amortization expense of intangible assets was $1.1 and $0.1 for the three months ended July 31, 2019 and 2018, respectively, and $1.9 and $0.1 for the six months ended July 31, 2019 and 2018, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $4.0 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

Goodwill increased $27.0 as compared to January 31, 2019, primarily as a result of the acquisitions of Tecton and Red Bone.

Note 6.Related Party Transactions

The condensed consolidated statements of earnings (loss) for the three and six months ended July 31, 2018 include an allocation of general corporate expenses from our former parent, KLX. These costs were allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of revenue generated, costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $5.7 and $13.4 for the three and six months ended July 31, 2018, respectively and were reported in the Company’s selling, general and administrative expenses on its condensed consolidated statements of earnings (loss). These amounts include costs for allocations related to Former Parent’s strategic alternatives review process in the first quarter of Fiscal 2018, the Company’s Spin-Off process in the second quarter of Fiscal 2018 as well as for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

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

Note 7.Accrued Liabilities

Accrued liabilities consist of the following:

	July 31,	January 31,
	2019	2019
Accrued salaries, vacation and related benefits	$13.2	$13.9
Accrued incentive compensation	3.0	9.1
Accrued property taxes	2.9	1.9
Other accrued liabilities	7.1	5.8
	$26.2	$30.7

Note 8.Long-Term Debt

As of July 31, 2019, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total debt as of July 31, 2019 was $242.6.

As of July 31, 2019, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate plus the applicable margin (as defined in the ABL Facility). No amounts were outstanding under the ABL Facility as of July 31, 2019.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of July 31, 2019.

Letters of credit issued under the ABL Facility aggregated $0.8 at July 31, 2019.

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of July 31, 2019. The fair value of the Company’s Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $244.4 and $254.1 as of July 31, 2019 and January 31, 2019, respectively.

Note 10.Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At July 31, 2019, future minimum lease payments under these arrangements approximated $52.0, of which $22.9 is related to long-term real estate leases.

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

Compensation cost recognized during the three and six months ended July 31, 2019 and 2018 primarily related to grants of restricted stock and restricted stock units granted or approved by our Compensation Committee and Former Parent, respectively. As a result, share based compensation was $4.6 and $2.5 for the three months ended July 31, 2019 and 2018, respectively, and $9.0 and $4.9 for the six months ended July 31, 2019 and 2018, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $56.7 at July 31, 2019.

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Compensation cost was immaterial and $0.1 for the three and six months ended July 31, 2018, respectively, and relates to the Former Parent’s employee stock purchase plan. The Company’s first option period began on January 1, 2019. Compensation cost was immaterial and $0.1 for the three and six months ended July 31, 2019, respectively.

Note 12.Income Taxes

Income tax expense was $0.1 and $0.4 for the three and six months ended July 31, 2019, respectively, and was comprised primarily of state and local taxes, compared to $0.1 and $0.1 for the three and six months ended July 31, 2018, respectively. Due to the fact the Company has a valuation allowance against its deferred tax balances, it was unable to recognize a tax benefit at the federal statutory rate of 21% on its year to date losses. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the Red Bone acquisition.

Note 13.Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest (the Permian Basin and the Eagle Ford), the Rocky Mountains (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and operating earnings (losses) by reportable segment:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2019	2018	2019	2018
Revenues
Southwest	$53.3	$40.6	$111.3	$80.4
Rocky Mountains	63.5	47.8	112.1	88.0
Northeast/Mid-Con	48.1	29.5	87.3	59.8
Total revenues	164.9	117.9	310.7	228.2
Operating earnings (loss)(1)
Southwest	(1.6)	3.1	(5.6)	5.2
Rocky Mountains	8.7	5.3	11.6	6.5
Northeast/Mid-Con	3.9	5.3	7.4	7.8
Total operating earnings	11.0	13.7	13.4	19.5
Interest expense	7.4	-	14.5	-
Earnings (loss) before income taxes	$3.6	$13.7	$(1.1)	$19.5

(1)

Operating earnings (loss) include an allocation of employee benefits and general and administrative costs primarily based on each segment’s percentage of total revenues for the three and six months ended July 31, 2019 and 2018.

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	July 31, 2019				July 31, 2018
		Rocky	Northeast			Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$38.0	$37.5	$20.0	$95.5	$22.5	$25.3	$13.9	$61.7
Intervention revenues	9.8	13.0	18.0	40.8	11.3	10.6	7.7	29.6
Production revenues	5.5	13.0	10.1	28.6	6.8	11.9	7.9	26.6
Total revenues	$53.3	$63.5	$48.1	$164.9	$40.6	$47.8	$29.5	$117.9

	Six Months Ended
	July 31, 2019				July 31, 2018
		Rocky	Northeast			Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$78.6	$65.0	$38.3	$181.9	$45.3	$44.5	$29.7	$119.5
Intervention revenues	20.0	23.6	26.6	70.2	22.2	21.9	15.6	59.7
Production revenues	12.7	23.5	22.4	58.6	12.9	21.6	14.5	49.0
Total revenues	$111.3	$112.1	$87.3	$310.7	$80.4	$88.0	$59.8	$228.2

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2019	2018	2019	2018
Southwest	$9.6	$4.6	$15.0	$7.4
Rocky Mountains	11.2	4.9	22.7	13.6
Northeast/Mid-Con	6.4	7.1	19.1	15.2
	$27.2	$16.6	$56.8	$36.2

Capital expenditures for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents total assets by reportable segment:

	July 31,	January 31,
	2019	2019
Southwest	$246.3	$319.9
Rocky Mountains	237.7	208.0
Northeast/Mid-Con	249.3	144.9
	$733.3	$672.8

Assets for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total assets.

The following table presents total goodwill by reportable segment:

	July 31,	January 31,
	2019	2019
Southwest	$22.4	$22.1
Rocky Mountains	24.0	13.2
Northeast/Mid-Con	23.8	7.9
	$70.2	$43.2

Note 14.Net Earnings Per Common Share

Basic net earnings (loss) per common share is computed using the weighted average common shares outstanding during the period, and includes 1.7 shares issued in a subsidiary company to effect the Red Bone acquisition, which become exchangeable for KLXE common stock over specified dates between the acquisition date and September 19, 2021. Such shares are included in the computation of basic weighted average common shares from the date of the acquisition. Diluted net earnings (loss) per common share is computed by using the weighted average common shares outstanding including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended July 31, 2019 and 2018, 2.2 and no shares of the Company’s common stock, respectively, and for the six months ended July 31, 2019 and 2018, 2.4 and no shares, respectively, were excluded from the determination of diluted net earnings (loss) per common share because their effect would have been anti-dilutive. An additional 0.1 shares of the Company’s common stock were excluded from the determination of diluted net earnings (loss) per common share for the six months ended July 31, 2019 as their effect would have been anti-dilutive in a net loss position. The computations of basic and diluted net earnings (loss) per share for the three and six months ended July 31, 2019 and 2018 are as follows:

	Three Months Ended		Six Months Ended
	July 31,	July 31,	July 31,	July 31,
	2019	2018	2019	2018
Net earnings (loss)	$3.5	$13.6	$(1.5)	$19.4
(Shares in millions)
Basic weighted average common shares	22.3	20.1	21.8	20.1
Effect of dilutive securities - dilutive securities	-	-	-	-
Diluted weighted average common shares	22.3	20.1	21.8	20.1

Basic net earnings (loss) per common share(1)	$0.16	$0.68	$(0.07)	$0.97
Diluted net earnings (loss) per common share(1)	$0.16	$0.68	$(0.07)	$0.97

(1)

On September 14, 2018, the distribution date, KLX stockholders of record as of the close of business on September 3, 2018 received 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. July 31, 2018 basic and diluted earnings per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ In millions)

The following discussion and analysis addresses the results of our operations for the three and six months ended July 31, 2019 as compared to our results of operations for the three and six months ended July 31, 2018. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We serve many of the leading companies engaged in the exploration and development of North American onshore conventional and unconventional oil and natural gas reserves. Our customers are primarily independent major oil and gas companies. We actively support these customer operations from over 35 principal service facilities located in the key major shale basins. We manage our business in these basins on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). Our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

We work with our customers to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals with greater completion intensity per well. Revenue growth continues to reflect increases in the number of new customers served and a significant increase in the breadth of services provided to existing customers as compared with the same period in the prior year.

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

KLX Energy Services was initially formed from the combination and integration of seven private oilfield service companies acquired over the 2013 through 2014 time period. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. We established a matrix management organizational structure where each regional manager has the resources to provide a complete suite of services supported by technical experts in our primary service categories. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing, further enhancing our completion tools business. During the fourth quarter of 2018, we successfully completed the integration of the Motley business. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. We have endeavored to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

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

We operate in three segments determined on a geographic basis: the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). As noted above, our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments.

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

During the year ended January 31, 2019, we benefitted from our customers’ renewed commitment to their capital budgets. Revenue grew 54.5% as compared with the same period last year driven primarily by a double-digit percentage increase in the number of new customers, a significant increase in the breadth of services provided to existing customers and the introduction of a number of new proprietary PSLs. Operating earnings turned positive during the first quarter of Fiscal 2018 and remained positive through the fourth quarter of Fiscal 2018, excluding costs associated with the Spin-Off, amendment of the asset-based revolving credit facility and acquisition of Motley, despite the decline in oil prices in late Fiscal 2018. Revenue growth from newly introduced PSLs, including the downhole production solutions (“DHPS”) PSL and the HydroPullTM tool in combination with our patented Havok motor bearing assembly, along with the addition of Motley’s large diameter coiled tubing business, helped offset the negative impact caused by the reduction in fourth quarter completion activity.

The fourth quarter 2018 headwinds caused by the decline in oil prices and resulting decline in active frac cores carried into the first half of 2019. Fiscal 2019 performance reflected lower activity levels and reduced capital spending by Exploration and Production companies, almost all of which intensified their focus on capital discipline in order to generate free cash flow. Additionally, severe weather conditions in the Mid-Con, including severe flooding, which led to impassable roads and highways, began in the month of May and persisted through June, resulting in a significant decline in activity in the Mid-Con until the second half of the quarter. In the Permian, while we have seen the price differential for crude prices narrow in recent months due to additional pipeline capacity coming on-line, our customers’ completion activities have also been negatively impacted by the lack of available pipeline capacity for natural gas and regulatory limits on flaring. The additional pipeline capacity anticipated to come on-line in the Permian and Bakken within the next year is expected to alleviate some of the gas takeaway capacity issues impacting both regions. Notwithstanding these headwinds, revenues for the first half of 2019 increased 36.2% as compared to the prior year period. Rocky Mountains segment revenue growth of 27.4% reflected an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools and the acquisition of Tecton, which did not contribute in the prior year period. Northeast/Mid-Con segment revenues reflected revenue growth of 46.0% driven by a significant increase in the number of customers served and improved adoption rates of proprietary tools. The contribution from the acquisition of Red Bone was more than offset by the severe weather conditions in the Mid-Con during the second quarter of Fiscal 2019. The Southwest segment also experienced an increase in the number of customers served, but revenue growth from new customers was more than offset by lower activity levels by existing customers and the negative impact from the low utilization of wireline assets as the Company chose not to deploy these assets at prices being offered by competitors. We believe our performance reflects our strategic priority to grow our customer base and broaden our portfolio of services. In addition to the acquisitions of Motley, Tecton and Red Bone as well as the recently introduced proprietary tools, including the HydroPullTM tool, proprietary motor bearing assembly and dissolvable plugs, we built on our differentiation in technology and efficiency by having completed the roll out of greaseless wireline and fully addressable plug and play disposable gun system in the Rocky Mountains segment and are in the process of rolling out the same in the Southwest segment. We are continuing to carefully manage our costs, while continuing to invest in differentiating technologies, personnel and innovative product and service lines, as we build an industry leading platform in the services niche in which we operate.

We believe our company is well positioned to operate successfully as a standalone company as a result of the numerous initiatives we undertook during the integration of the seven businesses acquired while we were part of KLX Inc. (the “Former Parent” or “KLX”). We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our positive cash provided by operating activities in the six months ended July 31, 2019. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. Profitability levels are dependent more directly on pricing for our services rather than utilization rates; as such, our ability to differentiate ourselves on the basis of quality contributes to revenue growth and profitability even in a stable or declining market environment through market share gains and growing business with existing customers.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. We believe our services often generate margins superior to our competitors based upon the differential quality of our performance, and that these margins also support strong free cash flow generation. The required investment in our business includes both working capital (principally for account receivables growth tied to increasing revenues) and capital expenditures for both maintenance of existing assets and growth. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-lite nature of our services, the average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets. In addition to these internal expenditures, we may also pursue additional selected acquisition opportunities. We believe industry conditions are likely to continue to support activity levels of oilfield service providers, but that the pace of industry consolidation will pick up, as weakened private company competitors look to take advantage of the market activity to exit.

The Spin-Off

On September 14, 2018, we completed our Spin-Off from KLX and became an independent, publicly-traded company. In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX. All services under the transition services agreement with KLX were terminated prior to October 31, 2018. In addition, our undrawn $100.0 asset-based revolving credit facility (“ABL Facility”) is available for borrowing for working capital and other general corporate purposes. The approximately $99.2 availability under the ABL Facility is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria. We issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) and, depending on market conditions, we may incur other indebtedness in the future to make additional acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

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

The metrics we regularly monitor within each of our geographic reporting regions include:

•	Variable cost by service;
•	Asset utilization by service; and
•	Revenue growth by service.

The measures we believe most effective to monitor and consider when rewarding management  performance include:

•	Revenue growth rate;
•	EBITDA growth rate;
•	EBITDA margin;
•	Return on invested capital;
•	Cash flow generation after investments in the business; and
•	Effectiveness of our health, safety and environmental practices.

Our experience has shown us that measuring our performance is most meaningful when compared against our peers on a relative basis. Our compensation committee engages its own compensation consultant to recommend performance metrics and targets for our employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JULY 31, 2019

COMPARED TO THREE MONTHS ENDED JULY 31, 2018

($ in Millions)

The following is a summary of revenues by segment:

	Three Months Ended
	July 31,	July 31,	Percent
	2019	2018	Change
Southwest	$53.3	$40.6	31.3%
Rocky Mountains	63.5	47.8	32.8%
Northeast/Mid-Con	48.1	29.5	63.1%
Total revenues	$164.9	$117.9	39.9%

For the second quarter ended July 31, 2019, revenues of $164.9, increased $47.0, or 39.9%, as compared with the prior year period. On a product line basis, completion, intervention and production services revenues increased approximately 54.8%, 37.8% and 7.5% respectively, as compared to the same period in the prior year. Capital spending by our Exploration and Production (“E&P”) customers was generally lower in all segments as almost all of them intensified their focus on capital discipline in order to generate free cash flow. Despite the headwinds from our customers managing their capital spending more closely, each of our segments generated strong year over year revenue growth. Rocky Mountains segment revenue growth of $15.7, or 32.8%, reflected an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools and contributions from Tecton flowback and testing revenues. Northeast/Mid-Con segment revenues reflected revenue growth of 63.1% driven by a significant increase in the number of customers served and improved adoption rates of proprietary tools. The contribution to growth from Redbone revenues was substantially offset by flooding and tornadoes in May and June in the Mid-Con, which resulted in six weeks of substantially reduced activity. The Southwest segment also experienced an increase in the number of customers served as well as the acquisition of Motley in the fourth quarter of 2018, both of which contributed to revenue growth of 31.3%, but growth was partially offset by the lower activity levels by existing customers and the negative impact from the significantly lower utilization of wireline assets as the Company chose not to deploy these assets at prices being offered by competitors.

Second quarter 2019 cost of sales was $129.4, or 78.5% of sales, as compared to the prior year period of $85.7, or 72.7% of sales. Cost sales as a percentage of revenues increased by approximately 580 basis points primarily due to reduced activity in the Northeast/Mid-Con and Southwest segments. In the Northeast/Mid-Con segment, the Mid-Con region experienced six weeks of substantially reduced activity in May and June resulting from severe flooding and tornadoes, which reduced utilization of assets during that period, but have since recovered as the roads have become passible. In the Southwest segment, significantly lower utilization of wireline assets as a result of the pricing environment as well as startup costs associated with the roll out of flowback and testing services, roll out of greaseless wireline and plug and play disposable gun system and costs to support the roll out of the coiled tubing PSL in both the Northeast/Mid-Con and Rocky Mountains segments resulted in higher cost of sales as a percentage of revenues. The aforementioned factors resulted in the year over year increase in cost of sales as a percentage of revenues.

Selling, general and administrative (“SG&A”) expenses during the second quarter of 2019 were $23.7, or 14.4% of revenues, as compared with $17.9, or 15.2% of revenues, in the prior year period. Second quarter 2019 research and development costs were $0.8 reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

Operating earnings and operating margin were $11.0 and 6.7%, respectively. Operating earnings decreased 19.7% as compared to the prior year period. As previously discussed, operating margins were negatively impacted by the six weeks of substantially reduced activity in the Mid-Con, and the Southwest segment was impacted by low utilization of wireline assets and startup costs associated with the roll out of flowback and testing services, the greaseless wireline and plug and play disposable gun system and costs to support the roll out of the coiled tubing PSL in both the Northeast/Mid-Con and Rocky Mountains segments.

Income tax expense was $0.1 for the three months ended July 31, 2019 and was comprised primarily of state and local taxes, compared to $0.1 in the prior year period. Due to the fact that the Company has a valuation allowance against its deferred tax balances, it was unable to recognize a tax benefit on its year to date losses. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the recent acquisitions.

Net earnings for the three months ended July 31, 2019 was $3.5 as compared to net earnings of $13.6 in the prior year period for the reasons mentioned above and $7.4 of interest expense in the second quarter of 2019 associated with the Company’s Notes.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Three Months Ended
	July 31,	July 31,	Percent
	2019	2018	Change
Southwest	$(1.6)	$3.1	(151.6)%
Rocky Mountains	8.7	5.3	64.2%
Northeast/Mid-Con	3.9	5.3	(26.4)%
Total operating earnings	$11.0	$13.7	(19.7)%

For the quarter ended July 31, 2019, Rocky Mountains segment revenues of $63.5 increased by $15.7, or 32.8%, driven by an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools, including the HydroPullTM tool in combination with the Company’s proprietary motor bearing assembly, and dissolvable plugs, as well as approximately $3.0 of growth from the addition of Tecton flowback and testing revenues. The Company has also built on its differentiation in technology and efficiency by having completed the roll out of greaseless wireline and a fully addressable plug and play disposable gun system in the Rocky Mountains segment. Operating earnings and operating margin were approximately $8.7 and 13.7%, increases of 64.2% and 260 basis points, respectively, as compared to the prior year period.

Second quarter ended July 31, 2019 Northeast/Mid-Con segment revenues of $48.1 increased by approximately 63.1% driven by a significant increase in the number of customers served, improved adoption rates of proprietary tools and the March 2019 acquisition of Red Bone. The contribution to second quarter growth from the addition of Red Bone revenues was substantially offset by flooding and tornadoes in May and June in the Mid-Con, which resulted in six weeks of substantially reduced activity. Operating efficiency and operating earnings were severely impacted by the near stoppage in activity by several of our customers due to the severe flooding, and as a result, operating margin was a depressed 8.1%.

For the quarter ended July 31, 2019, Southwest segment revenues of $53.3 increased 31.3% driven primarily by the acquisition of Motley in the fourth quarter of 2018 as well as an increase in the number of customers served, both of which were partially offset by lower activity levels by certain of its customers and low utilization of wireline assets as the Company chose not to deploy these assets at prices being offered. The Southwest segment is also incurring the additional cost of rolling out flowback and testing services and rolling out greaseless wireline and a fully addressable plug and play disposable gun system in the Permian that has already been successfully rolled out in the Rocky Mountains segment. The Southwest segment also continues to incur costs to support the rollout of the coiled tubing PSL in both the Northeast/Mid-Con and the Rocky Mountains segments. Operating loss was $1.6 for the three months ended July 31, 2019.

SIX MONTHS ENDED JULY 31, 2019

COMPARED TO SIX MONTHS ENDED JULY 31, 2018

The following is a summary of revenues by segment:

	Six Months Ended
	July 31,	July 31,	Percent
	2019	2018	Change
Southwest	$111.3	$80.4	38.4%
Rocky Mountains	112.1	88.0	27.4%
Northeast/Mid-Con	87.3	59.8	46.0%
Total revenues	$310.7	$228.2	36.2%

For the six months ended July 31, 2019, revenues of $310.7 increased $82.5, or 36.2%, as compared with the prior year period and reflected the November 2018 acquisition of Motley and March 2019 acquisitions of Tecton and Red Bone, which did not contribute to prior period revenues. Growth reflected a 38.4% increase in Southwest revenues, a 27.4% increase in Rocky Mountains revenues and a 46.0% increase in Northeast/Mid-Con revenues. Revenue growth reflected an increase in the number of customers served, increased activity across substantially all product lines and improved adoption rates of proprietary tools, partially offset by six weeks of reduced activity in the Northeast/Mid-Con segment resulting from flooding and tornadoes as well as lower activity levels in the Southwest due to low utilization of wireline assets the Company chose not to deploy at prices being offered. On a product line basis, completion, intervention and production services revenues increased approximately 52.2%, 17.6% and 19.6%, respectively, as compared to the same period in the prior year.

Cost of sales for the period was $248.3, or 79.9% of sales, as compared to the prior year period of $167.7, or 73.5% of sales. Cost of sales as a percentage of revenues increased by approximately 640 basis points primarily due to the reduced activity in the Northeast/Mid-Con and Southwest segments previously discussed, which was the result of severe weather in the Northeast/Mid-Con segment, and the pricing environment and the roll out of flowback and testing services, the roll out of greaseless wireline services and coiled tubing costs incurred by the Southwest in support of the coiled tubing roll out in the Rockies and Northeast/Mid-Con segments, resulting in higher cost of sales as a percentage of revenues.

Selling, general and administrative (“SG&A”) expenses during the six months ended July 31, 2019 were $47.5, or 15.3% of revenues, as compared with $39.7, or 17.4% of revenues, in the prior year period. Research and development costs for the period were $1.5 reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

Operating earnings and operating margin were $13.4 and 4.3%, respectively. Operating earnings decreased 31.3% as compared to the prior year period. As previously discussed, operating earnings and margins were negatively impacted by the six weeks of substantially reduced activity in the Northeast/Mid-Con segment, and the Southwest segment was impacted by low utilization of wireline assets as well as the startup costs associated with the roll out of flowback and testing services, greaseless wireline services and the expansion of the coiled tubing PSL in the Northeast/Mid-Con and Rocky Mountains segments.

Income tax expense was $0.4 for the six months ended July 31, 2019 and was comprised primarily of state and local taxes, compared to $0.1 in the prior year period. Due to the fact that the Company has a valuation allowance against its deferred tax balances, it was unable to recognize a tax benefit on its year to date losses. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the recent acquisitions.

Net loss for the six months ended July 31, 2019 was $1.5 as compared to net earnings of $19.4 in the prior year period for the reasons mentioned above and $14.5 of interest expense in the current period associated with the Company’s Notes.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Six Months Ended
	July 31,	July 31,	Percent
	2019	2018	Change
Southwest	$(5.6)	$5.2	(207.7)%
Rocky Mountains	11.6	6.5	78.5%
Northeast/Mid-Con	7.4	7.8	(5.1)%
Total operating earnings	$13.4	$19.5	(31.3)%

For the six months ended July 31, 2019, Rocky Mountains segment revenues of $112.1 increased by 27.4%, driven by increases in completions, intervention and production of 46.1%, 7.8% and 8.8%, respectively. The Rocky Mountains segment experienced an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools, including the HydroPullTM tool in combination with the Company’s proprietary motor bearing assembly, and dissolvable plugs. The Company has also built on its differentiation in technology and efficiency by having completed the roll out of greaseless wireline and a fully addressable plug and play disposable gun system in the Rocky Mountains segment. Operating earnings and operating margin were approximately $11.6 and 10.3%, increases of 78.5% and 290 basis points, respectively, as compared to the prior year period reflecting increases in the number of customers served and activity across all product lines as well as improved adoption rates of proprietary tools.

For the six months ended July 31, 2019, Northeast/Mid-Con segment revenues of $87.3 increased by approximately 46.0% driven by increases in completions, intervention and production of 29.0%, 70.5% and 54.5%, respectively. The Northeast/Mid-Con segment experienced a significant increase in the number of customers served, improved adoption rates of proprietary tools and the March 2019 acquisition of Red Bone. The contribution to growth from the addition of Red Bone revenues was substantially offset by flooding and tornadoes in May and June in the Mid-Con, which resulted in six weeks of substantially reduced activity. Operating efficiency and operating earnings were severely impacted by the near stoppage in activity by several of our customers due to the severe flooding, and as a result, operating margin was a depressed 8.5%. Operating earnings and operating margin were approximately $7.4 and 8.5%, reflecting the additional fixed costs resulting from the Red Bone acquisition and negative impact of the six weeks of flooding and tornadoes previously discussed.

For the six months ended July 31, 2019, Southwest segment revenues of $111.3 increased 38.4% driven by an increase in completions of 73.5% partially offset by decreases in intervention and production of 9.9% and 1.6%, respectively. The increase in Southwest segment revenues was driven by the Motley acquisition in the fourth quarter of 2018 as well as an increase in the number of customers served, both of which were partially offset by lower activity levels by certain of its customers and low utilization of wireline assets as the Company chose not to deploy these assets at prices being offered. The Southwest segment is also incurring the additional cost of rolling out flowback and testing services and rolling out greaseless wireline and a fully addressable plug and play disposable gun system in the Permian that has already been successfully rolled out in the Rocky Mountains segment. The Southwest segment also continues to incur costs to support the rollout of the coiled tubing PSL in both the Northeast/Mid-Con and the Rocky Mountains segments. Operating loss of $5.6 in the current year reflects the negative impact of lower activity levels by certain of its customers, acquisition and integration costs and the additional fixed costs resulting from the acquisition and deployment of two additional coiled tubing units and low utilization of wireline assets previously discussed.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At July 31, 2019, we had $92.4 of cash and cash equivalents. Cash on hand at July 31, 2019 decreased by $71.4 as compared with $163.8 cash on hand at January 31, 2019 as a result of cash used to fund acquisitions of $27.6 and capital expenditures of $56.8, principally related to new coiled tubing units, offset by cash flows from operating activities of $11.9. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity were historically from advances from KLX and cash flow from operations.

Working capital as of July 31, 2019 was $187.3, a decrease of $35.8 as compared with working capital at January 31, 2019. As of July 31, 2019, total current assets decreased by $38.7 and total current liabilities decreased by $2.9. The decrease in current assets was primarily related to a decrease in cash of $71.4 partially offset by an increase in accounts receivable of $33.8. The decrease in total current liabilities was primarily due to a $4.5 decrease in accrued liabilities.

Cash Flows

As of July 31, 2019, our cash and cash equivalents were $92.4 as compared to $163.8 at January 31, 2019. Net cash flows provided by operating activities was $11.9 for the six months ended July 31, 2019 as compared to $29.7 in the prior year, reflecting a $20.9 decrease in net earnings, a $26.5 increase in accounts receivable ($11.3 increase in the prior year) and a $6.9 decrease in accounts payable and other current and non-current liabilities in the current period ($2.4 increase in the prior year) partially offset by a $13.1 increase in depreciation and amortization. Cash used in investing activities consists of $27.6 used for the Tecton and Red Bone acquisitions (none in the prior year) and capital expenditures of $56.8 and $36.2 for the six months ended July 31, 2019 and 2018, respectively, and reflects our strategic decision to roll out our product service lines from acquired businesses to each of our business segments. Cash flows from financing activities were $0.8 in the current year period compared to $5.8 for the six months ended July 31, 2018, which reflect the net transfers from our Former Parent.

Capital Spending

Our capital expenditures were $56.8 and $36.2 during the six months ended July 31, 2019 and 2018, respectively. We expect to incur approximately $100.0 in capital expenditures for the year ending January 31, 2020, consistent with expanding the breadth of our services footprint in each of our geographical segments and as we roll out our coiled tubing and related services as well as filtration, testing and flowback in additional geographic regions. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our secured $100.0 ABL Facility, none of which was drawn at July 31, 2019.

New Financing Arrangements

In connection with the Spin-Off, we entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (as defined in the ABL Facility). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of July 31, 2019. No amounts were outstanding under the ABL Facility as of July 31, 2019. The effective interest rate under the ABL Facility would have been approximately 4.3% on July 31, 2019.

In conjunction with the acquisition of Motley, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act.

We believe our cash on hand, cash from operating activities, our financial plans for Fiscal 2019 and the approximately $99.2 of availability under our $100 undrawn ABL Facility, provide us with the ability to fund our operations, make planned capital expenditures, meet our debt service obligations and provide funding for potential future acquisitions.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of July 31, 2019. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	Year Ending January 31,
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt and other non-current liabilities	$—	$3.1	$0.1	$0.2	$0.2	$252.2	$255.8
Operating leases	12.2	19.3	10.0	3.9	2.5	4.1	52.0
Future interest and fees on outstanding debt (1)	14.7	29.3	29.3	29.3	29.1	57.5	189.2
Total	$26.9	$51.7	$39.4	$33.4	$31.8	$313.8	$497.0

Commercial Commitments
Letters of credit	$0.8	—	—	—	—	—	$0.8

(1)

Interest payments include interest payments due on the Notes based on the stated rate of 11.5%. To the extent we incur interest on the ABL Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the ABL Facility.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our balance sheets. At July 31, 2019, future minimum lease payments under these arrangements approximated $52.0, of which $22.9 is related to long-term real estate leases.

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

Seasonality

Our operations are subject to seasonal factors and our overall financial results reflect seasonal variations. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in our Rocky Mountains and Northeast/Mid-Con segments, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas may impose transportation restrictions to prevent damage caused by the spring thaw. Lastly, throughout the year, heavy rains adversely affect activity levels, as well locations and dirt access roads can become impassible in wet conditions. Weather conditions also affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the first and fourth quarters, resulting in higher prices in these quarters.

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

At July 31, 2019 and January 31, 2019, we held no significant derivative instruments.

Interest Rate Risk – We will have interest rate exposure arising from variable interest with respect to our ABL Facility as any borrowings would be impacted by changes in short-term interest rates.

As of July 31, 2019, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness, as of July 31, 2019, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of July 31, 2019.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 5. OTHER INFORMATION

Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Stockholders of the Company took place on August 22, 2019.  Proxies for the meeting were solicited and the proposals described below were submitted to a vote of the Company’s stockholders at the annual meeting.  The following is a brief description of each matter voted on and the results of voting.

1.Election of three Class I Directors.

2.Ratification of the Appointment of Deloitte & Touche LLP as the Company’s Independent Registered Public Accounting Firm for the 2019 Fiscal Year.

The number of shares voted for, against and abstained/withheld, as well as the number of broker non-votes, were as follows:

			Abstained/
	For	Against	Withheld	Non-Votes	Uncast
1. Election of Class I Directors
Richard G. Hamermesh	10,839,317	-	10,085,336	1,201,455	22
Theodore L. Weise	20,325,197	-	599,478	1,201,455	-
John T. Whates, Esq.	20,325,512	-	599,163	1,201,455	-
2. Ratification of Appointment of Deloitte & Touche LLP	22,114,020	9,716	2,394	-	-

ITEM 6. EXHIBITS

Exhibit 4 – Instruments Defining the Rights of Security Holders, including Indentures

4.1

Second Supplemental Indenture, dated May 13, 2019, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiary named therein and Wilmington Trust, National Association, as trustee and collateral agent

Exhibit 10 – Material Contracts

10.1

Second Amendment, dated as of June 10, 2019, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent

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

KLX ENERGY SERVICES HOLDINGS, INC.

Date: August 22, 2019	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman, Chief Executive Officer and President

	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and Chief Financial Officer