Form 10-Q
period 2019-10-31
KLX Energy Services Holdings, Inc.
filed 2019-12-10
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended October 31, 2019

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

The registrant has one class of common stock, $0.01 par value, of which 24,088,163 shares were outstanding as of December 5, 2019.

KLX ENERGY SERVICES HOLDINGS, INC.

Form 10-Q for the Quarter Ended October 31, 2019

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, other than per share amounts)

	OCTOBER 31,	JANUARY 31,
	2019	2019
ASSETS

Current assets:
Cash and cash equivalents	$121.1	$163.8
Accounts receivable–trade, less allowance for doubtful accounts ($13.8 at October 31, 2019 and $3.1 at January 31, 2019)	103.3	119.6
Inventories, net	12.8	15.4
Other current assets	13.5	9.5
Total current assets	250.7	308.3

Property and equipment, net of accumulated depreciation ($192.2 at October 31, 2019 and $152.7 at January 31, 2019)	321.5	271.9
Goodwill	24.0	43.2
Identifiable intangible assets, net	46.8	30.3
Other assets	14.9	19.1
	$657.9	$672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$36.4	$47.3
Accrued interest	14.4	7.2
Accrued liabilities	23.3	30.7
Total current liabilities	74.1	85.2

Long-term debt	242.8	242.2
Deferred income taxes	6.1	—
Other non-current liabilities	6.2	4.7

Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Common stock, $0.01 par value per share; 110.0 shares authorized; 24.0 shares issued as of October 31, 2019 and 22.6 shares issued as of January 31, 2019	0.2	0.2
Additional paid-in capital	407.9	345.0
Treasury stock: 0.3 shares as of October 31, 2019 and 0 shares as of January 31, 2019	(3.6)	—
Accumulated deficit	(75.8)	(4.5)
Total stockholders’ equity	328.7	340.7
	$657.9	$672.8

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS (UNAUDITED)

(In millions, other than per share amounts)

	THREE MONTHS ENDED		NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,	OCTOBER 31,
	2019	2018	2019	2018
Service revenues	$134.5	$123.2	$445.2	$351.4
Cost of sales	119.3	90.2	367.6	257.9
Selling, general and administrative	31.7	42.3	79.2	82.0
Research and development costs	0.8	0.6	2.3	1.9
Goodwill impairment charge	45.8	-	45.8	-
Operating (loss) earnings	(63.1)	(9.9)	(49.7)	9.6
Interest expense, net	7.2	-	21.7	-
(Loss) earnings before income taxes	(70.3)	(9.9)	(71.4)	9.6
Income tax (benefit) expense	(0.5)	-	(0.1)	0.1
Net (loss) earnings	$(69.8)	$(9.9)	$(71.3)	$9.5

Net (loss) earnings per share - basic	$(3.10)	$(0.49)	$(3.24)	$0.47
Net (loss) earnings per share - diluted	$(3.10)	$(0.49)	$(3.24)	$0.47

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE AND NINE MONTHS ENDED OCTOBER 31, 2019 AND 2018

(In millions)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 31, 2019	22.6	$0.2	$345.0	$—	$(4.5)	$340.7
Restricted stock, net of forfeitures	—	—	4.4	—	—	4.4
Issuance of shares as a component of Tecton acquisition price	0.5	—	12.1	—	—	12.1
Shares reserved as a component of Red Bone acquisition price	—	—	36.4	—	—	36.4
Escrowed shares related to Tecton acquisition	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	(5.0)	(5.0)
Balance, April 30, 2019	23.1	0.2	397.9	(1.4)	(9.5)	387.2
Sale of stock under employee stock purchase plan	0.1	—	0.9	—	—	0.9
Restricted stock, net of forfeitures	—	—	4.5	—	—	4.5
Issuance of shares reserved as a component of Red Bone acquisition price	0.4	—	—	—	—	—
Net earnings	—	—	—	—	3.5	3.5
Balance, July 31, 2019	23.6	0.2	403.3	(1.4)	(6.0)	396.1
Restricted stock, net of forfeitures	—	—	4.6	(1.0)	—	3.6
Purchase of treasury stock	—	—	—	(1.2)	—	(1.2)
Issuance of shares reserved as a component of Red Bone acquisition price	0.4	—	—	—	—	—
Net loss	—	—	—	—	(69.8)	(69.8)
Balance, October 31, 2019	24.0	$0.2	$407.9	$(3.6)	$(75.8)	$328.7

				Former
			Additional	Parent	Accumulated	Total
	Common Stock		Paid-in	Company	Earnings	Stockholders’
	Shares	Amount	Capital	Investment	(Deficit)	Equity
Balance, January 31, 2018	—	$—	$—	$1,025.8	$(801.2)	$224.6
Net earnings	—	—	—	—	5.8	5.8
Net transfers from Former Parent	—	—	—	16.5	—	16.5
Balance, April 30, 2018	—	—	—	1,042.3	(795.4)	246.9
Net earnings	—	—	—	—	13.6	13.6
Net transfers from Former Parent	—	—	—	(5.6)	—	(5.6)
Balance, July 31, 2018	—	—	—	1,036.7	(781.8)	254.9
Capital contribution from Former Parent	—	—	—	50.0	—	50.0
Net transfers from Former Parent (pre Spin-Off)	—	—	—	20.6	—	20.6
Restricted stock grants, net of forfeitures and restricted stock unit vesting	2.2	—	12.7	—	—	12.7
Net loss before spin-off	—	—	—	—	(0.5)	(0.5)
Consummation of Spin-Off transaction on September 14, 2018	20.1	0.2	324.8	(1,107.3)	782.3	—
Net loss after spin-off	—	—	—	—	(9.4)	(9.4)
Balance, October 31, 2018	22.3	$0.2	$337.5	$—	$(9.4)	$328.3

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	NINE MONTHS ENDED
	OCTOBER 31,	OCTOBER 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(71.3)	$9.5
Adjustments to reconcile net (loss) earnings to net cash flows provided by operating activities:
Depreciation and amortization	48.0	28.3
Goodwill impairment charge	45.8	—
Non-cash compensation	13.8	19.2
Amortization of deferred financing fees	0.8	—
Provision for inventory reserve	2.0	1.1
Change in allowance for doubtful accounts	10.7	(0.1)
Loss on disposal of property, equipment and other	2.1	1.7
Changes in operating assets and liabilities:
Accounts receivable	14.8	(13.4)
Inventories	3.4	(4.7)
Other current and non-current assets	(5.5)	(9.3)
Accounts payable	(9.3)	7.1
Other current and non-current liabilities	(2.1)	12.2
Net cash flows provided by operating activities	53.2	51.6

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(67.4)	(55.9)
Proceeds from sale of assets	0.5	0.9
Acquisitions, net of cash acquired	(27.6)	—
Net cash flows used in investing activities	(94.5)	(55.0)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1.2)	—
Shares cancelled by employees for taxes	(1.0)	—
Cash proceeds from stock issuance	0.8	—
Proceeds from long-term debt	—	250.0
Debt origination costs	—	(8.3)
Capital contribution from Former Parent	—	50.0
Net transfers from Former Parent (pre Spin-Off)	—	24.9
Net cash flows (used in) provided by financing activities	(1.4)	316.6

Net change in cash and cash equivalents	(42.7)	313.2
Cash and cash equivalents, beginning of period	163.8	—
Cash and cash equivalents, end of period	$121.1	$313.2

Supplemental disclosures of cash flow information:
Cash paid during period for:
Change in deposits on capital expenditures	$(5.8)	$—
Income taxes paid, net of refunds	1.0	—
Interest	14.8	—
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$5.0	$6.3

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

Former Parent Company Investment – Former Parent company investment in the condensed consolidated statement of stockholders’ equity for the three and nine months ended October 31, 2018 represents Former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Former Parent and net transfers of cash and assets from Former Parent. See Note 6 for a further description of the transactions between the Company and Former Parent.

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

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, the FASB deferred the effective date for implementation of ASU 2016-02 by one year. The guidance under ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Earlier adoption is permitted. To assess the impact of this guidance, the Company has established a cross functional implementation project team and is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard.  The Company is in the process of developing its new accounting policies and determining the potential aggregate impact this guidance is likely to have on its financial statements as of its adoption date.

In May 2014, FASB issued ASU 2014-09, Revenue from Contracts with Customers, which updated the guidance in ASC Topic 606, Revenue Recognition. The core principle of the guidance is that an entity should recognize revenue to depict the transfer of promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods or services. To achieve that core principle, an entity should identify the contract(s) with a customer, identify the performance obligations in the contract, determine the transaction price, allocate the transaction price to the performance obligations in the contract and recognize revenue when (or as) the entity satisfies a performance obligation. In August 2015, the FASB deferred the effective date for implementation of ASU 2014-09 by one year and during 2016, the FASB issued various related accounting standard updates, which clarified revenue accounting principles and provided supplemental adoption guidance. The guidance under ASU 2014-09 is effective for fiscal years beginning after December 15, 2018 and interim periods within annual reporting periods beginning after December 15, 2019. To assess the impact of this guidance, the Company established a cross functional implementation project team, inventoried its revenue streams and contracts with customers and applied the principles of the guidance against a selection of contracts to assist in the determination of potential revenue accounting differences. No individually significant implementation matters were identified, and revenue is recognized on a “point-in-time” basis for product revenues and over time for service revenues under the new standard, which is consistent with previous practice. The Company implemented internal controls, policies and processes to comply with the new standard. The Company adopted ASC Topic 606 in the first quarter of fiscal 2019 using the modified retrospective method of adoption, which resulted in no changes to the opening balance sheet as of February 1, 2019. Prior period statements of (loss) earnings will remain unchanged.

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

Based on the Company’s preliminary purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $45.7, of which $19.4 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $26.3 is included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of 18 months and three years for Tecton and Red Bone, respectively.

The Motley, Tecton and Red Bone acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed have been reflected, as of the respective dates of acquisition, in the accompanying condensed consolidated balance sheet as of October 31, 2019 and January 31, 2019. The results of operations for the Motley, Tecton and Red Bone acquisitions are included in the accompanying condensed consolidated statements of (loss) earnings from the respective dates of acquisition. The valuation of certain assets, principally intangible assets including goodwill and identified intangible assets related to the Tecton and Red Bone acquisitions, is not yet complete, and as such, the Company has not yet finalized its allocation of the purchase price for the acquisitions.

The following table summarizes the fair values of assets acquired and liabilities assumed in the Motley acquisition, and the current estimates of fair values of assets acquired and liabilities assumed in the Tecton and Red Bone acquisitions, which are currently recorded based on management’s estimates in accordance with ASC 805:

	Motley	Tecton	Red Bone
Accounts receivable-trade	$23.2	$2.1	$7.3
Inventories	-	-	2.7
Other current and non-current assets	9.4	0.1	-
Property and equipment	56.3	6.2	23.6
Goodwill	43.5	10.8	15.5
Identified intangibles	28.3	6.2	13.2
Accounts payable	(6.0)	(0.7)	(3.3)
Accrued liabilities	(5.7)	(2.1)	(0.9)
Other current and non-current liabilities	-	-	(6.1)
Total consideration paid	$149.0	$22.6	$52.0

The majority of goodwill and intangible assets for Motley are expected to be deductible for tax purposes. The majority of goodwill and intangible assets for Tecton and Red Bone are not expected to be deductible for tax purposes. As more fully described in Note 5, the Company performed an interim goodwill impairment test and a long-lived asset recovery test, which resulted in a $45.8 goodwill impairment charge and no charge to the amounts recorded for long-lived assets. The goodwill impairment charge is included in the condensed consolidated statements of (loss) earnings for the three and nine months ended October 31, 2019.

The Company has substantially integrated Motley and Red Bone and, as a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the acquisition date. The amount of Tecton revenues included in the Company’s results was approximately $7.0 and $16.1 for the three and nine months ended October 31, 2019, respectively. It is not practicable to report stand-alone operating earnings of Tecton since the acquisition date.

On a pro forma basis to give effect to the Motley, Tecton and Red Bone acquisitions, as if they occurred on February 1, 2018, revenues, net (loss) earnings and (loss) earnings per diluted share, inclusive of a $45.8 goodwill impairment charge, for the three and nine months ended October 31, 2019 and 2018 would have been as follows:

	UNAUDITED
	THREE MONTHS ENDED		NINE MONTHS ENDED
	October 31, 2019	October 31, 2018	October 31, 2019	October 31, 2018
	Pro forma	Pro forma	Pro forma	Pro forma
Revenues	$134.5	$181.9	$452.9	$508.3
Net (loss) earnings	(69.8)	(6.9)	(70.8)	15.3
(Loss) earnings per diluted share	(3.10)	(0.31)	(3.18)	0.69

Note 4.Property and Equipment, Net

Property and equipment consist of the following:

	Useful	October 31,	January 31,
	Life (Years)	2019	2019
Land, buildings and improvements	1 - 40	$36.6	$32.3
Machinery	1 - 20	257.4	202.2
Furniture and equipment	1 - 10	219.7	190.1
		513.7	424.6
Less accumulated depreciation		192.2	152.7
		$321.5	$271.9

Depreciation expense was $15.7 and $10.0 for the three months ended October 31, 2019 and 2018, respectively, and $45.1 and $28.1 for the nine months ended October 31, 2019 and 2018, respectively. Refer to Note 5 for a discussion of the interim long-lived asset recovery test performed during the three months ended October 31, 2019.

Note 5.Goodwill and Intangible Assets, Net

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The abrupt deterioration in industry conditions, which accelerated through the end of the Company’s third quarter, was driven by a sharp sequential quarterly decline in U.S. land rig count and an unprecedented decline in active frac spreads from the second quarter to the third quarter. In fact, there was a significant sequential decline in hydraulic fracturing activity during each month of the third quarter. The decline in exploration & production activity resulted in lower demand levels and lower current and expected revenues for the Company. As a result, during the three months ended October 31, 2019, the Company performed an interim goodwill impairment test and a long-lived asset recoverability test.

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 9 for additional information regarding the fair value determination. The results of the goodwill impairment test as of October 31, 2019, indicated that goodwill was impaired because the carrying value of two of the reporting units exceeded the fair value. Accordingly, the Company recorded a $45.8 goodwill impairment charge, which is included in the condensed consolidated statements of (loss) earnings for the three and nine months ended October 31, 2019. The charges reflect the full value of the goodwill attributable to the Northeast/Mid-Con and Southwest segments, leaving the Company with $24.0 goodwill related to the Rocky Mountains segment as of October 31, 2019. The fair value of the Rocky Mountains reporting unit exceeded the carrying value by approximately 15.9% as of October 15, 2019. The portion of the goodwill impairment charge attributable to Red Bone is provisional upon finalization of the purchase price allocation in the fourth quarter of 2019.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based on the impairment indicators above, the Company performed a long-lived asset impairment analysis and concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying amount of each segment’s asset group. The sum of the undiscounted cash flows of the Southwest, Rocky Mountains and Northeast/Mid-Con long-lived assets exceeded the carrying value by approximately 20.7%, 64.4% and 32.9%, respectively, as of October 15, 2019. As a result, the Company determined that its long-lived assets were not impaired as of October 31, 2019.

As of October 31, 2019, $24.0 of goodwill and $46.8 of identifiable intangible assets remain. The Company's cash flow projections were a significant input into the October 15, 2019 fair value. If the business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the Rocky Mountains reporting unit and the Company’s long-lived assets and result in an impairment charge.

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		October 31, 2019			January 31, 2019
	Useful Life	Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	20	$43.0	$1.8	$41.2	$24.9	$0.3	$24.6
Covenants not to compete	1.5 - 3	4.7	1.5	3.2	3.4	0.3	3.1
Developed technologies	15	3.3	0.9	2.4	3.3	0.7	2.6
		$51.0	$4.2	$46.8	$31.6	$1.3	$30.3

Amortization expense associated with identifiable intangible assets was $1.0 and $0.1 for the three months ended October 31, 2019 and 2018, respectively, and $2.9 and $0.2 for the nine months ended October 31, 2019 and 2018, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $4.0 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

The changes in the carrying amount of goodwill for the nine months ended October 31, 2019 are as follows:

Balance, January 31, 2019	$43.2
Acquisitions	26.3
Purchase price adjustments	0.3
Goodwill impairment	(45.8)
Balance, October 31, 2019	$24.0

Note 6.Related Party Transactions

The condensed consolidated statements of (loss) earnings for the three and nine months ended October 31, 2018 include an allocation of general corporate expenses from our former parent, KLX. These costs were allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of revenue generated, costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $3.2 and $16.6 for the three and nine months ended October 31, 2018 up through the date of the Spin-Off, respectively and were reported in the Company’s selling, general and administrative expenses on its condensed consolidated statements of (loss) earnings. These amounts include costs for allocations related to Former Parent’s strategic alternatives review process in the first quarter of Fiscal 2018, the Company’s Spin-Off process in the second and third quarters of Fiscal 2018 as well as for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

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

Note 7.Accrued Liabilities

Accrued liabilities consist of the following:

	October 31,	January 31,
	2019	2019
Accrued salaries, vacation and related benefits	$10.1	$13.9
Accrued incentive compensation	1.8	9.1
Accrued property taxes	3.9	1.9
Other accrued liabilities	7.5	5.8
	$23.3	$30.7

Note 8.Long-Term Debt

As of October 31, 2019, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total debt as of October 31, 2019 was $242.8.

As of October 31, 2019, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate plus the applicable margin (as defined in the ABL Facility). No amounts were outstanding under the ABL Facility as of October 31, 2019.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of October 31, 2019.

Letters of credit issued under the ABL Facility aggregated $0.8 at October 31, 2019.

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of October 31, 2019. The fair value of the Company’s Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $218.8 and $254.1 as of October 31, 2019 and January 31, 2019, respectively.

Goodwill was impaired by $45.8 and written down to its estimated fair value of $24.0 during the third quarter of Fiscal 2019. The goodwill level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, both of which were unobservable. Fair value is measured as of the impairment date using level 3 inputs. See Note 5 for a discussion of the goodwill impairment charge recorded during the three and nine months ended October 31, 2019.

The carrying amounts of long-lived assets, such as property and equipment and purchased intangibles subject to amortization, represent fair value and are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. The Company identified impairment indicators (see Note 5 for a discussion of the indicators) during the quarter ended October 31, 2019. As such, the Company performed a long-lived asset impairment analysis and concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying amount of each segment’s asset group. As a result, the Company determined that its long-lived assets were not impaired as of October 31, 2019, and the carrying value of long-lived assets continues to represent its fair value.

Note 10.Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At October 31, 2019, future minimum lease payments under these arrangements approximated $70.6, of which $22.9 is related to long-term real estate leases.

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

Compensation cost recognized during the three and nine months ended October 31, 2019 and 2018 primarily related to grants of restricted stock and restricted stock units granted or approved by our Compensation Committee and Former Parent, respectively. The vesting of all unvested shares of restricted stock was accelerated upon the sale of our Former Parent to the Boeing Company on October 9, 2018, resulting in approximately $10.7 of share based compensation expense during the three months ended October 31, 2018. As a result, share based compensation was $4.6 and $14.1 for the three months ended October 31, 2019 and 2018, respectively, and $13.6 and $19.2 for the nine months ended October 31, 2019 and 2018, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $52.1 at October 31, 2019.

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Compensation cost was $0.1 for the nine months ended October 31, 2018, and relates to the Former Parent’s employee stock purchase plan. Former Parent’s final option period ended on June 30, 2018; as a result, there was no compensation cost for the three months ended October 31, 2018. The Company’s first option period began on January 1, 2019. Compensation cost was $0.1 and $0.2 for the three and nine months ended October 31, 2019, respectively.

Note 12.Income Taxes

Income tax benefit was $0.5 and $0.1 for the three and nine months ended October 31, 2019, respectively as compared to income tax expense of $0 and $0.1 for the three and nine months ended October 31, 2018, respectively. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the Red Bone acquisition. Due to the fact the Company has a valuation allowance against the majority of its deferred tax balances, with the exception of Red Bone, it was unable to recognize a tax benefit on its year to date losses.

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

The following table presents revenues and operating (losses) earnings by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2019	2018	2019	2018
Revenues
Southwest	$38.5	$38.2	$149.8	$118.6
Rocky Mountains	57.6	48.1	169.7	136.1
Northeast/Mid-Con	38.4	36.9	125.7	96.7
Total revenues	134.5	123.2	445.2	351.4
Operating (loss) earnings(1)(2)
Southwest	(39.6)	(6.0)	(45.2)	(0.8)
Rocky Mountains	2.6	(3.2)	14.2	3.3
Northeast/Mid-Con	(26.1)	(0.7)	(18.7)	7.1
Total operating (loss) earnings	(63.1)	(9.9)	(49.7)	9.6
Interest expense	7.2	-	21.7	-
(Loss) earnings before income taxes	$(70.3)	$(9.9)	$(71.4)	$9.6

(1)

Operating (loss) earnings include an allocation of employee benefits and general and administrative costs primarily based on each segment’s percentage of total revenues for the three and nine months ended October 31, 2019 and 2018.

(2)

Operating loss for the three and nine month periods ended October 31, 2019 includes a goodwill impairment charge of $45.8, of which $22.4 was attributable to the Southwest segment and $23.4 was attributable to the Northeast/Mid-Con segment.

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	October 31, 2019				October 31, 2018
		Rocky	Northeast			Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$26.5	$31.4	$18.9	$76.8	$22.1	$25.9	$17.9	$65.9
Intervention revenues	7.9	12.8	12.6	33.3	9.9	9.6	9.1	28.6
Production revenues	4.1	13.4	6.9	24.4	6.2	12.6	9.9	28.7
Total revenues	$38.5	$57.6	$38.4	$134.5	$38.2	$48.1	$36.9	$123.2

	Nine Months Ended
	October 31, 2019				October 31, 2018
		Rocky	Northeast			Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$105.1	$96.4	$57.2	$258.7	$67.4	$70.4	$47.6	$185.4
Intervention revenues	27.9	36.4	39.2	103.5	32.1	31.5	24.7	88.3
Production revenues	16.8	36.9	29.3	83.0	19.1	34.2	24.4	77.7
Total revenues	$149.8	$169.7	$125.7	$445.2	$118.6	$136.1	$96.7	$351.4

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2019	2018	2019	2018
Southwest	$2.1	$7.7	$17.1	$15.1
Rocky Mountains	3.1	5.0	25.8	18.6
Northeast/Mid-Con	5.4	7.0	24.5	22.2
	$10.6	$19.7	$67.4	$55.9

Capital expenditures for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents total assets by reportable segment:

	October 31,	January 31,
	2019	2019
Southwest	$213.5	$319.9
Rocky Mountains	241.5	208.0
Northeast/Mid-Con	202.9	144.9
	$657.9	$672.8

Assets for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total assets.

The following table presents total goodwill by reportable segment:

	October 31,	January 31,
	2019	2019
Southwest(1)	$—	$22.1
Rocky Mountains	24.0	13.2
Northeast/Mid-Con(1)	—	7.9
	$24.0	$43.2

(1)	See Note 5 for a discussion of the goodwill impairment charge recorded during the three and nine months ended October 31, 2019.

Note 14.Net (Loss) Earnings Per Common Share

Basic net (loss) earnings per common share is computed using the weighted average common shares outstanding during the period and includes 1.7 shares issued in a subsidiary company to effect the Red Bone acquisition, which become exchangeable for KLXE common stock over specified dates between the acquisition date and September 19, 2021. Such shares are included in the computation of basic weighted average common shares from the date of the acquisition. Diluted net (loss) earnings per common share is computed by using the weighted average common shares outstanding including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended October 31, 2019 and 2018, 2.2 and 0.1 shares of the Company’s common stock, respectively, and for the nine months ended October 31, 2019 and 2018, 4.7 and no shares, respectively, were excluded from the determination of diluted net (loss) earnings per common share because their effect would have been anti-dilutive. The computations of basic and diluted net (loss) earnings per share for the three and nine months ended October 31, 2019 and 2018 are as follows:

	Three Months Ended		Nine Months Ended
	October 31,	October 31,	October 31,	October 31,
	2019	2018	2019	2018
Net (loss) earnings	$(69.8)	$(9.9)	$(71.3)	$9.5
(Shares in millions)
Basic weighted average common shares	22.5	20.1	22.0	20.1
Effect of dilutive securities - dilutive securities	-	-	-	0.1
Diluted weighted average common shares	22.5	20.1	22.0	20.2

Basic net (loss) earnings per common share(1)(2)	$(3.10)	$(0.49)	$(3.24)	$0.47
Diluted net (loss) earnings per common share(1)(2)	$(3.10)	$(0.49)	$(3.24)	$0.47

(1)

On September 14, 2018, the distribution date, KLX stockholders of record as of the close of business on September 3, 2018 received 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date.

(2)

Basic and diluted net (loss) earnings per common share for the three and nine months ended October 31, 2018 is computed using the weighted average common shares outstanding beginning on September 14, 2018.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ In millions)

The following discussion and analysis addresses the results of our operations for the three and nine months ended October 31, 2019 as compared to our results of operations for the three and nine months ended October 31, 2018. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We serve many of the leading companies engaged in the exploration and development of North American onshore conventional and unconventional oil and natural gas reserves. Our customers are primarily independent major oil and gas companies. We actively support these customer operations from over 35 principal service facilities located in the key major shale basins. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). Our revenues, operating profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners, to develop tools covered by 18 patents and 20 U.S. and foreign pending patent applications as well as 21 additional proprietary tools. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

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

KLX Energy Services was initially formed from the combination and integration of seven private oilfield service companies acquired over the 2013 through 2014 time period. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. We established a matrix management organizational structure where each regional manager has the resources to provide a complete suite of services supported by technical experts in our primary service categories. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing, further enhancing our completion tools business. During the fourth quarter of 2018, we successfully completed the integration of the Motley business. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. During the second quarter of 2019, we successfully completed the integration of the Red Bone business. We have endeavored to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, E&P companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We have been awarded 18 U.S. patents, have 20 U.S. and foreign pending patent applications and utilize 21 additional proprietary tools, some of which have been developed in conjunction with our technology partners, which we believe differentiates us from our regional competition and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors who do not discretely dedicate their resources to the services we provide.

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

During the year ended January 31, 2019, we benefitted from our customers’ renewed commitment to their capital budgets. Revenue grew 54.5% as compared with the same period in the prior year driven primarily by a double-digit percentage increase in the number of new customers, a significant increase in the breadth of services provided to existing customers and the introduction of a number of new proprietary PSLs. Operating earnings turned positive during the first quarter of Fiscal 2018 and remained positive through the fourth quarter of Fiscal 2018, excluding costs associated with the Spin-Off, amendment of the asset-based revolving credit facility and acquisition of Motley. Revenue growth in Fiscal 2018 benefited from newly introduced PSLs including the downhole production solutions (“DHPS”) PSL and the HydroPullTM tool in combination with our patented Havok motor bearing assembly, along with the addition of Motley’s large diameter coiled tubing business, which helped offset the negative impact caused by the reduction in fourth quarter completion activity.

Headwinds caused by the decline in oil prices in the fourth quarter of 2018 and the resulting decline in active frac cores carried into 2019. Additionally, severe weather conditions in the Mid-Con, including severe flooding, which led to impassable roads and highways, began in the month of May and persisted through June, resulting in a significant decline in activity in the Mid-Con during the second quarter of 2019. In the Permian, our customers’ completion activities have also been negatively impacted by the lack of available pipeline capacity for natural gas and regulatory limits on flaring. The additional pipeline capacity anticipated to come on-line in the Permian and Bakken within the next year is expected to alleviate some of the gas takeaway capacity issues impacting both regions.

During the third quarter of 2019, the Company experienced an abrupt deterioration in industry conditions, which accelerated downward through October 31, 2019. Contemporaneously with the abrupt decline in activity, we took steps to align our business with current customer demand. Specifically, we implemented an approximate 17% reduction in force, as compared with the Company’s July 31, 2019 staffing levels, consistent with the approximate 18% sequential quarterly decline in our third quarter revenues. We aggressively cut costs in every area of our business, and we warm stacked the vast majority of our Permian based wireline assets. As a result of these and other measures, we recorded a third quarter charge of $13.3 for severance and higher reserves for bad debts related to recent customer bankruptcies and related matters (collectively, “Costs as Defined”).

The second quarter to third quarter decrease in aggregate operating frac spreads in the DJ, Niobrara and Williston basins was approximately 20%, while our Rocky Mountains segment revenues declined approximately 9%. In the gassier basins, including the Marcellus, Utica, Woodford and Haynesville, the number of operating frac spreads declined approximately 50%, while our Northeast/Mid-Con segment revenues declined approximately 20%. In the Permian and Eagle Ford shale basins, the operating frac spread count declined approximately 22%, while our Southwest segment revenues were down approximately 28% as we elected to warm stack the vast majority of our wireline assets due to the weak pricing environment. We will continue to monitor our cost structure to ensure it is aligned with operating activity while maintaining our ability to support our customers.

We expect to begin to realize the benefit of our business realignment actions early in the fourth quarter of this year, while we are also recruiting experienced coiled tubing personnel to join the Company in the fourth quarter as we have begun to receive and deploy our five new large diameter coiled tubing spreads. The impacts of both coiled tubing start-up costs and the onset of the traditionally slower winter season will be a drag on earnings in the fourth quarter. The implementation of the Company’s coiled tubing strategy in all of our geographical segments to pull through our broad range of asset light services will be a major strategic priority in 2020, along with continued tight cost control, free cash flow generation and further strengthening of the Company’s balance sheet.

The abrupt deterioration in industry conditions, which accelerated through the end of our third quarter, was driven by a sharp sequential quarterly decline in U.S. land rig count and an unprecedented decline in active frac spreads from the second quarter to the third quarter. In fact, there was a significant sequential decline in hydraulic fracturing activity during each month of the third quarter. The decline in Exploration & Production (“E&P”) activity resulted in lower demand levels and lower current and expected revenues for our business, which led the Company to perform an interim goodwill and a long-lived asset impairment test during the three months ended October 31, 2019. Our interim impairment testing during the third quarter of 2019 determined that $45.8 of our goodwill had been impaired. As of October 31, 2019, $24.0 of goodwill and $46.8 of identifiable intangible assets remain. The Company's cash flow projections were a significant input into the October 15, 2019 fair value. If the business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the Rocky Mountains reporting unit and the Company’s long-lived assets and result in an impairment charge.

We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across all major basins, while preserving a solid balance sheet, maintaining sufficient operating liquidity and prudently managing our capital expenditures. In an operating environment where our financial strength is a key differentiator, we believe the ongoing cost reduction efforts discussed above and the anticipated positive impact from the roll-out of five new large diameter coiled tubing units and the resulting pull through of our broad range of asset light services, will allow us to continue to deliver solid operating results despite the anemic demand levels the industry is experiencing.

We believe our company is well positioned to operate successfully as a standalone company as a result of the numerous initiatives we undertook during the integration of the seven businesses acquired while we were part of KLX Inc. (the “Former Parent” or “KLX”). We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our positive cash provided by operating activities in the nine months ended October 31, 2019. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. Our ability to differentiate ourselves on the basis of quality contributes to revenue growth and profitability even in a stable or declining market environment through market share gains and growing business with existing customers.

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

The Spin-Off

On September 14, 2018, we completed our Spin-Off from KLX and became an independent, publicly-traded company. In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX. All services under the transition services agreement with KLX were terminated prior to October 31, 2018. In addition, our undrawn $100.0 asset-based revolving credit facility (“ABL Facility”) is available for borrowing for working capital and other general corporate purposes. The approximately $72.2 availability under the ABL Facility is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria. We issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) and, depending on market conditions, we may incur other indebtedness in the future to make additional acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

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

•

Ongoing Stand-Alone Public Company Expenses:  We expect to incur direct, incremental expenses as a result of being a publicly-traded company, including, but not limited to, costs associated with hiring a dedicated corporate management team, annual and quarterly reports, quarterly tax provision preparation, independent auditor fees, expenses relating to compliance with the rules and regulations of the SEC and Nasdaq, investor relations activities, registrar and transfer agent fees, incremental director and officer liability insurance costs and independent director compensation. These direct, incremental expenses are not included in our historical results of operations for periods prior to the Spin-Off. We expect recurring annual costs to be approximately $10.0 higher than the expenses historically allocated to us from KLX, reflecting 100% allocation of dedicated corporate resources and the expected higher revenues.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED OCTOBER 31, 2019

COMPARED TO THREE MONTHS ENDED OCTOBER 31, 2018

($ in Millions)

The following is a summary of revenues by segment:

	Three Months Ended
	October 31,	October 31,	Percent
	2019	2018	Change
Southwest	$38.5	$38.2	0.8%
Rocky Mountains	57.6	48.1	19.8%
Northeast/Mid-Con	38.4	36.9	4.1%
Total revenues	$134.5	$123.2	9.2%

For the third quarter ended October 31, 2019, revenues of $134.5, increased $11.3, or 9.2%, as compared with the prior year period. On a product line basis, completion and intervention services revenues increased approximately 16.5% and 16.4%, respectively, offset by a decrease in production services of approximately 15.0% as compared to the same period in the prior year. Capital spending by our E&P customers was lower in all segments as almost all of them intensified their focus on capital discipline in order to generate free cash flow. Despite the headwinds from our customers managing their capital spending more aggressively, each of our segments generated year over year revenue growth. Rocky Mountains segment revenue growth of $9.5, or 19.8%, reflected an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools and contributions from Tecton flowback and testing revenues, partially offset by a number of customers suspending operations for the balance of the year, along with lower activity levels among certain other customers. Northeast/Mid-Con segment revenues reflected revenue growth of 4.1% driven by a significant increase in the number of customers served, improved adoption rates of proprietary tools and the March 2019 acquisition of Red Bone, partially offset by a number of customers suspending operations for the balance of the year, together with increased pricing pressure, particularly from natural gas customers. Southwest segment revenue growth of 0.8% reflected an increase in the number of customers served as well as the acquisition of Motley in the fourth quarter of 2018, offset by lower activity levels and the negative impact from the significantly lower utilization of wireline assets as the Company chose to warm stack these assets rather than operate at prices being offered by competitors.

Third quarter 2019 cost of sales was $119.3, or 88.7% of sales, including $2.1 of Costs as Defined, as compared to the prior year period of $90.2, or 73.2% of sales. Excluding the $2.1 of Costs as Defined (none in the prior year period), cost of sales in the third quarter of 2019 was $117.2, or 87.1% of revenues, and as a percentage of revenues, increased by approximately 1,390 basis points as compared to the prior year period primarily due to startup costs associated with the roll out of flowback and testing services, roll out of greaseless wireline and plug and play disposable gun system and costs to support the roll out of the coiled tubing PSL in both the Northeast/Mid-Con and Rocky Mountains segments as well as significantly lower utilization of wireline assets in the Southwest segment. The aforementioned factors resulted in the year over year increase in cost of sales as a percentage of revenues.

Selling, general and administrative (“SG&A”) expenses during the third quarter of 2019, inclusive of Costs as Defined of $11.2, were $31.7, or 23.6% of revenues, as compared with $42.3, or 34.3% of revenues, (which included $23.0 of Spin-Off costs and expenses), in the prior year period. Excluding 2019 Costs as Defined ($23.0 in the prior year period), SG&A expenses in the third quarter of 2019 were $20.5, or 15.2% of revenues, as compared with $19.3, or 15.7% of revenues, in the prior year period. Third quarter 2019 research and development costs were $0.8 reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

As previously described above and in Note 5 of the notes to the condensed consolidated financial statements, we recorded a $45.8 goodwill impairment charge during the three months ended October 31,

2019. Approximately $22.4 of this charge was attributable to goodwill in the Southwest segment and $23.4 was attributable to goodwill in the Northeast/Mid-Con segment.

Operating loss and operating margin, including Costs as Defined of $13.3 and the goodwill impairment charge of $45.8, were $(63.1) and (46.9)%, respectively. Exclusive of the $13.3 of Costs as Defined ($23.0 in the prior year period) and the $45.8 goodwill impairment charge, current period operating loss was $(4.0) as compared to operating earnings of $13.1 in the prior year period. As previously discussed, operating results were negatively impacted by a number of customers suspending operations for the balance of the year in the Rocky Mountains and Northeast/Mid-Con segments, increased pricing pressure, particularly from natural gas customers in the Northeast/Mid-Con segment, low utilization of wireline assets in the Southwest segment due to our decision not to deploy these assets at pricing offered by our competitors, startup costs associated with the roll out of flowback and testing services, the greaseless wireline and plug and play disposable gun system and costs to support the roll out of the coiled tubing PSL in both the Northeast/Mid-Con and Rocky Mountains segments.

Income tax benefit was $0.5 for the three months ended October 31, 2019, as compared to none in the prior year period. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the Red Bone acquisition. Due to the fact the Company has a valuation allowance against the majority of its deferred tax balances, with the exception of Red Bone, it was unable to recognize a tax benefit on its year to date losses

Net loss for the three months ended October 31, 2019 was $(69.8) as compared to net loss of $(9.9) in the prior year period for the reasons mentioned above and $7.2 of interest expense in the third quarter of 2019 (none in 2018).

Segment Results

The following is a summary of operating (loss) earnings by segment:

	Three Months Ended
	October 31,	October 31,	Percent
	2019	2018	Change
Southwest	$(39.6)	$(6.0)	(560.0)%
Rocky Mountains	2.6	(3.2)	181.3%
Northeast/Mid-Con	(26.1)	(0.7)	nm
Total operating loss	$(63.1)	$(9.9)	(537.4)%

For the quarter ended October 31, 2019, Rocky Mountains segment revenues of $57.6 increased by $9.5, or 19.8%, driven by an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools, including the HydroPullTM tool in combination with the Company’s proprietary motor bearing assembly, and dissolvable plugs, as well as approximately $7.0 of growth from the addition of Tecton flowback and testing revenues, partially offset by the approximate 20% decrease in frac spreads resulting from customers suspending or curtailing operations for the year, along with lower activity levels among certain other customers. Operating earnings and operating margin were approximately $2.6 and 4.5%, increases of 181% and 1,120 basis points, respectively, as compared to the prior year period.

Third quarter ended October 31, 2019 Northeast/Mid-Con segment revenues of $38.4 increased by approximately 4.1% driven by a significant increase in the number of customers served, improved adoption rates of proprietary tools and the March 2019 acquisition of Red Bone, offset by the approximate 50% decrease in frac spreads resulting from customers suspending or curtailing operations for the year. Operating efficiency and operating earnings were severely impacted by a number of customers suspending operations for the balance of the year, together with increased pricing pressure, particularly from natural gas customers and the Northeast/Mid-Con segment portion of the impaired goodwill, and as a result, operating loss for the current period was $(26.1).

For the quarter ended October 31, 2019, Southwest segment revenues of $38.5 increased 0.8% driven primarily by the acquisition of Motley in the fourth quarter of 2018 as well as an increase in the number of customers served, both of which were offset by the approximate 22% decrease in frac spreads resulting from customers suspending or curtailing operations for the year, lower activity levels by certain customers and low utilization of wireline assets as the Company chose not to deploy these assets at prices being offered by competitors. The Southwest segment is also incurring the additional cost of rolling out flowback and testing services and rolling out greaseless wireline and a fully addressable plug and play disposable gun system in the Permian that has already been successfully rolled out in the Rocky Mountains segment. The Southwest segment also continues to incur costs to support the rollout of the coiled tubing PSL in both the Northeast/Mid-Con and the Rocky Mountains segments. Primarily as a result of the factors described above, and the goodwill impairment attributable to the Southwest segment of $22.4, operating loss was $(39.6) for the three months ended October 31, 2019.

NINE MONTHS ENDED OCTOBER 31, 2019

COMPARED TO NINE MONTHS ENDED OCTOBER 31, 2018

The following is a summary of revenues by segment:

	Nine Months Ended
	October 31,	October 31,	Percent
	2019	2018	Change
Southwest	$149.8	$118.6	26.3%
Rocky Mountains	169.7	136.1	24.7%
Northeast/Mid-Con	125.7	96.7	30.0%
Total revenues	$445.2	$351.4	26.7%

For the nine months ended October 31, 2019, revenues of $445.2 increased $93.8, or 26.7%, as compared with the prior year period and reflected the November 2018 acquisition of Motley and March 2019 acquisitions of Tecton and Red Bone. Compared to the prior year period, Southwest revenues increased 26.3%, Rocky Mountains revenues increased 24.7% and Northeast/Mid-Con revenues increased 30.0%. Revenue growth reflected an increase in the number of customers served, increased activity across substantially all product lines and improved adoption rates of proprietary tools, partially offset by a number of customers suspending operations for the balance of the year in the Rocky Mountain and Northeast/Mid-Con segments during the third quarter of 2019 and increased pricing pressure, particularly from natural gas customers in the Northeast/Mid-Con and Southwest segments. The Company chose not to deploy wireline assets at prices being offered by competitors in the Southwest segment during the second and third quarters of 2019. On a product line basis, completion, intervention and production services revenues increased approximately 39.5%, 17.2% and 6.8%, respectively, as compared to the same period in the prior year.

Cost of sales for the period was $367.6, or 82.6% of sales, including $4.2 of Costs as Defined, as compared to the prior year period of $257.9, or 73.4% of sales. Excluding the $4.2 of Costs as Defined (none in the prior year), cost of sales for the period was $363.4, or 81.6% of revenues, and as a percentage of revenues, increased by approximately 820 basis points primarily due to under-absorption of fixed costs in 2019 as a result of the abrupt deterioration in industry conditions, the roll out of flowback and testing services, the roll out of greaseless wireline services and coiled tubing costs incurred by the Southwest in support of the coiled tubing roll out in the Rockies and Northeast/Mid-Con segments, resulting in higher cost of sales as a percentage of revenues.

SG&A expenses during the nine months ended October 31, 2019, inclusive of Costs as Defined, were $79.2, or 17.8% of revenues, as compared with $82.0, or 23.3% of revenues, in the prior year period (which included $28.7 of costs related to the Spin-Off). Excluding the $15.0 of Costs as Defined ($28.7 in the prior year period), SG&A was $64.2, or 14.4% of revenues, as compared with $53.3, or 15.2% of revenues, in the prior year period. Research and development costs for the period were $2.3 reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

As previously described above and in Note 5 of the notes to the condensed consolidated financial statements, we recorded a $45.8 goodwill impairment charge during the three months ended October 31, 2019. Approximately $22.4 of this charge was attributable to goodwill in the Southwest segment and $23.4 was attributable to goodwill in the Northeast/Mid-Con segment.

Operating loss and operating margin, including Costs as Defined and the goodwill impairment charge discussed above, were $(49.7) and (11.2)%, respectively. Exclusive of the $19.2 of Costs as Defined ($28.7 in the prior year) and the $45.8 goodwill impairment charge, operating earnings of $15.3 decreased by $23.0. As previously discussed, operating results were negatively impacted by a number of customers suspending or curtailing operations for the balance of the year in the Rocky Mountains and Northeast/Mid-Con segments, increased pricing pressure, particularly from natural gas customers in the Northeast/Mid-Con segment, low utilization of wireline assets in the Southwest segment due to our decision not to deploy these assets at pricing offered by our competitors, startup costs associated with the roll out of flowback and testing services, the greaseless wireline and plug and play disposable gun system and costs to support the roll out of the coiled tubing PSL in both the Northeast/Mid-Con and Rocky Mountains segments.

Income tax benefit was $0.1 for the nine months ended October 31, 2019, as compared to income tax expense of $0.1 in the prior year period. The Company has established a valuation allowance against the majority of its deferred tax balances with a net deferred tax liability remaining related to the Red Bone acquisition. Due to the fact the Company has a valuation allowance against the majority of its deferred tax balances, with the exception of Red Bone, it was unable to recognize a tax benefit on its year to date losses.

Net loss for the nine months ended October 31, 2019 was $(71.3) as compared to net earnings of $9.5 in the prior year period for the reasons mentioned above and $21.7 of interest expense in the current period (none in the prior year).

Segment Results

The following is a summary of operating (loss) earnings by segment:

	Nine Months Ended
	October 31,	October 31,	Percent
	2019	2018	Change
Southwest	$(45.2)	$(0.8)	nm
Rocky Mountains	14.2	3.3	330.3%
Northeast/Mid-Con	(18.7)	7.1	(363.4)%
Total operating (loss) earnings	$(49.7)	$9.6	(617.7)%

For the nine months ended October 31, 2019, Rocky Mountains segment revenues of $169.7 increased by 24.7%, driven by increases in completions, intervention and production of 36.9%, 15.6% and 7.9%, respectively. The Rocky Mountains segment experienced an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools, including the HydroPullTM tool in combination with the Company’s proprietary motor bearing assembly, and dissolvable plugs, as well as approximately $16.1 of growth from the addition of Tecton flowback and testing revenues, partially offset by the approximate 20% decrease in frac spreads resulting from customers suspending or curtailing operations for the year, along with lower activity levels among certain other customers. Operating earnings and operating margin were approximately $14.2 and 8.4%, increases of 330% and 590 basis points, respectively, as compared to the prior year period.

For the nine months ended October 31, 2019, Northeast/Mid-Con segment revenues of $125.7 increased by approximately 30.0% driven by increases in completions, intervention and production of 20.2%, 58.7% and 20.1%, respectively. The Northeast/Mid-Con segment experienced a significant increase in the number of customers served, improved adoption rates of proprietary tools and the March 2019 acquisition of Red Bone, offset by the approximate 50% decrease in frac spreads resulting from customers suspending or curtailing operations for the year. Operating efficiency and operating earnings were severely impacted by a number of customers suspending operations for the balance of the year, together with increased pricing pressure, particularly from natural gas customers and the Northeast/Mid-Con segment portion of the impaired goodwill, and as a result, operating loss for the current period was $(18.7). Operating loss and operating margin were approximately $(18.7) and (14.9)%, reflecting the additional fixed costs resulting from the Red Bone acquisition and negative impact of the increased pricing pressure previously discussed.

For the nine months ended October 31, 2019, Southwest segment revenues of $149.8 increased 26.3% driven by an increase in completions of 55.9% partially offset by decreases in intervention and production of 13.1% and 12.0%, respectively. The increase in Southwest segment revenues was driven by the Motley acquisition in the fourth quarter of 2018 as well as an increase in the number of customers served, both of which were offset by the approximate 22% decrease in frac spreads resulting from customers suspending or curtailing operations for the year, lower activity levels by certain of its customers and low utilization of wireline assets as the Company chose not to deploy these assets at prices being offered by competitors. The Southwest segment is also incurring the additional cost of rolling out flowback and testing services and rolling out greaseless wireline and a fully addressable plug and play disposable gun system in the Permian that has already been successfully rolled out in the Rocky Mountains segment. The Southwest segment also continues to incur costs to support the rollout of the coiled tubing PSL in both the Northeast/Mid-Con and the Rocky Mountains segments. Primarily as a result of the factors described above, and the goodwill impairment attributable to the Southwest segment of $22.4, operating loss was $(45.2) for the nine months ended October 31, 2019.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At October 31, 2019, we had $121.1 of cash and cash equivalents. Cash on hand at October 31, 2019 decreased by $42.7 as compared with $163.8 cash on hand at January 31, 2019 as a result of cash used to fund acquisitions of $27.6 and capital expenditures of $67.4, principally related to investments for growth capital expenditures in the first half of 2019, offset by cash flows from operating activities of $53.2. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our sources of liquidity were historically from advances from KLX and cash flow from operations.

Working capital as of October 31, 2019 was $176.6, a decrease of $46.5 as compared with working capital at January 31, 2019. As of October 31, 2019, total current assets decreased by $57.6 and total current liabilities decreased by $11.1. The decrease in current assets was primarily related to a decrease in cash and accounts receivable of $42.7 and $16.3, respectively. The decrease in total current liabilities was primarily due to a $10.9 decrease in accounts payable.

Cash Flows

As of October 31, 2019, our cash and cash equivalents were $121.1 as compared to $163.8 at January 31, 2019. Net cash flows provided by operating activities was $53.2 for the nine months ended October 31, 2019 as compared to $51.6 in the prior year, reflecting a $80.8 decrease in net earnings and a $11.4 decrease in accounts payable and other current and non-current liabilities ($19.3 increase in the prior year) partially offset by a $14.8 decrease in accounts receivable ($13.4 increase in the prior year), the goodwill impairment charge of $45.8 and a $19.7 increase in depreciation and amortization. Cash used in investing activities primarily consists of $27.6 used for the Tecton and Red Bone acquisitions (none in the prior year) and capital expenditures of $67.4 and $55.9 for the nine months ended October 31, 2019 and 2018, respectively, and reflects our strategic decision to roll out our product service lines from acquired businesses to each of our business segments. Cash flows used in financing activities of $1.4 in the current year period reflect shares cancelled in conjunction with restricted stock vesting and $1.2 of common stock repurchased, offset by $0.8 of proceeds from stock issuance. Cash flows provided by financing activities of $316.6 for the nine months ended October 31, 2018, reflect $250.0 of proceeds from long-term debt and $74.9 of aggregate pre-Spin-Off net funding from our Former Parent, offset by $8.3 of debt offering costs in the prior period.

Capital Spending

Our capital expenditures were $67.4 during the nine months ended October 31, 2019 ($55.9 in the prior year period), which includes a return of deposits on equipment of $3.4 during the third quarter of 2019. We expect to incur approximately $75.0 in capital expenditures for the year ending January 31, 2020. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our secured $100.0 ABL Facility, none of which was drawn at October 31, 2019.

Financing Arrangements

In connection with the Spin-Off, we entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) plus the applicable margin (as defined in the ABL Facility). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of October 31, 2019. No amounts were outstanding under the ABL Facility as of October 31, 2019. The effective interest rate under the ABL Facility would have been approximately 3.9% on October 31, 2019.

In conjunction with the acquisition of Motley, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act.

We believe our cash on hand, cash from operating activities, our financial plans for Fiscal 2019 and the approximately $72.2 of availability under our $100.0 undrawn ABL Facility, provide us with the ability to fund our operations, make planned capital expenditures, meet our debt service obligations and provide funding for potential future acquisitions.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of October 31, 2019. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	Year Ending January 31,
Contractual Obligations	2020	2021	2022	2023	2024	Thereafter	Total
Long-term debt and other non-current liabilities	$—	$3.3	$0.2	$0.2	$0.2	$252.3	$256.2
Operating leases	10.4	23.9	15.0	8.1	6.6	6.6	70.6
Future interest and fees on outstanding debt (1)	14.5	29.3	29.3	29.3	29.1	57.5	189.0
Total	$24.9	$56.5	$44.5	$37.6	$35.9	$316.4	$515.8

Commercial Commitments
Letters of credit	$0.8	—	—	—	—	—	$0.8

(1)

Interest payments include interest payments due on the Notes based on the stated rate of 11.5%. To the extent we incur interest on the ABL Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the ABL Facility.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our balance sheets. At October 31, 2019, future minimum lease payments under these arrangements approximated $70.6, of which $22.9 is related to long-term real estate leases.

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

Seasonality

Our operations are subject to seasonal factors and our overall financial results reflect seasonal variations. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in our Rocky Mountains and Northeast/Mid-Con segments, our customers may delay operations, or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas may impose transportation restrictions to prevent damage caused by the spring thaw. Lastly, throughout the year, heavy rains adversely affect activity levels, as well locations and dirt access roads can become impassible in wet conditions. Weather conditions also affect the demand for, and prices of, oil and natural gas and, as a result, demand for our services. Demand for oil and natural gas is typically higher in the first and fourth quarters, resulting in higher prices in these quarters.

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

Service revenues are recorded over time throughout and for the duration of the service period. Contracts are pursuant to an MSA combined with a completed field ticket or a work order, which sets forth the details of the specific transaction, including pricing.

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

At October 31, 2019 and January 31, 2019, we held no significant derivative instruments.

Interest Rate Risk – We will have interest rate exposure arising from variable interest with respect to our ABL Facility as any borrowings would be impacted by changes in short-term interest rates.

As of October 31, 2019, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer, of the effectiveness, as of October 31, 2019, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman and Chief Executive Officer and Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of October 31, 2019.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the second fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended October 31, 2019:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2019 - August 31, 2019	112,341	$10.15	112,341	$48,859,603
September 1, 2019 - September 30, 2019	96,536	10.77	—	48,859,603
October 1, 2019 - October 31, 2019	—	—	—	48,859,603
Total	208,877		112,341

(1)

Includes shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.

(2)	The average price paid per share of common stock repurchased under the share repurchase program includes commissions paid to the brokers.
(3)	In August 2019, our board of directors authorized a share repurchase program for the repurchase of outstanding shares of the Company’s common stock having an aggregate purchase price up to $50.

ITEM 6. EXHIBITS

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer

31.2	Certification of Chief Financial Officer

Exhibit 32 – Section 1350 Certifications

32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350

32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema Document

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document

101.LAB	XBRL Taxonomy Extension Label Linkbase Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

Date: December 10, 2019	By:	/s/ Amin J. Khoury
Amin J. Khoury
Chairman, Chief Executive Officer and President

	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
Senior Vice President and Chief Financial Officer