Form 10-K
period 2020-01-31
KLX Energy Services Holdings, Inc.
filed 2020-03-24
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended: January 31, 2020
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

As of July 31, 2019, the aggregate market value of the registrant’s voting stock held by non‑affiliates was approximately $331.4 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 20, 2020 was 24,742,626 shares.

DOCUMENTS INCORPORATED BY REFERENCE

Certain sections of the registrant’s Proxy Statement to be filed with the Commission in connection with the 2020 Annual Meeting of Stockholders or Annual Report on Form 10‑K/A, to be filed with the Securities and Exchange Commission within 120 days after the close of the registrant’s fiscal year, are incorporated by reference in Part III of this Form 10‑K. With the exception of those sections that are specifically incorporated by reference in this Annual Report on Form 10‑K, such Proxy Statement shall not be deemed filed as part of this Report or incorporated by reference herein.

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

•	our credit profile;
•	changes in supply and demand of equipment;
•	oilfield anti-indemnity provisions;
•	severe weather;
•	global or national health pandemics, epidemics or concerns, such as the recent COVID-19 outbreaks;
•	reliance on information technology resources and the inability to implement new technology;
•	increased labor costs or the unavailability of skilled workers;
•	the inability to successfully consummate acquisitions or inability to manage future growth; and
•	the inability to achieve some or all of the benefits of the spin-off.

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

PART I

ITEM 1.  BUSINESS

Except as otherwise indicated or unless the context otherwise requires, “KLX Energy Services,” “we,” “us” and “our” refer to KLX Energy Services Holdings, Inc. and its consolidated subsidiaries after giving effect to the spin-off, and “KLX” refers to KLX Inc., its predecessors and its consolidated subsidiaries, other than, for all periods following the spin-off, KLX Energy Services Holdings, Inc. and its consolidated subsidiaries. See “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Overview – The Spin-Off.” Our fiscal year ends on January 31, as a result, the years ended January 31, 2020, 2019, 2018, 2017 and 2016 are referred to as “Fiscal 2019, Fiscal 2018, Fiscal 2017, Fiscal 2016 and Fiscal 2015,” respectively.

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

We work with our customers to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals with greater completion intensity per well. We believe long-term revenue growth opportunities will continue to be driven by increases in the number of new customers served and the breadth of services we offer to existing and prospective customers.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 20 patents and 18 U.S. and foreign pending patent applications. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

We utilize contract manufacturers to produce our products, which, in many cases, our engineers have developed from input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. We have found that doing so leverages our technical strengths as well as those of our technology partners. These services and related products, or PSLs, are modest in cost to the customer relative to other well construction expenditures but have a high cost of failure and are, therefore, “mission critical” to our customers’ outcomes. We believe our customers have come to depend on our decades of combined field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company to service customers when they are drilling and completing complex wells and remediating older legacy wells.

KLX Energy Services was initially formed from the combination and integration of seven private oilfield service companies acquired over the 2013 through 2014 time period. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses, to align our services, our people and our assets across all the geographic regions where we maintain a presence. We established a matrix management organizational structure, where each regional manager has the resources to provide a complete suite of services, supported by technical experts in our primary service categories. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing services, further enhancing our completion tools business. We successfully completed the integration of the Motley business during Fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Red Bone business during Fiscal 2019. We have endeavored to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

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

Global supply and demand factors will continue to result in commodity price volatility, with substantially lower demand and prices for oilfield services in 2020. The long-term positive attributes of the onshore North American oil and gas industry are the following:

Increase in Onshore Unconventional Resources.  The development of new recovery technologies has been leading to a shift toward the drilling and development of onshore unconventional oil and natural gas resources, which requires more wells to be drilled and active maintenance to sustain production and maximize recoveries. We believe the increased production requirements of these unconventional resources, in the long-term, will support increasing service activity over time when the industry eventually rebalances its allocation of assets in the future to meet demand. However, with oil and gas prices at historic lows and the ongoing effects of the global COVID-19 outbreaks likely to result in a global recession, in the near-term, we expect fewer oil and gas wells to be drilled, fewer wells to be completed and a significant decrease in demand and prices for our services.

Numerous Technology Breakthroughs.  We believe technologically driven breakthroughs, including (i) continued drilling activity supported by unconventional resources, (ii) the expanding use of horizontal drilling techniques and (iii) longer lateral lengths and the increasing number of stages per well, have created a long-term trend of growing demand for top-level services and products to support these advanced drilling and completion activities, many of which take place in remote areas with harsh environments.

Increasing Complexity of Technology.  The increasing complexity of technology used in the oil and natural gas exploration and development process requires additional technicians on location during the drilling and completion operations. In particular, the increasing trend of pursuing horizontal and directional wells as opposed to vertical wells requires additional expertise on location.

Large U.S. Oil and Gas Reserves.  The United States is committed to a long-term goal of energy independence. Currently identified recoverable reserves of 344 billion barrels of shale oil and 2,829 trillion cubic feet of shale gas are contained within the United States, according to the EIA’s Annual Energy Outlook 2020 Assumptions report.

Demand for Natural Gas.  We believe that natural gas will be increasingly in demand over time because of its growing popularity as a cleaner burning fuel. The ongoing shift to the use of natural gas from coal-fired power plants and increased access to residential customers from new pipeline projects are expected to support increased demand for natural gas. In addition, the recent commencement of liquefied natural gas shipments from the United States to foreign markets is also expected to be a positive factor for natural gas production over time. Currently, however, there is a global oversupply of natural gas with natural gas prices at record lows, and as a result, in the near-term, we expect there to be substantially less drilling for and consumption of natural gas during 2020.

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

Impact of Recent Industry Volatility.  In recent years, the oil and gas industry has experienced significant downturns. For example, the oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which led to a sharp decline in U.S. land rig count and an unprecedented decline in operating frac spreads from the second quarter through the end of 2019. These downturns placed unprecedented pressure on both our customers and competitors.

Oil prices declined sharply in March 2020 to levels as low as approximately $21 per barrel as a result of multiple factors affecting levels of supply and demand in global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, the extent and duration of price reductions and increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies, the impact of the ongoing COVID-19 outbreaks and conditions in the U.S. oil and gas industry and the resulting demand and pricing for domestic land oilfield services. The reduction in oil prices and the ongoing effects of the global COVID-19 outbreaks will likely result in a global recession, with the possibility of numerous bankruptcies of E&P companies and oilfield services companies during 2020 and a significant decline in demand and prices for oilfield services during 2020. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

Products and Services

We offer high value-added services and related tools and equipment supporting the completion, intervention and production activities of our customers in each of our geographic reporting segments. The principal services we offer to support our customers throughout the lifecycle of the well include completions, well intervention and production services and products.

Completions: Our completions activities are focused on services that help our customers drill, complete and stimulate extended reach horizontal laterals and more technical wellbores (the physical conduit from surface into the hydrocarbon reservoir). We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in some of the most active onshore basins in the United States and provide premium perforating services for both wireline and tubing-conveyed applications. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We provide plug-and-perf wireline operations, wireline logging services, frac stack services and equipment, accommodation services, coiled tubing, flowback and testing services, high pressure blow out prevention (“BOP”) equipment and downhole completions tools.

Our completions activities include a wide range of services:

•	pressure control services;
•	frac valve and flowback and testing services;
•	wireline services (including pump down, logging, pipe recovery and slick line);
•	well testing and nipple-up services;
•	downhole completion tools, including:
o	IPA toe sleeves;
o	liner hangers;
o	KLXE cementing bypass subs;
o	composite plugs;
o	proprietary dissolvable plugs;
•	downhole extended-reach technology;
•	HAVOK™ motor bearing assembly; and
•	coiled tubing services.

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

We partnered with an engineering firm to co-develop a magnesium alloy based line of dissolvable plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional frac plug, but without the need for bottom hole intervention for removal. Our dissolvable plugs have been deployed in over 600 wells for over 60 customers with superior results compared to competitive products. Our plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 275 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

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

A portion of our completion services is delivered by our fleet of wireline trucks and associated tools which are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with the highest quality pump down services. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers in markets that require this technology.

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

Wellbore Interventions:  Our intervention services consist of best-in-class technicians and equipment that are focused on providing customers engineered solutions to downhole complications. Intervention involves the application of specialized tools and procedures to retrieve lost equipment and remove other obstructions that either interfere with the completion of the well or are causing diminished production. The principal services we provide to remediate these complications include fishing, thru-tubing and pipe recovery. Given the unique geology and operating characteristics of each well, no two complications are the same, yet each complication our customers experience results in substantial disruption to their well operation and economics. As a result, resolution is “mission critical” to our customers and superior outcomes can support premium pricing. Those outcomes rely principally on the skill and experience of the technicians dedicated to resolving the issues and the availability of exactly the right tools for every eventuality. We believe we have one of the leading teams of intervention specialists in the industry, supported by a comprehensive portfolio of intervention tools and equipment. Each of our geographic regions is fully staffed with top technicians and fully equipped with a comprehensive range and quantity of equipment given the wellbore profiles for the region.

In November 2018, we acquired Motley, which is a premier provider of large diameter coiled tubing. During Fiscal 2019, we rolled out our coiled tubing product line to each of our business segments. As of January 31, 2020, we had a fleet of 12 large diameter coiled tubing spreads across our geographical regions. Over time, when the industry recovers, we believe that our investments in large diameter coil tubing spreads will allow us to increase our share of spend as the large diameter coil tubing pulls through asset light services such as flowback and testing services, thru-tubing and pressure control services, while leveraging our recently enhanced cost structure.

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

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to regional, independent and major oil and gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 800 customers within North America. Revenues from our five largest customers collectively represented approximately 29% of our revenues for the year ended January 31, 2020. No single customer accounted for more than 10% of our revenues in Fiscal 2019.

Our sales activities are conducted through a network of sales representatives and business development personnel, which provide coverage on a product line and geographical basis. Sales representatives work closely with local operations managers to target potential opportunities through strategic focus and planning. Customers are identified as targets based on their drilling and completion activity, geographic location and economic viability. Direction of the sales team is conducted through weekly meetings and daily communication. Our marketing activities are performed internally. Our strategy is based on building a strong North American brand though multiple media outlets including our website, select social media accounts, print, billboard advertisements, press releases and various industry-specific conferences, publications and lectures. We have a technical sales organization with expertise and focus within their specific service line. Our strategy is to sell our services and market our excellence through brand service quality, technology and metrics of success. We accomplish this through communication across sales and operations departments and regions to share best practices and leverage existing customer relationships.

Competition

We provide services and products and compete in a variety of distinct sub-segments with a number of competitors. Our primary competitors are regional companies, which provide a more limited range of services and equipment and often have more limited financial resources to support their operations. With respect to certain of our services, we also compete with major, multinational companies, including Schlumberger, Halliburton and Baker Hughes. Competition is based on a number of factors, including performance, safety, quality, reliability, service, price, response time and, increasingly, breadth of services and products. We maintain both regional and product/services specialist sales teams. Although sales employees tend to be based locally in regions and field locations, we have established a corporate sales team to coordinate sales and marketing efforts with our key accounts. As of January 31, 2020, we had 73 corporate and regional sales representatives with an average of over 10 years of experience. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. We seek to differentiate our company from our competitors by delivering a broad range of non-frac services with the highest-quality equipment and highly competent personnel, which enables us to deliver superior execution and operating efficiency in a safe working environment. By focusing on cultivating our existing customer relationships and maintaining our high standard of customer service, technology, safety, performance and quality of crews, equipment and services, we believe we are equipped to effectively compete and succeed in a competitive market.

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

We maintain a risk management program that covers operating hazards, including products and completed operations, property damage and personal injury claims as well as certain limited environmental claims. Our risk management program includes primary, umbrella and excess umbrella liability policies in excess of $75 million per occurrence, including sudden and accidental pollution claims. We believe that our insurance is sufficient to cover property and casualty liability claims.

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

Information Technology

During the fourth quarter of Fiscal 2018 and the second quarter of Fiscal 2019, we successfully completed the integration of the Motley and Red Bone businesses, respectively, onto our company-wide financial accounting platform, which utilizes a Microsoft-based enterprise resource planning (“ERP”) system together with industry leading asset management software “TrakQuip”. These IT systems provide us with a scalable integrated platform that facilitates highly efficient operations, consolidated invoicing and optimal equipment utilization on both a site and segment basis. Our operating strategy is based upon balancing high asset and personnel utilization levels with consistently superior customer service. As such, our IT systems are integral to effectively managing our business.

Government Regulation and Environmental, Health and Safety Matters

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

Hazardous substances and waste handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the Environmental Protection Agency (the “EPA”), the individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many E&P wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, these oil and gas E&P wastes may still be regulated under state solid waste laws and regulations, and it is possible that certain oil and natural gas E&P wastes now classified as non-hazardous could be classified as hazardous waste in the future. For example, in December 2016, the EPA and environmental groups entered into a consent decree to address EPA’s alleged failure to timely assess its RCRA Subtitle D criteria regulations exempting certain E&P related oil and gas wastes from regulation as hazardous wastes under RCRA. The consent decree required the EPA to propose a rulemaking no later than March 15, 2019 for revision of certain Subtitle D criteria regulations pertaining to oil and gas wastes or to sign a determination that revision of the regulations is not necessary. The EPA concluded in 2019 that it does not need to regulate E&P waste, concluding that states are adequately regulating E&P waste under the Subtitle D provisions of RCRA. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of its customers, which could in turn reduce demand for our services and adversely affect our business.

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

Water discharges

The Federal Water Pollution Control Act (the “Clean Water Act”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency. In

September 2015, a new EPA and U.S. Army Corps of Engineers (the “Corps”) rule defining the scope of federal jurisdiction over wetlands and other waters became effective (the “Clean Water Rule”). The Clean Water Rule was previously stayed nationwide to determine whether federal district or appellate courts had jurisdiction to hear cases challenging the rule. In October 2019, the EPA and the Corps issued a final rule to repeal the Clean Water Rule (the “Repeal Rule”). With the 2019 Repeal Rule, the agencies report that they will implement prior rules and guidance implemented in 1986 nationwide. Following effectiveness of the Repeal Rule in December 2019, the Clean Water Rule is no longer in effect in any state. Legal challenges to the Repeal Rule have been filed in federal court, and the Repeal Rule could be stayed, remanded or repealed. In January 2020, the EPA and the Corps finalized a rule that would revise the definition of “waters of the United States” and replace both the 1986 rule and the Clean Water Rule (the “2020 Rule”). According to the agencies, the 2020 Rule would increase predictability and consistency under the Clean Water Act by clarifying the scope of waters regulated under the Clean Water Act. The 2020 Rule is subject to several pending legal challenges. The 2020 Rule is intended to narrow the definition of “waters of the United States,” but the potential timing of implementation in light of the pending legal challenge and the eventual effect of the 2020 Rule is unclear. The process for obtaining permits has the potential to delay our operations and those of our customers. Spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

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

Hydraulic fracturing

Our businesses are dependent on our customers’ hydraulic fracturing and horizontal drilling activities. Hydraulic fracturing is an important and common practice that is used to stimulate production of hydrocarbons, particularly natural gas, from tight formations, including shales. The process, which involves the injection of water, sand and chemicals under pressure into formations to fracture the surrounding rock and stimulate production, is typically regulated by state oil and natural gas commissions. However, federal agencies have asserted regulatory authority over certain aspects of the process. For example, the EPA has asserted federal regulatory authority pursuant to the federal Safe Drinking Water Act over certain hydraulic fracturing activities involving the use of diesel fuels and published permitting guidance in February 2014 addressing the performance of such activities using diesel fuels. In 2016, the EPA issued final regulations under the CAA establishing performance standards, including standards for the capture of methane emissions released during hydraulic fracturing. In June 2017, the EPA proposed to stay the requirements for a period of two years and revisit implementation of the 2016 methane standards in their entirety. In September 2018, the EPA proposed amendments to relax or rescind certain of the 2016 standards. Various industry and environmental groups have separately challenged both the methane requirements and the EPA’s attempts to delay implementation of the rule. In August 2019, the EPA issued additional proposed amendments that would rescind requirements related to the regulation of methane emissions from the oil and gas industry. Neither of the proposed rulemakings has been finalized, and implementation remains uncertain. The Bureau of Land Management (the “BLM”) previously finalized similar limitations on methane emissions from venting and flaring and leaking equipment from oil and natural gas activities on public lands, but in September 2018, the BLM issued a rule that rescinds or relaxes certain of these limitations. California and New Mexico have challenged the rule in ongoing litigation. As a result, future implementation of both the EPA and BLM methane rules is uncertain at this time. However, given the long-term trend towards increasing regulation, future federal regulation of methane and other greenhouse gas emissions from the oil and gas industry remain a possibility.

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

Employees

As of January 31, 2020, we had approximately 1,370 employees. Approximately 85% of our employees are engaged in operations, quality and purchasing, 5% in sales and marketing and 10% in finance, human resources, IT and general administration. Our employees are not unionized, and we consider our employee relations to be good.

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

Risks Relating to Our Business

We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, is currently experiencing a significant downturn and has experienced additional significant downturns in recent years, which are currently significantly affecting, and have in recent years significantly affected, the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations.

Our revenues are primarily generated from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. Additionally, developments that adversely affect oil and natural gas drilling and production services could reduce our customers’ willingness to make such expenditures and materially reduce our customers’ demand for our services and associated product offerings, resulting in a material adverse effect on our business, financial condition and results of operations.

The predominant factor that would reduce demand for our services and associated product offerings would be a reduction in land‑based drilling activity in the continental United States.

In recent years, the oil and gas industry has experienced significant downturns. For example, the oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which led to a sharp decline in U.S. land rig count and an unprecedented decline in operating frac spreads from the second quarter through the end of 2019. These downturns placed unprecedented pressure on both our customers and competitors.

Oil prices declined sharply in March 2020 to levels as low as approximately $21 per barrel as a result of multiple factors affecting levels of supply and demand in global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and national and economic performance are reported, and we cannot predict when prices will improve and stabilize.

Worldwide political, economic and military events as well as natural disasters and global or national health pandemics, epidemics or concerns and other factors beyond our control contribute to oil and natural gas price levels and volatility and are likely to continue to do so in the future. Current levels in the price of natural gas, oil or natural gas liquids, as well as ongoing volatility, have had an adverse impact on the level of drilling and E&P activity, which could materially and adversely affect the demand for our services and the rates we are able to charge for our services. We negotiate the rates payable under our contracts based on prevailing market rates, and the rates we are able to charge will fluctuate with market conditions. Furthermore, future higher commodity prices may not necessarily translate into increased drilling activity because our customers’ expectations of future prices also influence their activity. Lower industry demand for oilfield services may persist for a significant period, which would materially adversely affect the rates that we are able to charge and the demand for our services. Additionally, we may incur costs and have downtime any time our customers’ activities are refocused towards different drilling regions.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, the extent and duration of price reductions and increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies, the impact of the ongoing COVID-19 outbreaks and conditions in the U.S. oil and gas industry and the resulting demand for domestic land oilfield services. The reduction in oil prices and the ongoing effects of the global COVID-19 outbreaks will likely result in a global recession, with the possibility of numerous bankruptcies of E&P companies and oilfield services companies during 2020 and a significant decline in demand and prices for oilfield services during 2020. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

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
•

global or national health pandemics, epidemics or concerns, such as the recent COVID-19 outbreaks, which have reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;

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

We have operated at a loss, and there is no assurance of our profitability in the future.

We have experienced periods of low demand for our services and have incurred operating losses. As discussed above, current commodity prices and the effects of the COVID-19 outbreaks are likely to result in a global recession with the potential for numerous E&P and oilfield services company bankruptcies and a significant decline in demand and prices for our services in 2020. See “—We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, is currently experiencing a significant downturn and has experienced additional significant downturns in recent years, which are currently significantly affecting, and have in recent years significantly affected, the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations.” We may not be able to reduce our costs or increase our revenues sufficiently to achieve profitability and generate positive operating income. We may incur further operating losses and experience negative operating cash flow, which may be significant. We cannot predict the ultimate magnitude or duration of the severe decline in oil and gas prices and the ongoing COVID-19 outbreaks or when our business may no longer be adversely affected.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

The reduction in oil prices to current levels and the ongoing effects of the global COVID-19 outbreaks will likely result in a global recession, with the possibility of numerous bankruptcies of E&P companies and oilfield services companies during 2020 and a significant decline in demand and prices for oilfield services during 2020. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers. A prolonged period of economic slowdown and/or recession in the United States, particularly if coupled with a prolonged slowdown in the E&P industry, would materially and adversely impact our business, financial condition and results of operations.

The oil and gas industry has historically been both cyclical and seasonal. Activity levels historically have been driven primarily by E&P company capital spending, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels, and our customers’ capital and operating budgets. All of these indicators are generally driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. oil and natural gas prices are correlated with global oil price movements, they are also affected by local market weather and consumption patterns.

Over the past several years, and particularly during the latter half of 2019, an increasing number of E&P companies increased their focus on generating free cash flow; as a result, if oil prices drop or spending for activities exceeds budgeted amounts earlier in their fiscal years, many E&P companies will sharply curtail spending, which negatively impacts demand for our services. This practice has been commonly referred to as “budget exhaustion” in the industry. The lack of notice of budget exhaustion negatively impacts our hiring practices and operating efficiencies. As an example, revenues and operating earnings in the first half of Fiscal 2019 were $310.7 million and $13.4 million, respectively, as compared to revenues and operating loss (exclusive of $47.0 million of intangible asset impairment charges) in the second half of Fiscal 2019 of $233.3 million and $(42.1) million, respectively.

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

We intend to fund our future capital expenditures primarily with cash flows from operating activities and existing cash balances. To the extent our cash and cash flows from operating activities are not sufficient, we could borrow under our $100.0 million senior secured asset-based lending facility (the “ABL Facility”). Availability under the ABL Facility is determined primarily by a borrowing base formula calculated based on a percentage of our accounts receivable and inventory ($60.0 million as of January 31, 2020). The amount of availability under our ABL Facility will be reduced by the greater of $10.0 million or 15% of the borrowing base during any period for which our fixed charge coverage ratio is not at least 1:1 for the trailing four quarters for which financial statements have been delivered. While our fixed charge coverage ratio exceeded 1:1 for the trailing four quarters ended January 31, 2020, to the extent our Consolidated EBITDA for future quarters declines as compared to the same period in the prior year, such as due to declining revenues from the current ongoing macro-economic factors, our fixed charge coverage ratio for the trailing four quarter period may fall below 1:1, in which case, the amount of availability under the ABL Facility would be reduced by the greater of $10.0 million or 15% of the borrowing base until we regain compliance with the 1:1 fixed charge coverage ratio as measured upon the delivery of our quarterly or annual financial statements. If our cash, cash flows from operating activities and borrowings under the ABL Facility are not sufficient to fund our capital expenditures, we would be required to fund these expenditures through the incurrence of additional debt or the issuance of debt or equity securities or pursue alternative financing plans, such as refinancing or restructuring future debt, selling assets or reducing or delaying acquisitions or capital investments, such as planned upgrades or acquisitions of equipment and refurbishments of equipment, even if previously publicly announced.

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

If we fail to continue to meet all applicable listing requirements, our common stock may be delisted from The Nasdaq Global Select Market, which could have an adverse impact on the liquidity and trading price of our common stock.

Our common stock is currently listed on The Nasdaq Global Select Market, which has qualitative and quantitative listing criteria. If we are unable to meet any of the Nasdaq listing requirements in the future, including, for example, if the closing bid price for our common stock falls below $1.00 per share for 30 consecutive trading days, Nasdaq could determine to delist our common stock. On March 20, 2020, the closing bid price for our common stock on The Nasdaq Global Select Market was $0.97. A delisting of our common stock could negatively impact us by, among other things, reducing the liquidity and market price of our common stock, reducing the number of investors willing to hold or acquire our common stock, which could negatively impact our ability to raise equity financing or to use our common stock as consideration for acquisitions, decreasing the amount of news and analyst coverage of the company, and limiting our ability to issue additional securities or obtain additional financing in the future.

We face risks from activism against and negative investor sentiment towards the oil and gas industry.

Opposition towards oil and gas drilling and development activity has been growing globally and is particularly pronounced in the U.S. Furthermore, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry. Companies in the oil and gas industry have frequently been the target of activist efforts regarding safety, environmental matters, sustainability, human rights and business practices. In addition, some investors, including certain investment advisers, sovereign wealth funds, pension funds, university endowments and family foundations have introduced policies to disinvest in the oil and gas sector for stated social and environmental considerations. Commercial and investment banks have also faced pressure to stop financing oil and gas production and related projects. Such developments, along with environmental activism and climate change and air pollution initiatives, could have an adverse effect on the trading price of our common stock and may also result in a reduction of available capital funding for potential oil and gas development projects, which could reduce demand for our services. If activism against oil and gas exploration and production persists or increases, it could have a material adverse effect on our business, financial condition and results of operations.

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

We do not have long term contracts with third party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, chargers and other tools and equipment used in our operations. If demand for goods and services exceeds supply, such as from disruptions to the supply chain or supplier bankruptcies, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the twelve months ended January 31, 2020, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 25% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a disruption to the supply chain or upon a bankruptcy of one or more of these suppliers or upon a shortage in our industry. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

If suppliers are unable to supply us with the products in our operations in a timely manner, in adequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.

We depend on third-party companies to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, with adequate quantities or at a desired price. Factors affecting suppliers can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability, global or national health pandemics, epidemics or concerns, such as the recent COVID-19 outbreaks, and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices and/or the unfavorable allocation of products by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our business, financial condition and results of operations.

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

In addition, regulations issued by environmental regulators can have an adverse impact on our trucking costs, and therefore, on our results of operations. Environmental Protection Agency regulations limiting exhaust emissions became more restrictive in 2010. In 2010, an executive memorandum was signed directing the National Highway Traffic Safety Administration (the “NHTSA”) and the EPA to develop new, stricter fuel efficiency standards for heavy trucks. In 2011, the NHTSA and the EPA adopted final rules that established fuel economy and greenhouse gas standards for medium- and heavy-duty vehicles. These standards apply to model years 2014 to 2018, which are required to achieve an approximate 20% reduction in fuel consumption by model year 2018. In October 2016, the NHTSA and the EPA published new, stricter standards that would apply to trailers beginning with model year 2018 and tractors beginning with model year 2021. As a result of these regulations, we may experience an increase in costs related to truck purchases or rentals and maintenance, an impairment of equipment productivity, a decrease in the residual value of these vehicles and an increase in operating expenses. Proposals to increase federal, state or local taxes, including taxes on motor fuels, are also made from time to time, and any such increase would increase our operating costs. We cannot predict whether, or in what form, any legislative or regulatory changes applicable to our trucking operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business, financial condition and results of operations.

Changes in laws or government regulations regarding hydraulic fracturing could increase our customers’ costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business, financial condition and results of operations.

The adoption of any future federal, state or local laws or implementation of regulations imposing reporting obligations on, or limiting or banning, the hydraulic fracturing process could make it more difficult for our customers to complete natural gas and oil wells. Any such regulations limiting or prohibiting hydraulic fracturing could reduce oil and natural gas E&P activities by our customers and, therefore, adversely affect our business, financial condition and results of operations. Such laws or regulations could also materially increase our costs of compliance and doing business by more strictly regulating how hydraulic fracturing wastes are handled or disposed. In addition, regulatory schemes implemented by quasi-governmental entities could be interpreted to prevent us from providing our services in certain jurisdictions, which could adversely affect our business, financial condition and results of operations.

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

We may be unable to maintain existing prices or implement price increases on our services.

Our ability to maintain our existing prices or to implement price increases depends on our customers’ ability and willingness to pay such prices. As a result and given the volatility in the market, we may not be successful in maintaining our existing prices or, in the future, implementing price increases. As discussed above, current commodity prices and the effects of the COVID-19 outbreaks are likely to result in a global recession and a significant decline in demand and prices for our services in 2020, and we cannot predict the ultimate magnitude or duration of the severe decline in oil and gas prices and the ongoing COVID-19 outbreaks on the prices we charge. See “—We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, is currently experiencing a significant downturn and has experienced additional significant downturns in recent years, which are currently significantly affecting, and have in recent years significantly affected, the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations.” The inability to maintain our pricing or to increase our pricing from reduced levels could have a material adverse effect on our business, financial condition and results of operations.

There could also be pressure on our pricing and limitations on our ability to increase prices during future periods of increased market demand when a significant amount of new service capacity, including new well service rigs, wireline units and coiled tubing units, may enter the market. In periods of high demand for oilfield services, a tighter labor market may result in higher labor costs. During such periods, our labor costs could increase at a greater rate than our ability to raise prices. Also, we may not be able to successfully increase prices without adversely affecting our activity levels. Even if we are able to increase our prices in future periods, we may not be able to do so at a rate that is sufficient to offset any rising costs, which could have a material adverse effect on our business, financial condition and results of operations.

We operate in highly competitive markets and our failure to compete effectively may negatively impact our business, financial condition and results of operations.

The markets in which we operate are highly competitive. Price competition, equipment availability, location and suitability, experience of the workforce, safety records, reputation, operating integrity and the condition of equipment are all factors used by customers in awarding contracts. Our competitors are numerous and may have greater financial and technological resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The competitive environment has intensified as recent mergers among E&P companies have reduced the number of available customers and may further increase if E&P company bankruptcies further reduce the number of available customers. The fact that certain oilfield services equipment is mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. In addition, any increase in the supply of hydraulic fracturing fleets could have a material adverse impact on market prices. This increased supply could also require higher capital investment to keep our services competitive.

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

Competitive pressures could reduce our market share or require us to reduce the price of our services and products, particularly during industry downturns, either of which could harm our business, financial condition and results of operations. Significant increases in overall market capacity have also caused active price competition and led to lower pricing and utilization levels for our services and products. The competitive environment has intensified since the industry downturn that began in late 2014, which caused an oversupply of, and reduced demand for, oilfield services, and we have seen substantial reductions in the prices we can charge for our services. Any significant future increase in overall market capacity for completion, intervention and production services may adversely affect our business, financial condition and results of operations.

If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.

Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the year ended January 31, 2020, no single customer accounted for more than 10% of our revenues. Our top five customers for the year ended January 31, 2020 together accounted for approximately 29% of our revenues. A reduction in purchases of our products and services by or the loss of one of our larger customers for any reason, such as the current industry conditions and economic downturn, insolvency of a customer, decreased production, changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, failure to adequately service our clients or a strike, could have a material adverse effect on our business, financial condition and results of operations.

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

We have $250.0 million principal amount outstanding of Notes due 2025, and we may incur additional debt under our ABL Facility or otherwise to finance our operations or for future expansion, including funding acquisitions. A high degree of leverage could have important consequences to us. For example, it could:

•	increase our vulnerability to adverse economic and industry conditions;
•

require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;
•	place us at a disadvantage compared to our competitors that are less leveraged;
•	limit our flexibility in planning for, or reacting to, changes in our business and in our industry; and
•	make us vulnerable to increases in interest rates if we borrow under our ABL Facility, as any such borrowings would be made at variable interest rates.

Our ability to borrow under the ABL Facility will depend upon availability thereunder. The amount of our availability is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria as well as our maintaining a minimum fixed charge coverage ratio. Our ability to make payments on and refinance our current debt and any future debt that we may incur will depend on our ability to generate cash in the future from operations, financings or asset sales. Our ability to generate cash is subject to general economic, financial, competitive, legislative, regulatory and other factors that we cannot control. If we cannot service our debt or repay or refinance our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing financing in the future for working capital, capital expenditures and other general corporate purposes or (2) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders or other investors who hold debt that we fail to service or on which we otherwise default could also accelerate amounts due, which could in such an instance potentially trigger a default or acceleration of other debt we may incur.

The indenture that governs the Notes and the credit agreement that governs the ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.

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

Our acquisition activities, including our acquisitions of Motley, Red Bone and Tecton, may involve unanticipated delays, costs and other problems. If we encounter unanticipated problems with one of our acquisitions, our senior management may be required to divert attention away from other aspects of our business. We may lose key employees and customers of the acquired businesses, including those of Motley, Red Bone and Tecton, and we may be unable to commercially develop acquired technologies. We also risk entering markets in which we have limited prior experience. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities that we assume or incur in connection with acquisitions we complete. Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate such acquired businesses. We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all. In addition, if we elect to utilize shares of common stock or other equity securities as consideration for one or more acquisitions or business combinations, or if we issue common stock or other equity securities in order to finance one or more acquisitions, existing stockholders of our company could experience dilution in the value of their securities, which could be material.

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

To conduct our business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The risk of impairment may be heightened for the duration of the current industry conditions, which may persist for a prolonged period. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. As part of our strategy, we may make additional acquisitions, which may result in the addition of duplicative assets. In the event such an acquisition results in the combined assets of our Company and the acquired assets being in excess of any reasonable forecast of future need, the excess portion of the book value of these assets may be judged to be impaired. In accordance with Accounting Standards Codification (“ASC”) 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, oil and gas price and industry projections, discount rates and other judgmental factors. We would be required to record any such impairment losses resulting from any such test as a charge to operating results. To perform the annual assessment, we utilize a combination of income and market-based approaches to value the reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins and working capital requirements, which are based upon our long-term strategic plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. Any future impairment loss could have a material non-cash adverse impact on our results of operations. As of January 31, 2020, our management believes the estimated fair value of our reporting unit with a goodwill balance, our indefinite lived intangible assets and each of our long-lived assets were each in excess of their carrying values. There were no indicators of goodwill or intangible asset impairment at January 31, 2020.

The abrupt deterioration in industry conditions, which began in the third quarter and accelerated through the end of our fourth quarter of Fiscal 2019, was driven by a sharp decline in U.S. land rig count and an unprecedented decline in operating frac spreads from the second quarter through the end of 2019. The decline in E&P activity resulted in lower demand levels and lower current and expected revenues for our business, which led us to accelerate our annual testing for asset impairment into the third quarter. As a result, we reported a non-cash asset impairment charge of $47.0 million in Fiscal 2019. Based on the impairment indicators above, we performed a long-lived asset impairment analysis and concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying amount of each segment’s asset group as of October 31, 2019 and December 31, 2019.

Our total assets include intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported financial results.

Our total assets include intangible assets. Our intangible assets consist principally of goodwill and other identified intangible assets associated with our acquisitions. On at least an annual basis, we assess whether there has been an impairment in the value of goodwill and other intangible assets with indefinite lives. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the amount is written down to fair value. Under GAAP, this would result in a non-cash charge to operating earnings. The risk of write-downs may be heightened for the duration of the current industry conditions, which may persist for a prolonged period. Any determination requiring the non-cash write-off of a significant portion of goodwill or unamortized identified intangible assets would negatively affect our results of operations and total capitalization, which could be material. For example, during the year ended January 31, 2020, we recorded a non-cash goodwill impairment charge of $47.0 million. There were no impairment charges recorded in Fiscal 2018 or 2017. As of January 31, 2020, the balances of goodwill and intangible assets were $28.3 million and $45.8 million, respectively.

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

We have been expanding our available products and services in recent periods. Our inability to properly manage or support future expansion of our business may have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.

We have been expanding our available products and services in recent periods and ay to continue to expand over time through the internal expansion of products and services and potential acquisitions. Any such expansion, if achieved, could place significant demands on our management team and our operational, administrative and financial resources. We may not be able to expand effectively or manage our expansion successfully, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.

Our assets require capital for maintenance, upgrades and refurbishment, and we may require capital expenditures for new equipment.

Our equipment requires periodic capital investment in maintenance, upgrades and refurbishment to maintain its competitiveness. Our equipment typically does not generate revenue while it is undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Moreover, if the current period of low demand for our services and challenging business conditions in the energy sector generally persists for a prolonged period, we may be unable to make capital investments. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, financial condition and results of operations.

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

Uncertainty related to the LIBOR calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our future debt obligations.

Any borrowings under our ABL Facility will bear interest based on a base rate or a LIBOR based rate. LIBOR is calculated by reference to a market for interbank lending, and it is based on increasingly fewer actual transactions. This reduction increases the subjectivity of the LIBOR calculation process and increases the risk of manipulation. Actions by regulators or law enforcement agencies, as well as the ICE Benchmark Administration (the current LIBOR administrator), may result in changes to how LIBOR is determined or the establishment of alternative reference rates. For example, in 2017, the U.K. Financial Conduct Authority announced that it intends to stop persuading or compelling banks to submit LIBOR rates after 2021. U.S. dollar LIBOR is likely to be replaced by the Secured Overnight Financing Rate (“SOFR”) published by the Federal Reserve Bank of New York, but the timing of this change is unknown. SOFR is an overnight rate rather than a term rate, making it an inexact replacement for LIBOR, and there is not currently an established process for creating robust, forward-looking, SOFR term rates.

Changing the benchmark rate for LIBOR loans from LIBOR to SOFR will require calculations of a spread. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between borrowers, lenders and contractual counterparties as a result of the switch to SOFR, but there can be no assurance that the calculated spread will be fair and accurate. We cannot predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. If LIBOR ceases to exist, we may need to renegotiate our ABL Facility to determine a replacement interest rate for LIBOR with the new standard that is established. If we were unable to agree to an amendment to our ABL Facility to replace LIBOR, any borrowings under our ABL Facility would bear interest at the base rate, which has historically been higher than the LIBOR based rate. The potential effect of any such event or our future borrowing costs for any borrowings under our ABL Facility cannot yet be determined.

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

Each of KLX and KLX Energy Services determined that it was solvent at the time of the spin-off (including immediately after the distribution of shares of KLX Energy Services common stock), will be able to repay its debts as they mature following the spin-off and have sufficient capital to carry on its businesses and the spin-off, and the distribution was made entirely out of surplus in accordance with Section 170 of the DGCL. The expectations of the board of directors of KLX in this regard were based on a number of assumptions, including its expectations as to the post-spin-off operating performance and cash flow of each of KLX and KLX Energy Services and its analysis of the post-spin-off assets and liabilities of each company. We cannot assure you, however, that a court would reach the same conclusions as the board of directors of KLX in determining whether KLX or we were insolvent at the time of, or after giving effect to, the spin-off or whether lawful funds were available for the separation and the distribution to KLX’s stockholders.

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

We may sell shares of common stock in the future. We may also issue additional shares of common stock, including as employee compensation or as consideration in one or more acquisitions or other business combination transactions. As of January 31, 2020, we had outstanding approximately 25.0 million shares of our common stock. We also have registered 3,225,000 shares of common stock reserved for issuance under our LTIP, 200,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan and 300,000 registered shares are reserved for issuance under our Non-Employee Directors Stock and Deferred Compensation Plan. Of those shares initially registered and reserved for issuance, as of January 31, 2020,  approximately 3,085,000 restricted shares of common stock were granted in connection with equity awards to management, directors and employees and approximately 230,000 shares remain available for future issuance. The restricted shares outstanding include approximately 1,985,000 shares of restricted stock that were granted to certain members of our management under our LTIP on September 14, 2018, the spin-off distribution date, aggregating approximately 8% of our shares outstanding on January 31, 2020. The shares of restricted stock granted on the distribution date will vest ratably over four years from the distribution date, with one quarter of the shares vesting on each anniversary of the distribution date, subject to accelerated vesting under certain circumstances. In addition, the final installment of consideration for the Motley acquisition ($3.0 million) payable to certain employees of Motley in shares of our common stock will be made in November 2020, the second anniversary of the closing of the Motley transaction. The number of shares to be issued will be determined based on the volume weighted average trading price of our shares for the 10 trading days ending two trading days prior to the issuance of the shares. We may, at our option, elect to pay the installment in cash in lieu of issuing the shares.

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

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover.

In addition, because we have not chosen to be exempt from Section 203 of the DGCL, this provision could also delay or effectively prevent a change of control that some stockholders may favor. In general, Section 203 provides that, subject to limited exceptions, persons that, together with their affiliates and associates, acquire ownership of 15% or more of the outstanding voting stock of a Delaware corporation shall not engage in any “business combination” with that corporation or its subsidiaries, including any merger or various other transactions, for a three-year period following the date on which that person became the owner of 15% or more of the corporation’s outstanding voting stock.

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

Our amended and restated bylaws provide that, unless we otherwise consent in writing to selection of an alternative forum, the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of KLX Energy Services, any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of KLX Energy Services to KLX Energy Services or KLX Energy Services’ stockholders, any action asserting a claim arising pursuant to any provision of the Delaware General Corporation Law (the “DGCL”), KLX Energy Services’ certificate of incorporation or the bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for intra-corporate disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

Utilizing the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We qualify as an “emerging growth company” and are therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. Pursuant to these reduced disclosure requirements, emerging growth companies are not required to, among other things, hold stockholder advisory votes on executive compensation or obtain stockholder approval of any golden parachute payments not previously approved. In addition, emerging growth companies have longer phase-in periods for the adoption of new or revised financial accounting. We would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period.

We intend to utilize certain of the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable.

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

ITEM 1B.  UNRESOLVED STAFF COMMENTS

None.

ITEM 2.  PROPERTIES

As of January 31, 2020, we had 34 principal operating facilities. The following table describes the principal facilities and indicates the location and ownership type of each location.

City	Segment	Ownership
El Reno, OK	Northeast/Mid-Con	Lease
Pecos, TX	Southwest	Lease
Williston, ND	Rocky Mountains	Lease
Pleasanton, TX	Southwest	Own
Hallsville, TX	Northeast/Mid-Con	Lease
Johnstown, CO	Rocky Mountains	Own
Midvale, OH	Northeast/Mid-Con	Lease
Bridgeport, WV	Northeast/Mid-Con	Lease
Clintwood, VA	Northeast/Mid-Con	Lease
Midland, TX	Southwest	Lease
Cotulla, TX	Southwest	Own
Williston, ND	Rocky Mountains	Own
Bossier City, LA	Northeast/Mid-Con	Lease
Oklahoma City, OK	Northeast/Mid-Con	Lease
LaSalle, CO	Rocky Mountains	Lease
Dickinson, ND	Rocky Mountains	Lease
Eunice, NM	Southwest	Lease
Elk City, OK	Northeast/Mid-Con	Own
Powell, WY	Rocky Mountains	Lease
Houston, TX	Corporate Administrative Headquarters	Lease
Gillette, WY	Rocky Mountains	Own
Simpson District, WV	Northeast/Mid-Con	Lease
Kenedy, TX	Southwest	Lease
Gillette, WY	Rocky Mountains	Lease
Wellington, FL	Corporate Administrative Headquarters	Lease
Vernal, UT	Rocky Mountains	Lease
Odessa, TX	Southwest	Lease
Monahans, TX	Southwest	Lease
Tioga, PA	Northeast/Mid-Con	Lease
Casper, WY	Rocky Mountains	Lease
Sterling, CO	Rocky Mountains	Lease
Weatherford, TX	Southwest	Own
Rock Springs, WY	Rocky Mountains	Lease
Arnegard, ND	Rocky Mountains	Lease

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

There are no material pending legal proceedings, other than the ordinary routine litigation incidental to the business discussed above, to which we are a party of or of which any of our property is the subject. See Note 8. “Commitments, Contingencies and Off-Balance Sheet Arrangements” to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 4.  MINE SAFETY DISCLOSURES

Not Applicable.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “KLXE”.

On March 20, 2020, the last reported sale price of our common stock as reported by Nasdaq was $1.00 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 1,151 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

We have provided a line graph comparing the cumulative total stockholder return on our common stock between September 17, 2018 (our first trading day on the Nasdaq) and January 31, 2020 to the cumulative total returns of the S&P 500 Index and the Philadelphia Stock Exchange’s (“PHLX”) Oil Service Sector Index (“OSX”).

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

Unregistered Sales of Equity Securities and Use of Proceeds

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended January 31, 2020:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2019 - November 30, 2019	—	$—	—	$48,859,603
December 1, 2019 - December 31, 2019	4,792	6.41	—	48,859,603
January 1, 2020 - January 31, 2020	—	—	—	48,859,603
Total	4,792		—

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

The following table presents selected historical financial data for the periods indicated below. We derived the selected historical statements of earnings data for the years ended January 31, 2020, 2019 and 2018 and the balance sheet data as of January 31, 2020 and 2019 from our audited consolidated financial statements included elsewhere in this Form 10‑K. We derived the selected historical financial data as of January 31, 2018, 2017 and 2016 and for the fiscal years ended January 31, 2017 and 2016 from audited financial statements. We derived the selected historical financial data as of January 31, 2016 from KLX’s accounting records.

The historical statements of (loss) earnings for periods prior to September 14, 2018 reflect allocations of general corporate expenses from KLX, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, KLX Energy Services. The allocations may not, however, reflect the expense we would have incurred as a stand‑alone public company for the periods presented. Actual costs that may have been incurred if we had been a stand‑alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

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

	Year Ended
	January 31, 2020	January 31, 2019	January 31, 2018	January 31, 2017	January 31, 2016
Statements of Earnings Data:
Service revenues	$544.0	$495.3	$320.5	$152.2	$251.2
Cost of sales(1)	470.0	370.4	269.1	181.3	282.8
Selling, general and administrative(1)	100.0	100.4	73.4	60.1	78.5
Research and development costs	2.7	2.4	2.0	0.3	—
Goodwill impairment charge(2)(3)	47.0	—	—	—	310.4
Long-lived asset impairment charge(3)	—	—	—	—	329.8
Operating (loss) earnings	(75.7)	22.1	(24.0)	(89.5)	(750.3)
Interest expense, net	29.2	7.1	—	—	—
(Loss) earnings before income taxes	(104.9)	15.0	(24.0)	(89.5)	(750.3)
Income tax (benefit) expense	(8.5)	0.6	0.1	0.1	0.1
Net (loss) earnings	$(96.4)	$14.4	$(24.1)	$(89.6)	$(750.4)
Basic net (loss) earnings per share(4):
Net (loss) earnings	$(4.32)	$0.72	$(1.20)	$(4.46)	$(37.33)
Weighted average common shares	22.3	20.1	20.1	20.1	20.1
Diluted net (loss) earnings per share(4):
Net (loss) earnings	$(4.32)	$0.71	$(1.20)	$(4.46)	$(37.33)
Weighted average common shares	22.3	20.2	20.1	20.1	20.1
Balance Sheet Data (end of period):
Working capital	$163.7	$223.1	$38.1	$14.8	$9.0
Goodwill, intangible and other assets, net	88.1	92.6	8.2	3.6	6.1
Total assets	623.4	672.8	273.8	205.0	234.8
Stockholders’ equity	312.2	340.7	224.6	178.0	192.1
Other Data:
Depreciation and amortization	64.1	41.5	33.5	36.2	46.6

(1)

For the year ended January 31, 2020, cost of sales and selling, general and administrative (“SG&A”) expense include $7.2 and $17.3, respectively, of costs primarily associated with cost rationalization and other costs, asset impairment costs and new product service line introduction costs as we rolled out large diameter coil tubing and flowback and testing services to additional geographic regions (collectively, “Costs as Defined”). For the year ended January 31, 2019, cost of sales and SG&A expense include $0.4 and $30.2, respectively, of costs primarily associated with the completion of the merger of the Aerospace Solutions business of KLX Inc. (“KLX”) with The Boeing Company, the spin-off of the company from our former parent, KLX, including $10.7 of non-cash compensation expense related to the acceleration of unvested shares held by our employees, the amendment of the ABL Facility due to the issuance of $250.0 of Notes and the acquisition of Motley (collectively, “Fiscal 2018 Costs as Defined”). For the year ended January 31, 2018, cost of sales and SG&A expense include $0.3 and $3.3, respectively, of costs primarily associated with KLX’s strategic alternatives review and also a restructuring of the Eagle Ford region. For the year ended January 31, 2016, cost of sales and SG&A expense include $23.1 and $15.4, respectively, primarily associated with business separation and start-up costs such as costs related to the spin-off of KLX from its former parent, expansion initiatives, branding and IT implementation costs.

(2)

During the fiscal year ended January 31, 2020, we recorded a $47.0 goodwill impairment charge. The abrupt deterioration in industry conditions, which began in the third quarter and accelerated through the end of our fourth quarter of Fiscal 2019, was driven by a sharp decline in U.S. land rig count and an unprecedented decline in operating frac spreads from the second quarter through the end of 2019. The decline in E&P activity resulted in lower demand levels and lower current and expected revenues for our business, which led us to perform an interim goodwill impairment test in the third quarter. As a result, we reported a non-cash asset impairment charge of $47.0 in Fiscal 2019.

(3)

During the fiscal year ended January 31, 2016, we recorded a $640.2 goodwill and long-lived asset impairment charge. The rapid downturn in the oil and gas industry, including the nearly 75% decrease in the number of onshore drilling rigs and the resulting significant cutback in capital expenditures by our customers, resulted in a significant adverse change in the business climate, which indicated that our goodwill was impaired and our long-lived assets might not be recoverable. As a result, during the third quarter ended October 31, 2015, we performed an interim goodwill impairment test and a long-lived asset recoverability test and determined that our goodwill was fully impaired and recorded a pre-tax impairment charge of $310.4. Further, we utilized a combination of cost and market approaches to determine the fair value of our long-lived assets, resulting in an impairment charge of $177.8 related to identified intangibles and $152.0 related to property and equipment.

(4)

On September 14, 2018, KLX distributed to its stockholders of record as of the close of business on September 3, 2018, 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. January 31, 2018, 2017 and 2016 basic and diluted net loss per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution. See Note 10 to our audited consolidated financial statements included elsewhere in this Form 10-K.

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

Our consolidated financial statements, which we discuss below, reflect our historical financial condition, results of operations and cash flows. The financial information for periods prior to the spin-off from KLX on September 14, 2018 included in this Form 10-K may not necessarily reflect what our financial condition, results of operations or cash flows would have been had we been operated as a separate, independent entity during all periods presented. In this section, dollar amounts are shown in millions, except for per share and per barrel amounts or as otherwise specified.

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

We work with our customers to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals with greater completion intensity per well. We believe future revenue growth opportunities will continue to be driven by increases in the number of new customers served and the breadth of services we offer to existing and prospective customers.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 20 patents and 18 U.S. and foreign pending patent applications. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

We utilize contract manufacturers to produce our products, which, in many cases, our engineers have developed from input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. We have found that doing so leverages our technical strengths as well as those of our technology partners. These PSLs are modest in cost to the customer relative to other well construction expenditures but have a high cost of failure and are, therefore, “mission critical” to our customers’ outcomes. We believe our customers have come to depend on our decades of combined field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company to service customers when they are drilling and completing complex wells and remediating older legacy wells.

KLX Energy Services was initially formed from the combination and integration of seven private oilfield service companies acquired over the 2013 through 2014 time period. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses, to align our services, our people and our assets across all the geographic regions where we maintain a presence. We established a matrix management organizational structure, where each regional manager has the resources to provide a complete suite of services, supported by technical experts in our primary service categories. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing services, further enhancing our completion tools business. We successfully completed the integration of the Motley business during Fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Red Bone business during Fiscal 2019. We have endeavored to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

Following the acquisition of Motley, we have invested in seven additional large diameter coil tubing spreads which we believe will allow us to gain a greater share of customer spend by pulling through the Company’s broad range of asset light services.

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, E&P companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We have been awarded 20 U.S. patents and have 18 U.S. and foreign pending patent applications, which we believe differentiates us from our regional competition and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors who do not discretely dedicate their resources to the services we provide.

Our business strategy seeks to generate attractive returns on capital through the provision of differentiated services and the prudent application of our cash flow to select targeted opportunities, with the potential to deliver high returns that we believe offer superior margins over the long-term and short payback periods. Our services generally require less expensive equipment, which is also less expensive to maintain, and fewer people than many other oilfield service activities. In addition to the superior margin potential of our differentiated services, we believe the rising level of completion intensity in our core operating areas contributes to improved margins and returns on services provided for those wells. As part of our returns-focused approach to capital spending, we are focused on maintaining a capital efficient program with respect to the development of new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment.

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. For example, the oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, principally due to the E&P companies’ intense focus on capital discipline and free cash flow generation and customer budget exhaustion, which led to a sharp decline in U.S. land rig count and an unprecedented decline in operating frac spreads from the second quarter through the end of 2019. These downturns placed unprecedented pressure on both our customers and competitors.

As a result of the ongoing decrease in global demand for oil and gas resulting from the recent COVID-19 outbreaks, in March 2020, members of OPEC and Russia considered extending their agreed oil production cuts and making additional oil production cuts. Negotiations were unsuccessful, and Saudi Arabia announced an immediate significant reduction in its oil export prices, and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. Oil and natural gas prices declined sharply immediately following these announcements and have further declined to levels as low as approximately $21 per barrel.

Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, the extent and duration of price reductions and increased production by OPEC members and other oil exporting nations; the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies, the impact of the ongoing COVID-19 outbreaks and conditions in the U.S. oil and gas industry and the resulting demand and pricing for domestic land oilfield services.

The reduction in oil prices to current levels and the ongoing effects of the global COVID-19 outbreaks will likely result in a global recession, with the possibility of numerous bankruptcies of E&P companies and oilfield services companies during 2020 and a significant decline in demand and prices for oilfield services during 2020. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

Despite very difficult industry conditions during the second half of 2019, we were able to execute our strategy to expand our key product service lines, including coil tubing spreads, flowback and testing, and we expanded our intervention capabilities in the Mid-Con, Northeast and South Texas. We believe these actions will allow us to increase our share of customer spend as we deploy coil tubing spreads and continue to pull through asset light services such as flowback, thru-tubing and pressure control services, while leveraging our recently enhanced cost structure.

We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across all major basins, while preserving a solid balance sheet, maintaining sufficient operating liquidity and prudently managing our capital expenditures.

We believe we have positioned our company to operate successfully as a standalone company as a result of the numerous initiatives we undertook during the integration of the seven businesses acquired while we were part of KLX Inc. (the “Former Parent” or “KLX”). We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our positive cash provided by operating activities in Fiscal 2019. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. We believe our services often generate margins superior to our competitors based upon the differential quality of our performance, and that these margins can contribute to free cash flow generation. The required investment in our business includes both working capital (principally for account receivables growth tied to increasing revenues) and capital expenditures for both maintenance of existing assets and growth. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-lite nature of our services, the average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets.

The Spin‑off

On September 14, 2018, we completed our spin-off from KLX and became an independent, publicly-traded company. In connection with the consummation of the spin-off, KLX Energy Services entered into a number of agreements with KLX. All services under the transition services agreement with KLX were terminated prior to October 31, 2018, and amounts under such agreement were not material for the year ended January 31, 2019. In addition, our undrawn $100.0 asset-based revolving credit facility (“ABL Facility”) is available for borrowing for working capital and other general corporate purposes. The approximately $60.0 availability under the ABL Facility is tied to the aggregate amount of our accounts receivable and inventory that satisfy specified criteria and is subject to further limitation based upon our maintaining a minimum fixed charge coverage ratio. We issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) and, depending on market conditions, we may incur other indebtedness in the future to make additional acquisitions and/or provide for additional cash on the balance sheet, which could be used for future acquisitions.

For the years ended January 31, 2019 and 2018, selling, general and administrative (“SG&A”) expense included allocations of general corporate expenses from KLX for periods through September 14, 2018, the date of the spin-off. The historical consolidated statements of (loss) earnings for periods prior to the spin-off reflect allocations of general corporate expenses from KLX, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Our management considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, KLX Energy Services during such periods. The allocations may not, however, reflect the expense we would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if we had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure. See Note 1. “Description of Business and Summary of Significant Accounting Policies” to our audited consolidated financial statements included elsewhere in this Form 10-K for a description of the costs allocated, the methods of allocation, the reasons for the allocations and how our actual costs may differ from the amounts allocated under the ownership of KLX.

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

Year Ended January 31, 2020 Compared to Year Ended January 31, 2019

The following is a summary of revenues by segment:

	Year Ended
	January 31,	January 31,	Percent
	2020	2019	Change
Southwest	$177.9	$186.2	(4.5)%
Rocky Mountains	216.4	179.7	20.4%
Northeast/Mid-Con	149.7	129.4	15.7%
Total revenues	$544.0	$495.3	9.8%

Revenues for the year ended January 31, 2020 were $544.0, an increase of $48.7, or 9.8%, as compared to the prior year. Revenue growth reflects the addition of coil tubing, flow back and testing services and intervention product service lines during Fiscal 2019, offset by the impact from the aforementioned second half deterioration in industry conditions. Revenues in the first half of Fiscal 2019 increased by approximately $82.5 as compared with the same period in the prior year; revenues in the second half of Fiscal 2019 were approximately $33.8 lower than the same period in the prior year. On a product line basis, completion and intervention services revenues increased approximately 15.3% and 8.9%, respectively, while production revenues declined approximately 3.4%.

Cost of sales for the year ended January 31, 2020 was $470.0, or 86.4% of sales, including $7.2 of Costs as Defined, as compared to the prior year period of $370.4, or 74.8% of sales. Excluding the $7.2 of Costs as Defined ($0.4 in the prior year period), cost of sales was $462.8, or 85.1% of revenues ($370.0, or 74.7% of revenues, in the prior year period), and increased by $92.8 as compared to the prior year period. Cost of sales increased primarily due to the under-absorption of fixed costs as a result of the abrupt deterioration in demand during the second half of 2019 as well as the startup costs associated with the roll out of flowback and testing services and costs to support the roll out of the coiled tubing PSL in both the Northeast/Mid-Con and Rocky Mountains segments.

SG&A expenses for the year ended January 31, 2020, inclusive of Costs as Defined of $17.3, were $100.0, or 18.4% of revenues, as compared with $100.4, or 20.3% of revenues (which included $30.2 of spin-off costs and expenses), in the prior year period. Excluding the Costs as Defined in the current year period ($30.2 in the prior year period), SG&A expenses were $82.7, or 15.2% of revenues, as compared with $70.2, or 14.2% of revenues, in the prior year period. Research and development costs were $2.7 in the current year period as compared to $2.4 in the prior year period, reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

As previously described above and in Note 4 to our audited consolidated financial statements included elsewhere in this Form 10-K, we recorded $47.0 of goodwill impairment charges during the six months ended January 31, 2020. Approximately $22.4 of this charge was attributable to goodwill in the Southwest segment and $24.6 was attributable to goodwill in the Northeast/Mid-Con segment.

Operating loss and operating margin, including Costs as Defined of $24.5 and the goodwill impairment charges of $47.0, were $(75.7) and (13.9)%, respectively. Exclusive of the $24.5 of Costs as Defined ($30.6 in the prior year period) and the $47.0 goodwill impairment charge, current period operating loss was $(4.2) as compared to operating earnings of $52.7 in the prior year period. As previously discussed, operating results were negatively impacted by a number of customers suspending operations for the balance of the year in the Rocky Mountains and Northeast/Mid-Con segments, increased pricing pressure, particularly from natural gas customers in the Northeast/Mid-Con segment, low utilization of wireline assets in the Southwest segment due to our decision not to deploy these assets at pricing offered by our competitors, startup costs associated with the roll out of flowback and testing services and costs to support the roll out of the coiled tubing PSL in both the Northeast/Mid-Con and Rocky Mountains segments.

Income tax benefit was $8.5 for the year ended January 31, 2020, as compared to $0.6 of income tax expense in the prior year period, reflecting the effective tax rate of approximately 8.1% resulting primarily from the benefit recorded in the fourth quarter of Fiscal 2019. The income tax benefit relates to the reduction of the valuation allowance relative to acquired Red Bone and Tecton’s deferred tax liabilities via purchase accounting of approximately $8.9. The benefit is partially offset by current state tax expense of $0.4. Aside from a negligible amount of state and local taxes, there was no income tax expense in the prior year due to the fact that we had established a full valuation allowance against our net deferred tax asset.

Net loss for the year ended January 31, 2020 was $(96.4) as compared to net earnings of $14.4 in the prior year period for the reasons mentioned above as well as $29.2 of interest expense ($7.1 in the prior year period).

Segment Results

The following is a summary of operating (loss) earnings by segment:

	Year Ended
	January 31,	January 31,	Percent
	2020	2019	Change
Southwest	$(54.3)	$3.2	nm
Rocky Mountains	10.1	5.5	83.6%
Northeast/Mid-Con	(31.5)	13.4	(335.1)%
Total operating (loss) earnings	$(75.7)	$22.1	(442.5)%

For the year ended January 31, 2020, Rocky Mountains segment revenues of $216.4 increased by 20.4%, driven by increases in completions, intervention and production of 33.6%, 8.8% and 4.8%, respectively. The Rocky Mountains segment experienced an increase in the number of customers served, increased activity across substantially all product lines, improved adoption rates of recently introduced proprietary tools, including the HydroPullTM tool in combination with our proprietary motor bearing assembly, and dissolvable plugs, as well as approximately $23.1 of growth from the addition of Tecton flowback and testing revenues. The revenue increases were partially offset by a number of customers suspending operations for the latter part of the year due to budget exhaustion and E&P companies’ intense focus on capital discipline and free cash flow generation. Operating earnings and operating margin were approximately $10.1 and 4.7%, increases of 83.6% and 160 basis points, respectively, as compared to the prior year period.

For the year ended January 31, 2020, Northeast/Mid-Con segment revenues of $149.7 increased by approximately 15.7% driven by increases in completions and intervention of 9.1% and 46.6%, respectively, partially offset by a decrease in production of 0.6%. The Northeast/Mid-Con segment experienced an increase in the number of customers served, improved adoption rates of proprietary tools and the March 2019 acquisition of Red Bone. These increases were offset by a number of customers suspending operations for the latter part of the year due to budget exhaustion and E&P companies’ intense focus on capital discipline and free cash flow generation, along with lower activity levels among certain other customers, particularly from natural gas customers. The Northeast/Mid-Con segment has the highest exposure, as a percentage of revenues, to natural gas customers. Natural gas rigs declined by almost 43% as compared with February 2019. As a result of the aforementioned industry conditions and associated goodwill impairment charge of $24.6, as well as unabsorbed fixed costs related to the Red Bone acquisition and the aforementioned subsequent abrupt decline in demand, operating loss and operating margin for the current period were $(31.5) and (21.0)%, respectively.

For the year ended January 31, 2020, Southwest segment revenues of $177.9 decreased 4.5% primarily due to decreases in intervention and production of 18.9% and 21.3%, respectively, partially offset by an increase in completions of 4.5%. The decrease in Southwest segment revenues was primarily driven by lower overall activity levels due to budget exhaustion and E&P companies’ intense focus on capital discipline and free cash flow generation and a decline in wireline revenues as we continued to warm stack the vast majority of our Permian based wireline assets in the weak demand and pricing environment. The decreases were partially offset by the addition of revenues from the Motley acquisition. The Southwest segment also incurred costs to support the rollout of the coiled tubing PSL in both the Northeast/Mid-Con and the Rocky Mountains segments. Primarily as a result of the factors described above, as well as the goodwill impairment attributable to the Southwest segment of $22.4, operating loss was $(54.3) for the year ended January 31, 2020.

Year Ended January 31, 2019 Compared to Year Ended January 31, 2018

The following is a summary of revenues by segment:

	Year Ended
	January 31,	January 31,	Percent
	2019	2018	Change
Southwest	$186.2	$109.5	70.0%
Rocky Mountains	179.7	127.0	41.5%
Northeast/Mid-Con	129.4	84.0	54.0%
Total revenues	$495.3	$320.5	54.5%

Fiscal 2018 revenues were $495.3, an increase of $174.8, or 54.5%, as compared with the same period of the prior year. Revenue growth was driven by a 70.0% increase in Southwest revenues, a 41.5% increase in Rocky Mountains revenues and a 54.0% increase in Northeast/Mid-Con revenues, reflecting a double-digit percentage increase in the number of new customers and a significant increase in the breadth of services provided to existing customers along with the contribution of the Motley acquisition in the Southwest. Year-over-year product line revenue growth for completion, production and intervention services was 77.2%, 50.4% and 21.0%, respectively.

Cost of sales for Fiscal 2018, including $0.4 of Fiscal 2018 Costs as Defined, was $370.4, or 74.8% of sales, as compared to $269.1, or 84.0% of sales, in the prior year. Cost of sales as a percentage of revenues improved by approximately 920 basis points, due to substantially improved results at all three segments of our business resulting from improved market conditions, increased sales of higher margin PSLs and operating leverage.

SG&A expense during Fiscal 2018 was $100.4, or 20.3% of revenues, as compared with $73.4, or 22.9% of revenues, in the prior year. SG&A, as a percentage of revenues, decreased by approximately 260 basis points as compared with the prior year primarily due to increased operating leverage as the 54.5% increase in revenues outpaced the 36.8% increase in SG&A. Excluding the $30.2 of Fiscal 2018 Costs as Defined ($3.3 in the prior year period), SG&A was $70.2, or 14.2% of revenues, and as a percentage of revenues, improved approximately 770 basis points for Fiscal 2018 as compared with the prior year primarily due to the increased operating leverage and a $4.0 gain on the divestiture of certain assets in the Northeast/Mid-Con segment, which was partially offset by new product introduction costs and Motley integration costs. Research and development costs for Fiscal 2018 were $2.4 as compared to $2.0 in the prior year, reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools.

Operating earnings were $22.1, including the $30.6 of Fiscal 2018 Costs as Defined discussed above, as compared to a loss of $(24.0) in the prior year. Exclusive of Fiscal 2018 Costs as Defined, operating earnings of $52.7 for the year ended January 31, 2019 increased by $73.1 reflecting a higher level of activity by our customers throughout our geographic regions and incremental operating leverage. The continued recovery in the major oil and gas producing basins of the onshore U.S. market has resulted in increased demand for our products and services. Additionally, we believe incremental growth has been driven by differentiation in our products and services due to successful R&D initiatives and the quality and depth of our personnel.

Income tax expense for Fiscal 2018 was $0.6 reflecting the effective tax rate of approximately 4% resulting primarily from state and local taxes. The statutory tax rate of 21% offset by a benefit from the Company’s deferred tax assets resulted in no additional tax expense. Aside from a negligible amount of state and local taxes, there was no income tax expense in the prior year due to the fact that we had established a full valuation allowance against our net deferred tax asset.

Net earnings were $14.4 for Fiscal 2018 as compared to a net loss of $(24.1) in the prior year. Net earnings were favorably impacted by the improvements in pricing and activity driven by the overall improvement in the oil and gas sector offset by the $30.6 of aforementioned Fiscal 2018 Costs as Defined.

Segment Results

The following is a summary of operating earnings (loss) by segment:

	Year Ended
	January 31,	January 31,	Percent
	2019	2018	Change
Southwest	$3.2	$(12.8)	125.0%
Rocky Mountains	5.5	(0.8)	787.5%
Northeast/Mid-Con	13.4	(10.4)	228.8%
Total operating earnings (loss)(1)	$22.1	$(24.0)	192.1%

(1)	During the year ended January 31, 2019, we incurred approximately $30.6 of Fiscal 2018 Costs as Defined ($3.6 in the prior year).

For Fiscal 2018, Southwest revenues of $186.2 increased by $76.7, or 70.0%, as compared to the prior year, driven primarily by significant increases in both the number of active customers and the breadth of services provided to existing customers. The Southwest also benefited from the newly introduced PSLs, including the downhole product solutions PSL, and the addition of Motley’s large diameter coiled tubing business. Revenues from completion, production and intervention activities increased approximately 87.3%, 66.5% and 36.9%, respectively. Southwest operating earnings of $3.2 improved by $16.0, including the negative impact of $10.2 of Fiscal 2018 Costs as Defined ($1.2 in the prior year), reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For Fiscal 2018, Rocky Mountains revenues of $179.7 increased by $52.7, or 41.5%, driven primarily by significant increases in both the number of active customers and the breadth of services provided to existing customers. Revenues from completion and production activities increased approximately 75.5% and 40.2%, respectively. Rocky Mountains operating earnings of $5.5 improved by $6.3, including the negative impact of $11.9 of Fiscal 2018 Costs as Defined ($1.4 in the prior year), reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

For Fiscal 2018, Northeast/Mid-Con revenues of $129.4 increased by $45.4, or 54.0%, also driven primarily by significant increases in both the number of active customers and the breadth of services provided to existing customers. Revenues from completion, production and intervention activities increased approximately 63.4%, 53.9% and 37.9%, respectively. Northeast/Mid-Con operating earnings of $13.4 improved by $23.8, including the $4.0 gain on the sale of assets no longer deployed and the negative impact of $8.5 of Fiscal 2018 Costs as Defined ($1.0 in the prior year), reflecting the increased demand for our products and services and operating leverage inherent in our cost and operating structure.

Liquidity and Capital Resources

Current Financial Condition

Cash on hand at January 31, 2020 decreased by $40.3 as compared with cash on hand at January 31, 2019 primarily as a result of $70.8 of capital expenditures and $27.6 related to the acquisition of Red Bone and Tecton, offset by cash flows from operating activities of $58.1. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations. Our pre-spin-off sources of liquidity historically were from advances from KLX and cash flow from operations.

Working Capital

Working capital as of January 31, 2020 was $163.7, a decrease of $59.4 as compared with working capital at January 31, 2019. As of January 31, 2020, total current assets decreased by $79.8 and total current liabilities decreased by $20.4. The decrease in current assets was primarily related to a decrease in accounts receivable of $40.4 and a decrease in cash and cash equivalents of $40.3. The decrease in total current liabilities was primarily due to a decrease in accounts payable of $15.9.

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

Cash Flows

Net cash flows provided by operating activities was $58.1 for the year ended January 31, 2020 as compared to $62.0 in the prior year, primarily reflecting a $110.8 decrease in net earnings adjusted for non-cash depreciation and amortization of $64.1 ($41.5 in the prior year), impairment charge of $47.0 (none in the prior year) and a decrease in accounts receivable of $39.9 ($23.2 increase in the prior year). Net cash flows used in investing activities was $97.7 for the year ended January 31, 2020 as compared to $214.1 in the prior year, and were primarily related to capital expenditures of $70.8 ($84.0 in the prior year) and the acquisition of Red Bone and Tecton for $27.6 ($140.0 in the prior year related to the acquisition of Motley). Net cash flows used in financing activities was $0.7 for the year ended January 31, 2020, as compared to net cash flows provided by financing activities of $315.9 in the prior year, and primarily reflect $1.5 cash proceeds from restricted stock issuance offset by $1.2 of common stock repurchased and $1.0 for restricted stock cancelled for taxes (none in the prior year).

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

Capital Spending

Our capital expenditures were $70.8 (net of $9.8 in deposits accounted for as capital expenditures in a prior period), $84.0 (including $5.2 in deposits on equipment) and $49.4 during the years ended January 31, 2020, 2019 and 2018, respectively. We currently expect to incur approximately $25 to $30 in capital expenditures for the year ending January 31, 2021, based on current industry conditions and our recent significant investments in capital expenditures over the past several years.

The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio).

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic conditions, the level of drilling, completion, intervention and production activity for North American onshore oil and natural gas resources, and financial and business and other factors, many of which are beyond our control. We believe that our cash flows, together with cash on hand, will provide us with the ability to fund our operations and make planned capital expenditures for at least the next 12 months. We have funds available under our ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio).

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018, the date of the spin-off, and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of January 31, 2020. No amounts were outstanding under the ABL Facility as of January 31, 2020. The effective interest rate under the ABL Facility would have been approximately 3.8% on January 31, 2020.

In conjunction with the acquisition of Motley, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total net proceeds were $242.0, which a portion was used to acquire Motley, and the balance is available for general corporate purposes including potential acquisitions.

We believe our cash at January 31, 2020 of $123.5 along with $60.0 of availability under our $100 undrawn ABL Facility, provide us with the ability to fund our operations, make planned capital expenditures, repurchase our debt or equity securities, meet our debt service obligations and provide funding for potential future acquisitions. During periods in which our fixed charge coverage ratio as determined under the ABL Facility is not at least 1:1 for the trailing four quarters for which financial statements have been delivered, the amount of availability under the ABL facility will be reduced by the greater of $10.0 or 15% of the borrowing base.

Contractual Obligations

The following table reflects our contractual obligations and commercial commitments as of January 31, 2020. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	Year Ending January 31,
Contractual Obligations	2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt and other non-current liabilities	$0.5	$0.2	$0.2	$0.2	$0.2	$252.1	$253.4
Operating leases	27.4	17.0	10.2	8.6	6.6	2.4	72.2
Future interest and fees on outstanding debt (1)	29.3	29.3	29.3	29.1	28.8	28.7	174.5
Total	$57.2	$46.5	$39.7	$37.9	$35.6	$283.2	$500.1

Commercial Commitments
Letters of credit	$0.8	—	—	—	—	—	$0.8

(1)

Interest payments include interest payments due on the Notes based on the stated rate of 11.5%. To the extent we incur interest on the ABL Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the ABL Facility.

Off‑Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our consolidated balance sheets. At January 31, 2020, future minimum lease payments under these arrangements approximated $72.2, of which $24.7 is related to long-term real estate leases.

Rent expense for the years ended January 31, 2020, 2019 and 2018 was $44.3, $29.5 and $19.7, respectively.

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

Emerging Growth Company Status

We are an “emerging growth company” and are entitled to take advantage of certain relaxed disclosure requirements. We intend to operate under certain reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our consolidated financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable.

Revenue from Contracts with Customers

Under ASC Topic 606, we recognize revenue when our customer obtains control of promised goods or services, in an amount that reflects the consideration which we expect to receive in exchange for those goods or services. To determine revenue recognition for arrangements that we determine are within the scope of ASC Topic 606, we perform the following five steps: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) we satisfy a performance obligation. We recognize revenue in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at January 31, 2020 and 2019 was $12.9 and $3.1, respectively.

Long‑Lived Assets and Goodwill

In accordance with ASC 350, Intangibles—Goodwill and Other (“ASC 350”), we assess goodwill and indefinite life intangible assets for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value.

During Fiscal 2019, the abrupt deterioration in industry conditions, which accelerated through the end of our fourth quarter, was driven by a sharp decline in U.S. land rig count and an unprecedented decline in operating frac spreads from the second quarter through the end of 2019. The decline in E&P activity resulted in lower demand levels and lower current and expected revenues. As a result, during the three months ended October 31, 2019, we performed an interim goodwill impairment test and a long-lived asset recoverability test.

The valuation of the company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 12. “Fair Value Information” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information regarding the fair value determination. The results of the goodwill impairment test as of October 31, 2019, indicated that goodwill was impaired because the carrying value of two of the reporting units exceeded the fair value, which resulted in a $47.0 goodwill impairment charge for Fiscal 2019. Due to continued deterioration in industry conditions, which accelerated through the end of our fourth quarter, the quantitative goodwill impairment test was performed again as of December 31, 2019 for the Rocky Mountains segment, which concluded that the fair value of the reporting unit exceeded the carrying value.

In accordance with ASC 360, Property, Plant and Equipment, we assess long-lived assets, such as property and equipment and purchased intangibles subject to amortization, for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based on the impairment indicators above, we performed a long-lived asset impairment analysis during the three months ended October 31, 2019 and December 31, 2019 and concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying amount of each segment’s asset group in both periods. For the years ended January 31, 2020, 2019 and 2018, there were no impairments of long-lived assets. See Note 4. “Goodwill and Intangible Assets, Net” to our audited consolidated financial statements included elsewhere in this Form 10-K for additional information regarding our goodwill and long-lived assets as of January 31, 2020.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

At January 31, 2020 and 2019, we held no significant derivative instruments that materially increased our exposure to market risks for interest rates, foreign currency rates, commodity prices or other market price risks.

Interest Rate Risk – Under our ABL Facility, we have interest rate exposure arising from variable interest as any borrowings would be impacted by changes in short-term interest rates.

As of January 31, 2020, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would increase or decrease by approximately $0.1.

Commodity Price Risk – Fuel purchases expose us to commodity price risk. Our fuel costs consist primarily of diesel fuel used by our various trucks and other motorized equipment. The prices for fuel are volatile and are impacted by changes in supply and demand, as well as market uncertainty and regional shortages. Historically, we have been able to pass along price increases to our customers, but we may be unable to do so in the future. We generally do not engage in commodity price hedging activities.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The information required by this section is set forth beginning on page F‑1 of this Form 10‑K.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.  CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer, of the effectiveness, as of January 31, 2020, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chairman, Chief Executive Officer and President and our Senior Vice President and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2020.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended January 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2020. The Company acquired the Tecton Energy Services business on March 19, 2019 (“Tecton”). Management excluded from its assessment the internal control over financial reporting at the portion of the Tecton business which has not yet been integrated and whose financial statements constitute approximately 2% of total assets and approximately 4% of revenues of the consolidated financial statement amounts as of and for the year ended January 31, 2020. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control –  Integrated Framework (2013). Based on its assessment, management believes that, as of January 31, 2020, the Company’s internal control over financial reporting is effective.

The independent registered public accounting firm that audited the financial statements included in this annual report has issued an attestation report on the Company’s internal control over financial reporting.

ITEM 9B.  OTHER INFORMATION

None.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers as of March 24, 2020.

Name and Title	Business Experience
Amin J. Khoury – Chief Executive Officer, Chairman and President

Amin J. Khoury has served as Chief Executive Officer, Chairman of the Board of Directors and President of KLX Energy Services Holdings, Inc. since September 2018. Previously, Mr. Khoury served as Chief Executive Officer and Chairman of the Board of Directors of KLX Inc. from its formation in December 2014 until its sale to The Boeing Company in October 2018. Mr. Khoury co-founded B/E Aerospace in July 1987 and served as its Chairman of the Board until its sale to Rockwell Collins in April 2017. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co‑Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014 and was a director of Synthes Incorporated until its acquisition by Johnson & Johnson in 2012. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors. Mr. Khoury has served as a member of the Board of Trustees of Northeastern University since July 2018 and received an honorary doctorate in entrepreneurship from Northeastern University in May 2019.

Thomas P. McCaffrey – Senior Vice President and Chief Financial Officer

Thomas P. McCaffrey has served as Senior Vice President and Chief Financial Officer of KLX Energy Services Holdings, Inc. since September 2018. Previously, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a CPA for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University, Chairman of its Development Committee and a member of its Audit Committee.

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

Our Board of Directors

The following table sets forth information regarding our directors as of March 24, 2020. The table contains each person’s biography as well as the qualifications and experience each person brings to our Board. Our Board consists of eight members, seven of whom will meet applicable regulatory and exchange listing independence requirements.

Name and Title		Business Experience and Director Qualifications
Amin J. Khoury Chairman	80

Amin J. Khoury has served as our Chairman of the Board of Directors, Chief Executive Officer and President since September 2018. Mr. Khoury served as Chairman and Chief Executive Officer of KLX Inc. from its spin-off from B/E Aerospace in December 2014 until its sale to The Boeing Company in October 2018. Mr. Khoury co-founded B/E Aerospace in July 1987 and served as its Chairman of the Board until its sale to Rockwell Collins in April 2017. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co-Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors. During his time at B/E Aerospace, Mr. Khoury was primarily responsible for the development and execution of B/E Aerospace's business strategies that resulted in its growth from a single product line business with $3.0 million in annual sales, to the leading global manufacturer of commercial aircraft and business jet cabin interior products and the world's leading distributor of aerospace consumable products, with annual revenues in 2013 of $3.5 billion. Mr. Khoury also led the founding and growth of the KLX Aerospace Solutions Group from a single acquisition in 2001 through nine additional acquisitions, transforming it into a leading independent company in its industry. During his time at B/E Aerospace and KLX Inc., Mr. Khoury oversaw the expansion into the oilfield services industry and formation of our company through the combination and integration of seven private oilfield service companies. Mr. Khoury led the strategic planning and acquisition strategies of B/E Aerospace and KLX Inc. as well as their operational integration and execution strategies. He is a highly effective leader in organizational design and development matters and has been instrumental in identifying and attracting both our managerial talent and Board members. He has an intimate knowledge of the company, its industry and its competitors which he has gained over the last 32 years at B/E Aerospace, KLX Inc. and KLX Energy Services Holdings, Inc. All of the above experience and leadership roles uniquely qualify Mr. Khoury to serve as our company's Chairman of the Board.

John T. Collins Director	73

John T. Collins has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in the industry. From 1992 to 2017, Mr. Collins was the Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies. Mr. Collins currently serves on the Board of Directors of Federated Funds, Inc. and has served on the Board of Directors for several public companies, including Bank of America Corp. and FleetBoston Financial. In addition, Mr. Collins has served as Chairman of the Board of Trustees of his alma mater, Bentley University. Our Board benefits from Mr. Collins's many years of experience in the management, acquisition and development of several companies.

Name and Title		Business Experience and Director Qualifications
Peter V. Del Presto Director	69

Peter V. Del Presto has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Del Presto is an adjunct professor of finance at the University of Pittsburgh, where he teaches courses covering capital markets, advanced valuation methods and private equity. From 1985 until his retirement in 2010, Mr. Del Presto was a partner with PNC Equity Partners, a private equity firm and an affiliate of PNC Bank targeting middle-market companies for acquisition and investment. During his 25 years at PNC Equity Partners, Mr. Del Presto led the firm’s investment in 35 companies and participated as a member of the firm’s Investment Committee in over 200 investments. Mr. Del Presto was PNC Equity Partner’s representative on the boards of 24 companies where he was responsible for the development of value creation strategies in each. Mr. Del Presto is a member of the Board of Advisors of Sabert Corporation and the principal shareholder of two smaller companies. Mr. Del Presto is also a licensed private pilot. Our Board benefits from Mr. Del Presto’s background in engineering and business administration, his expertise in the field of finance, and 25 years of experience in the acquisition, investment and development of numerous companies.

Richard G. Hamermesh Director	72

Richard G. Hamermesh has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Dr. Hamermesh is a Senior Fellow at the Harvard Business School, where he was formerly the MBA Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of SmartCloud, Inc. and was a director of B/E Aerospace, Inc. until its sale to Rockwell Collins in April 2017, and a director of Rockwell Collins from April 2017 until its sale to United Technologies Corporation in November 2018. Our Board benefits from Dr. Hamermesh’s education and business experience as co-founder of a leading executive education and consulting firm, as president, founder, director and co-investor in over 15 early stage businesses, and his 28 years as a Professor of Management Practice at Harvard Business School, where he has led MBA candidates through thousands of business case studies, as well as his intimate knowledge of our business and industry.

Name and Title		Business Experience and Director Qualifications
Benjamin A. Hardesty Director	70

Benjamin A. Hardesty has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Hardesty has been the owner of Alta Energy LLC, a consulting business focused on oil and natural gas in the Appalachian Basin and onshore United States since, 2010. In May 2010, Mr. Hardesty retired as president of Dominion E&P, Inc., a subsidiary of Dominion Energy engaged in the exploration and production of oil and natural gas in North America, a position he had held since September 2007. After joining Dominion Energy in 1995, Mr. Hardesty also served in other executive positions, including President of Dominion Appalachian Development, Inc. and General Manager and Vice President Northeast Gas Basin. Mr. Hardesty has served on the Board of Directors of Antero Resources Corporation since its initial public offering in October 2013. He previously was a member of the Board of Directors of Blue Dot Energy Services, LLC from 2011 until its sale to B/E Aerospace in 2013. From 1982 to 1995, Mr. Hardesty served as an officer and director of Stonewall Gas Company, and from 1978 to 1982 as vice president of operations of Development Drilling Corporation. Mr. Hardesty is director emeritus and past president of the West Virginia Oil & Natural Gas Association and past president of the Independent Oil & Gas Association of West Virginia. Mr. Hardesty serves on the Visiting Committee of the Petroleum Natural Gas Engineering Department of the College of Engineering and Mineral Resources at West Virginia University. Mr. Hardesty’s significant experience in the oil and natural gas industry, including in our areas of operation, make Mr. Hardesty well suited to serve as a member of our Board.

Stephen M. Ward, Jr. Director	64

Stephen M. Ward, Jr., has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Ward has been a director of Carpenter Technology Corporation since 2001, where he is Chair of the Corporate Governance Committee and a member of the Human Resources and Science and Technology Committees. Mr. Ward previously served as President and Chief Executive Officer of Lenovo Corporation, which was formed by the acquisition of IBM Corporation’s personal computer business by Lenovo of China. Mr. Ward had spent 26 years at IBM Corporation holding various management positions, including Chief Information Officer and Senior Vice President and General Manager, Personal Systems Group. Mr. Ward is a co-founder and Board member of C3.ai, a company that develops and sells internet of things software for analytics and control. Mr. Ward was previously a Board member and founder of E2open, a maker of enterprise software, and a Board member of E-Ink, a maker of high-tech screens for e-readers and computers, and the Chairman of the Board of QDVision, the developer and a manufacturer of quantum dot technology for the computer, TV and display industries until its sale. Mr. Ward’s broad executive experience and focus on innovation enables him to share with our Board valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments and growth, making him well suited to serve as a member of our Board.

Name and Title		Business Experience and Director Qualifications
Theodore L. Weise Director	75

Theodore L. Weise has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Weise is currently a business consultant and serves on the Board of Directors of Hawthorne Global Aviation Services. Mr. Weise joined Federal Express Corporation in 1972 during its formative years and retired in 2000 as its President and Chief Executive Officer. He held many officer positions, including Executive Vice President of World Wide Operations, and led the following divisions as its Senior Vice President: Air Operations, Domestic Ground Operations, Central Support Services, Business Service Center, and Operations Planning. Prior to joining Federal Express Corporation, Mr. Weise flew on the US Air Force F-111 as a Flight Test Engineer for General Dynamics Corp. He has previously served on the boards of Federal Express Corporation, Computer Management Sciences, Inc., ResortQuest International, Inc. and Pogo Jet, Inc. Mr. Weise is a member of the Missouri University of Science and Technology Board of Trustees, of which he was a past President. Mr. Weise is a jet rated Airline Transport Pilot with over 5,700 flight hours. He holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Our Board benefits from Mr. Weise’s extensive leadership experience.

John T. Whates, Esq. Director	72

John T. Whates has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the Board of Dynamic Healthcare Systems, Inc., was a member of the board of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the Compensation Committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’ extensive experience, multi-dimensional educational background, and thorough knowledge of our business and industry.

Structure of the Board of Directors

Our Board is divided into three classes of directors. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year our stockholders elect one class of our directors. The directors designated as Class II directors will be up for election at the 2020 Annual Meeting of Stockholders to be held in August 2020 and the directors elected at that meeting will have three-year terms expiring in August 2023. The directors designated as Class III directors will be up for election at the 2021 Annual Meeting of Stockholders and the directors elected at that meeting will have three-year terms expiring in August 2024. The directors designated as Class I directors will be up for election at the 2022 Annual Meeting of Stockholders and the directors elected at that meeting will have three-year terms expiring in August 2025.

Audit Committee

We have a separately‑designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Exchange Act. Messrs. Del Presto, Hardesty, Weise and Whates currently serve as members of the Audit Committee. Under the current SEC rules and the rules of Nasdaq, all of the members are independent. Our Board has determined that each of Messrs. Del Presto and Whates are “audit committee financial experts” in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S‑K of the federal securities laws.

Compliance with Section 16(a) of the Exchange Act

Information on compliance with Section 16(a) of the Exchange Act will be set forth in the Proxy Statement or Annual Report on Form 10-K/A and is incorporated by reference herein.

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

(b)Exhibits

We are filing the following documents as exhibits to this Form 10‑K:

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1

Distribution Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.1 to KLX Inc.’s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)

2.2

Employee Matters Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.2 to KLX Inc.’s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)

2.3

IP Matters Agreement, dated as of July 13, 2018, by and among KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.3 to KLX Inc.’s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)

2.4

Unit Purchase Agreement, dated as of October 22, 2018, by and among KLX Energy Services Holdings, Inc., KLX Energy Services LLC, District 5 Investments, LP, 3M Capital, Inc. and Marco D. Davis (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)

Exhibit 3(i) – Articles of Incorporation
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
4.1

Indenture, dated October 31, 2018, among KLX Energy Services Holdings, Inc., as the issuer, KLX Energy Services LLC, KLX RE Holdings LLC and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on November 1, 2018)

4.1.1

First Supplemental Indenture, dated November 16, 2018, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-38609) filed with the SEC on March 21, 2019)

4.1.2

Second Supplemental Indenture, dated May 13, 2019, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38609) filed with the SEC on August 22, 2019)

4.2	Form of 11.500% Senior Secured Notes due 2025 (included in Exhibit 4.1)
4.3	Description of securities registered pursuant to Section 12 of the Exchange Act**

Exhibit 10 – Material Contracts
10.1

Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 001-38609) filed with the SEC on August 15, 2018)

10.1.1

First Amendment, dated as of October 22, 2018, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)

10.1.2

Second Amendment, dated as of June 10, 2019, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38609) filed with the SEC on August 22, 2019)

10.2

KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.3

Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.4

Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.5

KLX Energy Services Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.6

KLX Energy Services Holdings, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*

10.7

KLX Energy Services Holdings, Inc. 2018 Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227327) filed with the SEC on September 13, 2018)*

10.8

Guaranty, dated September 14, 2018, of KLX Energy Services LLC and KLX RE Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)

10.9

Letter Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.10

Letter Agreement, dated September 14, 2018, between Thomas P. McCaffrey and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38609) filed with the SEC on December 6, 2018)*

10.11

Consulting Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.12

Amended and Restated Employment Agreement, dated September 14, 2018, between Gary J. Roberts and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.13

Medical Care Reimbursement Plan for Executives of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.14

KLX Energy Services Holdings, Inc. Executive Retiree Medical and Dental Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.15

Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Amin J. Khoury (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.16

Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

Exhibit 21 – Subsidiaries of the registrant
21.1	List of subsidiaries of KLX Energy Services Holdings, Inc.**

Exhibit 23 – Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP**

Exhibit 31 – Rule 13a-14/15d-14 Certifications
31.1	Certification of Chief Executive Officer**
31.2	Certification of Chief Financial Officer**

Exhibit 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350**
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

Exhibit 101 – Interactive Data Files
101.INS	XBRL Instance Document**
101.SCH	XBRL Taxonomy Extension Schema Document**
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**
101.LAB	XBRL Extension Labels Linkbase**
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

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

Date: March 24, 2020

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ Amin J. Khoury Amin J. Khoury	Chairman, Chief Executive Officer and President (Principal Executive Officer)	March 24, 2020

/s/ Thomas P. McCaffrey Thomas P. McCaffrey	Senior Vice President and Chief Financial Officer (Principal Financial Officer)	March 24, 2020

/s/ Heather M. Floyd Heather M. Floyd	Vice President—Finance and Corporate Controller (Principal Accounting Officer)	March 24, 2020

/s/ John T. Collins John T. Collins	Director	March 24, 2020

/s/ Peter V. Del Presto Peter V. Del Presto	Director	March 24, 2020

/s/ Richard G. Hamermesh Richard G. Hamermesh	Director	March 24, 2020

/s/ Benjamin A. Hardesty Benjamin A. Hardesty	Director	March 24, 2020

/s/ Stephen M. Ward, Jr. Stephen M. Ward, Jr.	Director	March 24, 2020

/s/ Theodore L. Weise Theodore L. Weise	Director	March 24, 2020

/s/ John T. Whates John T. Whates	Director	March 24, 2020

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinions on the Financial Statements and Internal Control over Financial Reporting

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of January 31, 2020 and 2019, the related consolidated statements of (loss) earnings, stockholders' equity, and cash flows, for each of the three years in the period ended January 31, 2020, and the related notes and the schedule listed in the Index at Item 15 (collectively referred to as the "financial statements"). We also have audited the Company’s internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO).

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of the Company as of January 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended January 31, 2020, in conformity with accounting principles generally accepted in the United States of America. Also, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of January 31, 2020, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

As described in Management’s Annual Report on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Tecton Energy Services, LLC which was acquired on March 19, 2019, and whose financial statements constitute approximately 2% of total assets and approximately 4% of revenues of the consolidated financial statement amounts as of and for the year ended January 31, 2020. Accordingly, our audit did not include the internal control over financial reporting at Tecton Energy Services, LLC.

Basis for Opinions

The Company’s management is responsible for these financial statements, for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on these financial statements and an opinion on the Company’s internal control over financial reporting based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

March 24, 2020

We have served as the Company's auditor since 2018.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS AS OF JANUARY 31, 2020 AND 2019

(In millions, except per share data)

	JANUARY 31,	JANUARY 31,
	2020	2019
ASSETS

Current assets:
Cash and cash equivalents	$123.5	$163.8
Accounts receivable–trade, less allowance for doubtful accounts ($12.9 at January 31, 2020 and $3.1 at January 31, 2019)	79.2	119.6
Inventories, net	12.0	15.4
Other current assets	13.8	9.5
Total current assets	228.5	308.3

Property and equipment, net of accumulated depreciation ($206.0 at January 31, 2020 and $152.7 at January 31, 2019)	306.8	271.9
Goodwill	28.3	43.2
Identifiable intangible assets, net	45.8	30.3
Other assets	14.0	19.1
	$623.4	$672.8

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$31.4	$47.3
Accrued interest	7.2	7.2
Accrued liabilities	26.2	30.7
Total current liabilities	64.8	85.2

Long-term debt	243.0	242.2
Other non-current liabilities	3.4	4.7

Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value per share; 110.0 shares authorized; 25.0 shares issued as of January 31, 2020 and 22.6 shares issued as of January 31, 2019	0.2	0.2
Additional paid-in capital	416.5	345.0
Treasury stock: 0.3 shares as of January 31, 2020 and 0 shares as of January 31, 2019	(3.6)	—
Accumulated deficit	(100.9)	(4.5)
Total stockholders’ equity	312.2	340.7
	$623.4	$672.8

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF (LOSS) EARNINGS

FOR THE YEARS ENDED JANUARY 31, 2020, 2019 AND 2018

(In millions, except per share data)

	YEAR ENDED
	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2020	2019	2018
Service revenues	$544.0	$495.3	$320.5
Cost of sales	470.0	370.4	269.1
Selling, general and administrative	100.0	100.4	73.4
Research and development costs	2.7	2.4	2.0
Goodwill impairment charge	47.0	-	-
Operating (loss) earnings	(75.7)	22.1	(24.0)
Interest expense, net	29.2	7.1	-
(Loss) earnings before income taxes	(104.9)	15.0	(24.0)
Income tax (benefit) expense	(8.5)	0.6	0.1
Net (loss) earnings	$(96.4)	$14.4	$(24.1)

Net (loss) earnings per share - basic	$(4.32)	$0.72	$(1.20)
Net (loss) earnings per share - diluted	$(4.32)	$0.71	$(1.20)

Weighted average common shares - basic	22.3	20.1	20.1
Weighted average common shares - diluted	22.3	20.2	20.1

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

FOR THE YEARS ENDED JANUARY 31, 2020, 2019 AND 2018

(In millions)

					Former
			Additional		Parent	Retained	Total
	Common Stock		Paid-in	Treasury	Company	Earnings	Stockholders’
	Shares	Amount	Capital	Stock	Investment	(Deficit)	Equity
Balance, January 31, 2017	—	$—	$—	$—	$955.1	$(777.1)	$178.0
Net transfers from Former Parent	—	—	—	—	70.7	—	70.7
Net loss	—	—	—	—	—	(24.1)	(24.1)
Balance, January 31, 2018	—	—	—	—	1,025.8	(801.2)	224.6
Capital contribution from Former Parent	—	—	—	—	50.0	—	50.0
Net transfers from Former Parent (pre spin-off)	—	—	0.3	—	31.5	—	31.8
Restricted stock grants, net of forfeitures and restricted stock unit vesting	2.4	—	16.9	—	—	—	16.9
Net earnings before spin-off	—	—	—	—	—	18.9	18.9
Consummation of spin-off transaction on September 14, 2018	20.1	0.2	324.8	—	(1,107.3)	782.3	—
Issuance of shares as a component of Motley acquisition price	0.1	—	3.0	—	—	—	3.0
Net loss after spin-off	—	—	—	—	—	(4.5)	(4.5)
Balance, January 31, 2019	22.6	0.2	345.0	—	—	(4.5)	340.7
Sale of stock under employee stock purchase plan	0.2	—	1.8	—	—	—	1.8
Restricted stock, net of forfeitures	0.5	—	18.2	(1.0)	—	—	17.2
Purchase of treasury stock	—	—	—	(1.2)	—	—	(1.2)
Issuance of shares reserved as a component of Red Bone acquisition price	0.8	—	36.4	—	—	—	36.4
Issuance of shares as a component of Tecton acquisition price	0.5	—	12.1	—	—	—	12.1
Issuance of shares as a component of Motley acquisition price	0.4	—	3.0	—	—	—	3.0
Escrowed shares related to Tecton acquisition	—	—	—	(1.4)	—	—	(1.4)
Net loss	—	—	—	—	—	(96.4)	(96.4)
Balance, January 31, 2020	25.0	$0.2	$416.5	$(3.6)	$—	$(100.9)	$312.2

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

FOR THE YEARS ENDED JANUARY 31, 2020, 2019 AND 2018

(In millions)

	YEAR ENDED
	JANUARY 31,	JANUARY 31,	JANUARY 31,
	2020	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net (loss) earnings	$(96.4)	$14.4	$(24.1)
Adjustments to reconcile net (loss) earnings to net cash flows provided by (used in) operating activities:
Depreciation and amortization	64.1	41.5	33.5
Deferred income taxes	(8.9)	—	—
Goodwill impairment charge	47.0	—	—
Non-cash compensation	18.5	23.5	12.5
Amortization of deferred financing fees	1.1	0.3	—
Provision for inventory reserve	2.6	1.6	1.2
Change in allowance for doubtful accounts	9.8	0.8	(0.4)
Loss (gain) on disposal of property, equipment and other	5.0	(2.1)	0.9
Changes in operating assets and liabilities:
Accounts receivable	39.9	(23.2)	(43.0)
Inventories	3.6	(6.8)	(2.1)
Other current and non-current assets	(9.0)	(5.5)	(6.3)
Accounts payable	(13.8)	3.7	12.6
Other current and non-current liabilities	(5.4)	13.8	5.8
Net cash flows provided by (used in) operating activities	58.1	62.0	(9.4)

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(70.8)	(84.0)	(49.4)
Proceeds from sale of assets	0.7	9.9	0.6
Acquisitions, net of cash acquired	(27.6)	(140.0)	—
Net cash flows used in investing activities	(97.7)	(214.1)	(48.8)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(1.2)	—	—
Shares cancelled by employees for taxes	(1.0)	—	—
Cash proceeds from stock issuance	1.5	—	—
Proceeds from long-term debt	—	250.0	—
Debt origination costs	—	(9.3)	—
Capital contribution from Former Parent	—	50.0	—
Net transfers from Former Parent (pre spin-off)	—	25.2	58.2
Net cash flows (used in) provided by financing activities	(0.7)	315.9	58.2

Net change in cash and cash equivalents	(40.3)	163.8	—
Cash and cash equivalents, beginning of period	163.8	—	—
Cash and cash equivalents, end of period	$123.5	$163.8	$—

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$1.0	$—	$—
Interest	29.4	0.1	—
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$(9.8)	$5.2	$—
Accrued capital expenditures	4.5	10.6	4.8

See accompanying notes to consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

FOR THE YEARS ENDED JANUARY 31, 2020, 2019 AND 2018

(In millions, except share and per share data)

1. DESCRIPTION OF BUSINESS AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Description of Business

On September 14, 2018, KLX Inc. (the “Former Parent” or “KLX”) created an independent, publicly-traded company through a spin-off of its Energy Services Group business to Former Parent’s stockholders (the “Spin-Off”). As a result of the Spin-Off, KLX Energy Services Holdings, Inc. (the “Company” or “KLX Energy Services”) now operates as an independent, publicly-traded company. Basic and diluted earnings per common share and the average number of common shares outstanding for the year ended January 31, 2018 were calculated using the number of KLX Energy Services common shares outstanding immediately following the Spin-Off.

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

The statements of (loss) earnings for the years ended January 31, 2019 and 2018 reflect allocations of general corporate expenses from the Former Parent, including, but not limited to, executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services. The allocations were made on a direct usage basis when identifiable, with the remainder allocated on the basis of revenues generated, costs incurred, headcount or other measures. Management of the Company considers these allocations to be a reasonable reflection of the utilization of services by, or the benefits provided to, the Company. The allocations may not, however, reflect the expense the Company would have incurred as a stand-alone company for the periods presented. Actual costs that may have been incurred if the Company had been a stand-alone company would depend on a number of factors, including the chosen organizational structure, what functions were outsourced or performed by employees and strategic decisions made in areas such as information technology and infrastructure.

Former Parent Company Investment— Former Parent company investment in the consolidated statement of stockholders’ equity for the years ended January 31, 2019 and 2018 represents Former Parent’s historical investment in the Company, the net effect of cost allocations from transactions with Former Parent and net transfers of cash and assets from Former Parent. See Note 5. “Related Party Transactions” for a further description of the transactions between the Company and Former Parent.

Use of Estimates—The preparation of the consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Revenue Recognition—Revenue is recognized upon the customer obtaining control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC Topic 606, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract;

(iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Service revenues are recorded over time throughout and for the duration of the service period pursuant to a master services agreement (“MSA”) combined with a completed field ticket or a work order. Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon delivery in accordance with the terms of the field ticket or work order.

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

Accounts Receivable, Net—The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at January 31, 2020 and 2019 was $12.9 and $3.1, respectively.

Inventories—Inventories, made up of finished goods, primarily consist of packers, plugs and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Reserves for excess and obsolete inventory were approximately $1.5 and $2.0 as of January 31, 2020 and 2019, respectively.

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

As of January 31, 2020, the Company had three reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the management of the Company.

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

For the year ended January 31, 2020, the Company determined goodwill was impaired and recorded a $47.0 goodwill impairment charge. For the years ended January 31, 2019 and 2018, the Company’s annual impairment testing yielded no impairments of goodwill or the indefinite-lived intangible asset.

Long‑Lived Assets—Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2020, 2019 and 2018, there were no impairments of long lived assets.

Debt Issuance Costs—The Company capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to the Company’s $100.0 senior secured asset-based lending facility are presented net of amortization as a non-current asset. Debt issuance costs related to the Company’s $250.0 principal amount of 11.5% senior secured notes due 2025 is presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $1.1 and $0.3 for the years ended January 31, 2020 and 2019.

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

Compensation cost recognized during the year ended January 31, 2020 primarily related to grants of restricted stock and restricted stock units granted or approved by the Company’s Compensation Committee. Compensation cost recognized during the years ended January 31, 2019 and 2018 primarily related to grants of restricted stock and restricted stock units granted or approved by Former Parent.

The Company has established a qualified Employee Stock Purchase Plan (the “Plan”), the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Compensation cost for the years ended January 31, 2019 and 2018 relates to the Former Parent’s employee stock purchase plan through June 30, 2018, when Former Parent’s final option period ended. The Company’s first option period began on January 1, 2019. The value of the rights granted during the years ended January 31, 2020, 2019 and 2018 was $0.3, $0.1 and $0.1, respectively.

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

Significant customers change from year to year depending on the level of exploration and production (“E&P”) activity and the use of the Company’s services. During the years ended January 31, 2020, 2019 and 2018, no single customer accounted for more than 10% of the Company’s revenues.

Recent Accounting Pronouncements

In January 2017, the FASB issued Accounting Standards Update (“ASU”) 2017-01, Business Combinations. This update clarifies the definition of a business with the objective of adding guidance to assist entities with evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The guidance became effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. The adoption of ASU 2017-01 did not have a material impact on the Company’s consolidated financial statements.

In August 2016, the FASB issued ASU 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. The guidance became effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied retrospectively. The adoption of ASU 2016-15 did not have a material impact on the Company’s consolidated financial statements as the Company’s consolidated statements of cash flows are not impacted by the eight issues listed above.

In March 2016, the FASB issued ASU 2016-09, Improvements to Employee Share-Based Payment Accounting, which amends ASC Topic 718, Compensation—Stock Compensation. The ASU includes multiple provisions intended to simplify various aspects of the accounting for share-based payments, including that excess tax benefits and shortfalls to be recorded as income tax benefit or expense in the statement of earnings, rather than equity, and requires excess tax benefits from stock-based compensation to be classified in cash flows from operations. The guidance became effective for annual periods beginning after December 15, 2017, and interim periods within annual periods beginning after December 15, 2018. Early adoption is permitted in any interim or annual period. If an entity early adopts the amendments in an interim period, any adjustments should be reflected as of the beginning of the fiscal year that includes that interim period. An entity that elects early adoption must adopt all of the amendments in the same period. The adoption of this ASU did not have a material impact on the Company’s consolidated financial statements.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. In July 2018, Topic 842 was subsequently amended by ASU 2018-11, Targeted Improvements, which provides an additional transition method that gives companies the option to use the adoption date as the date of initial application and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, the FASB deferred the effective date for implementation of ASU 2016-02 by one year. The guidance under ASU 2016-02 is effective for fiscal years beginning after December 15, 2020 and interim periods within fiscal years beginning after December 15, 2021. Earlier adoption is permitted. To assess the impact of this guidance, the Company has established a cross functional implementation project team and is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard. The Company is in the process of developing its new accounting policies and determining the potential aggregate impact this guidance is likely to have on its consolidated financial statements as of its adoption date.

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

2. BUSINESS COMBINATIONS

On November 5, 2018, the Company acquired Motley Services, LLC (“Motley”), a premier provider of well completion and intervention services for complex, long lateral, horizontal wells, for $140.0 in cash (net of cash acquired) and $9.0 of shares of the Company’s common stock payable to certain employees of Motley. During the quarter ended July 31, 2019, the Company finalized its valuation of certain assets, principally intangible assets, including goodwill and identified intangible assets.

Based on the Company’s final purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $71.8, of which $28.3 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $43.5 is included in goodwill. The primary items that generated the goodwill recognized were the premium paid by the Company for future earnings potential and the value of the assembled workforce that does not qualify for separate recognition. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of three years.

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. The aggregate acquisition price of the acquisitions was approximately $74.6, comprised of approximately $47.0 in shares of the Company’s common stock issuable over time at a fixed price and approximately $27.6 in cash to the sellers and for the retirement of debt. The Company issued shares in a subsidiary company to effect the Red Bone acquisition, which become exchangeable for KLXE common stock over specified dates between the acquisition date and September 19, 2021. The Company issued shares in its common stock to effect the Tecton acquisition, a portion of which is not included in purchase consideration as the shares were escrowed and held as treasury stock to satisfy identified future tax obligations through cancellation of the shares. The shares issued to the sellers of Tecton and Red Bone are subject to restrictions on public re-sale from a minimum of six months to a maximum of 24 months, subject to acceleration upon the occurrence of certain events. During the quarter ended January 31, 2020, the Company finalized its valuation of certain assets, principally intangible assets, including goodwill and identified intangible assets.

Based on the Company’s final purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $51.2, of which $19.4 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $31.8 was included in goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of 18 months and three years for Tecton and Red Bone, respectively.

The Motley, Tecton and Red Bone acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The assets purchased and liabilities assumed have been reflected, as of the respective dates of acquisition, in the accompanying consolidated balance sheets. The results of operations for the Motley, Tecton and Red Bone acquisitions are included in the accompanying consolidated statements of (loss) earnings from the respective dates of acquisition.

The following table summarizes the fair values of assets acquired and liabilities assumed in the Motley, Tecton and Red Bone acquisitions in accordance with ASC 805:

	Motley	Tecton	Red Bone
Accounts receivable-trade	$23.2	$2.1	$7.2
Inventories	-	-	2.7
Other current and non-current assets	9.4	0.2	-
Property and equipment	56.3	2.8	23.6
Goodwill	43.5	15.0	16.8
Identified intangibles	28.3	6.2	13.2
Accounts payable	(6.0)	(0.7)	(3.3)
Accrued liabilities	(5.7)	(1.4)	(0.9)
Other current and non-current liabilities	-	(1.6)	(7.3)
Total consideration paid	$149.0	$22.6	$52.0

The majority of goodwill and intangible assets for Motley are expected to be deductible for tax purposes. The majority of goodwill and intangible assets for Tecton and Red Bone are not expected to be deductible for tax purposes. As more fully described in Note 4. “Goodwill and Intangible Assets, Net”, the Company performed an interim goodwill impairment test and a long-lived asset recovery test, which resulted in a $47.0 goodwill impairment charge during the year ended January 31, 2020, which is included in the consolidated statements of (loss) earnings for the year ended January 31, 2020. No charge was recorded for impairment of long-lived assets during the year ended January 31, 2020.

The Company has substantially integrated Motley and Red Bone and, as a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired businesses since the acquisition date. The amount of Tecton revenues included in the Company’s results was approximately $21.8 for the year ended January 31, 2020. It is not practicable to report stand-alone operating earnings of Tecton since the acquisition date.

On a pro forma basis to give effect to the Motley acquisition, as if it occurred on February 1, 2017, revenues, net (loss) earnings and (loss) earnings per diluted share for the years ended January 31, 2019 and 2018 would have been as follows:

	UNAUDITED
	YEAR ENDED
	January 31, 2019	January 31, 2018
	Pro forma	Pro forma
Revenues	$593.2	$389.9
Net earnings (loss)	19.3	(43.5)
Earnings (loss) per diluted share	0.95	(2.16)

On a pro forma basis to give effect to the Tecton and Red Bone acquisitions, as if they occurred on February 1, 2018, revenues, net (loss) earnings and (loss) earnings per diluted share, for the years ended January 31, 2020 and 2019 would have been as follows:

	UNAUDITED
	YEAR ENDED
	January 31, 2020	January 31, 2019
	Pro forma	Pro forma
Revenues	$551.7	$566.2
Net (loss) earnings	(95.9)	19.9
(Loss) earnings per diluted share	(4.30)	0.89

3. PROPERTY AND EQUIPMENT, NET

Property and equipment consist of the following:

	Useful	January 31,	January 31,
	Life (Years)	2020	2019
Land, buildings and improvements	1 - 40	$38.2	$32.3
Machinery	1 - 20	257.9	202.2
Furniture and equipment	1 - 15	216.7	190.1
		512.8	424.6
Less accumulated depreciation		206.0	152.7
		$306.8	$271.9

Depreciation expense was $60.2, $40.7 and $33.2 for the years ended January 31, 2020, 2019 and 2018, respectively. Refer to Note 4. “Goodwill and Intangible Assets, Net” for a discussion of the interim long-lived asset recovery test performed during the year ended January 31, 2020.

4. GOODWILL AND INTANGIBLE ASSETS, NET

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The abrupt deterioration in industry conditions, which accelerated through the end of the Company’s fourth quarter, was driven by a sharp decline in U.S. land rig count and an unprecedented decline in operating frac spreads from the second quarter through the end of 2019. The decline in E&P activity resulted in lower demand levels and lower current and expected revenues for the Company. As a result, during the three months ended October 31, 2019, the Company performed an interim goodwill impairment test and a long-lived asset recoverability test.

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 12. “Fair Value Information” for additional information regarding the fair value determination. The results of the goodwill impairment test as of October 31, 2019, indicated that goodwill was impaired because the carrying value of two of the reporting units exceeded the fair value. Due to continued deterioration in industry conditions, which accelerated through the end of the fourth quarter, the quantitative goodwill impairment test was performed again as of December 31, 2019 for the Rocky Mountains segment, which concluded that the fair value of the reporting unit exceeded the carrying value. The Company recorded a $47.0 goodwill impairment charge during the year ended January 31, 2020, which is included in the consolidated statements of (loss) earnings for the year ended January 31, 2020. The charges reflect the full value of the goodwill attributable to the Northeast/Mid-Con and Southwest segments, leaving the Company with $28.3 goodwill related to the Rocky Mountains segment as of January 31, 2020. The fair value of the Rocky Mountains reporting unit exceeded the carrying value by 10.9% as of December 31, 2019.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based on the impairment indicators above, the Company performed a long-lived asset impairment analysis during the three months ended October 31, 2019 and December 31, 2019 and concluded that the undiscounted cash flows of the long-lived assets exceeded the carrying amount of each segment’s asset group in both periods. The sum of the undiscounted cash flows of the Southwest, Rocky Mountains and Northeast/Mid-Con long-lived assets exceeded the carrying value by 35.7%, 54.8% and 56.7%, respectively, as of December 31, 2019. As a result, the Company determined that its long-lived assets were not impaired as of December 31, 2019.

As of January 31, 2020, $28.3 of goodwill and $45.8 of identifiable intangible assets remain. The Company's cash flow projections were a significant input into the October 15, 2019 fair value. If the business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the Rocky Mountains reporting unit and the Company’s long-lived assets and result in an impairment charge.

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		January 31, 2020			January 31, 2019
	Useful Life	Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	20	$43.0	$2.4	$40.6	$24.9	$0.3	$24.6
Covenants not to compete	1.5 - 3	4.7	1.9	2.8	3.4	0.3	3.1
Developed technologies	15	3.3	0.9	2.4	3.3	0.7	2.6
		$51.0	$5.2	$45.8	$31.6	$1.3	$30.3

Amortization expense associated with identifiable intangible assets was $3.9, $0.8 and $0.3 for the years ended January 31, 2020, 2019 and 2018, respectively. The Company currently expects to recognize amortization expense related to intangible assets of approximately $4.0 in each of the next five fiscal years. The future amortization amounts are estimates. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

The changes in the carrying amount of goodwill for the years ended January 31, 2020 and 2019 are as follows:

Balance, January 31, 2018	$—
Acquisitions	43.2
Balance, January 31, 2019	43.2
Acquisitions	31.8
Purchase price adjustments	0.3
Goodwill impairment	(47.0)
Balance, January 31, 2020	$28.3

5. RELATED PARTY TRANSACTIONS

The statements of (loss) earnings for the years ended January 31, 2019 and 2018 include an allocation of general corporate expenses from KLX. These costs were allocated to the Company on a systematic and reasonable basis utilizing a direct usage basis when identifiable, with the remainder allocated on the basis of revenue generated, costs incurred, headcount or other measures.

Allocations for general corporate expenses, including management costs and corporate support services provided to the Company, totaled $16.6 and $18.7 for the years ended January 31, 2019 up through the date of the Spin-Off and 2018, respectively, and were reported in the Company’s selling, general and administrative expenses on its consolidated statements of (loss) earnings. These amounts include costs for allocations related to Former Parent’s strategic alternatives review process in the first quarter of Fiscal 2018, the Company’s Spin-Off process in the second and third quarters of Fiscal 2018 as well as for functions including executive management, finance, legal, information technology, human resources, employee benefits administration, treasury, risk management, procurement and other shared services.

In connection with the consummation of the Spin-Off, KLX Energy Services entered into a number of agreements with KLX, including a transition services agreement, distribution agreement, an employee matters agreement and an Intellectual Property (“IP”) matters agreement. Those agreements governed the relationship between the Company and KLX and provided for the allocation between us and KLX of various assets, liabilities and obligations (including employee benefits, information technology and insurance). All services under the transition services agreement with Former Parent were terminated prior to January 31, 2019, and amounts under such agreement were not material for the year ended January 31, 2019.

6. ACCRUED LIABILITIES

Accrued liabilities consist of the following:

	January 31,	January 31,
	2020	2019
Accrued salaries, vacation and related benefits	$13.9	$13.9
Accrued incentive compensation	2.3	9.1
Accrued property taxes	2.3	1.9
Other accrued liabilities	7.7	5.8
	$26.2	$30.7

7. LONG-TERM DEBT

Long-term debt consists of the following:

	January 31, 2020	January 31, 2019
Senior secured notes	$250.0	$250.0
Less unamortized debt issue costs	7.0	7.8
	$243.0	$242.2

As of January 31, 2020 and 2019, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due November 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. The indenture governing the Notes requires semi-annual interest payments on May 1 and November 1 of each year through the maturity date of November 1, 2025. On a net basis, after taking into consideration the debt issue costs for the Notes, total debt as of January 31, 2020 and 2019 was $243.0 and $242.2, respectively.

As of January 31, 2020 and 2019, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018, the date of the Spin-Off, and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley and also amended the definition of the required ratio (as defined in the ABL Facility) as a result of the Notes issuance. Unamortized deferred costs for the ABL Facility of $0.9 and $1.2 were recorded in other non-current assets as of January 31, 2020 and 2019, respectively.

Borrowings under the ABL Facility bear interest at a rate equal to the London interbank offered rate plus the applicable margin (as defined in the ABL Facility). No amounts were outstanding under the ABL Facility as of January 31, 2020 or 2019.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of January 31, 2020. Availability under the ABL Facility is determined primarily by a borrowing base formula calculated based on a percentage of our accounts receivable and inventory ($60.0 million as of January 31, 2020). The amount of availability under the ABL Facility will be reduced by the greater of $10.0 million or 15% of the borrowing base during any period for which the Company’s fixed charge coverage ratio is not at least 1:1 for the trailing four quarters for which financial statements have been delivered.

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

Letters of credit issued under the ABL Facility aggregated $0.8 at January 31, 2020.

Maturities of long-term debt are as follows:

Year Ending January 31,
2021	$—
2022	—
2023	—
2024	—
2025	—
Thereafter	250.0
Total	$250.0

Interest expense amounted to $30.4, $7.7 and $0.0 for the years ended January 31, 2020, 2019 and 2018, respectively.

8. COMMITMENTS, CONTINGENCIES AND OFF‑BALANCE‑SHEET ARRANGEMENTS

Lease Commitments—The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At January 31, 2020, future minimum lease payments under these arrangements approximated $72.2, of which $24.7 is related to long‑term real estate leases.

Rent expense for the years ended January 31, 2020, 2019 and 2018 was $44.3, $29.5 and $19.7, respectively. Future payments under operating leases with terms greater than one year as of January 31, 2020 are as follows:

Year Ending January 31,
2021	$27.4
2022	17.0
2023	10.2
2024	8.6
2025	6.6
Thereafter	2.4
Total	$72.2

Litigation—The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements.

During Fiscal 2019, the Company discovered a credit card theft by third parties of approximately $2.6 (which is included in Fiscal 2019 Cost of Sales) and promptly reported the theft to its insurers and law enforcement. The Company has also filed suit against several third parties to recover damages related to the theft. While the Company cannot reasonably determine the outcome of any related litigation at this time, it believes its insurance coverage will be available for recovery of some or all of this loss after the appropriate legal proceedings have concluded.

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

9. EMPLOYEE RETIREMENT PLANS

The Company sponsors and contributes to a qualified, defined contribution savings and investment plan, covering substantially all employees. The KLX Energy Services Holdings, Inc. Retirement Plan was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their pay, limited to certain statutory maximum contributions. Participants are vested in matching contributions immediately and the matching percentage is 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions. Prior to the Spin-Off, KLX Energy Services employees participated in a plan sponsored by our Former Parent. Total expense for the plans were $4.1, $3.2 and $2.1 for the years ended January 31, 2020, 2019 and 2018. The Company also sponsors and contributes to a supplemental executive retirement plan (“SERP”), which was established pursuant to Section 409A of the Internal Revenue Code, for certain Company employees. The SERP is an unfunded plan maintained for the purpose of providing deferred compensation for certain employees. This plan allows certain employees to annually elect to defer a portion of their compensation, on a pre-tax basis, until their retirement. The retirement benefit to be provided is based on the amount of compensation deferred. Prior to the Spin-Off, certain KLX Energy Services employees participated in a SERP sponsored by the Former Parent. Compensation expense under the programs were $0.4, $0.2 and $0.1 for the years ended January 31, 2020, 2019 and 2018, respectively.

10. STOCKHOLDERS’ EQUITY

(Loss) Earnings Per Share—Basic net (loss) earnings per common share is computed using the weighted average of common shares outstanding during the year. Diluted net (loss) earnings per common share reflects the potential dilution from assumed conversion of all dilutive securities such as unvested restricted stock using the treasury stock method. When the effects of the outstanding restricted stock awards or restricted stock units are anti‑dilutive, they are not included in the calculation of diluted net (loss) earnings per common share. For the years ended January 31, 2020 and 2019, 2.3 and 2.2 shares, respectively, and for the year ended January 31, 2018, no shares were excluded from the determination of diluted earnings per common share.

The following table sets forth the computation of basic and diluted net (loss) earnings per share for the years ended January 31, 2020, 2019 and 2018:

	Year Ended
	January 31,	January 31,	January 31,
	2020	2019	2018
Net (loss) earnings(1)	$(96.4)	$14.4	$(24.1)
(Shares in millions)
Basic weighted average common shares	22.3	20.1	20.1
Effect of dilutive securities - dilutive securities	-	0.1	-
Diluted weighted average common shares	22.3	20.2	20.1

Basic net (loss) earnings per common share(2)	$(4.32)	$0.72	$(1.20)
Diluted net (loss) earnings per common share(2)	$(4.32)	$0.71	$(1.20)

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

(2)

On September 14, 2018, the distribution date, KLX stockholders of record as of the close of business on September 3, 2018 received 0.4 shares of KLX Energy Services common stock for every 1.0 share of KLX common stock held as of the record date. January 31, 2018 basic and diluted net loss per common share and the average number of common shares outstanding were calculated using the number of KLX Energy Services common shares outstanding immediately following the distribution.

Long‑Term Incentive Plan—The Company maintains a Long‑Term Incentive Plan (“LTIP”) under which the Company’s Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units, performance stock and other forms of equity-based or equity-related awards.

During the year ended January 31, 2019, the Company granted restricted stock to members of the Company’s Board of Directors and certain members of management. Restricted stock grants vest over periods ranging from three to four years and are granted at the discretion of the Compensation Committee of the Company’s Board of Directors. Neither the Company’s Chairman, Chief Executive Officer and President and Senior Vice President and Chief Financial Officer nor members of the Board of Directors are receiving any other non-de minimis cash consideration for their services. Compensation cost is generally recorded on a straight‑line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Compensation cost of $18.2, $23.5 and $12.5 was recorded in selling, general and administrative expense for the years ended January 31, 2020, 2019 and 2018, respectively, including both the amounts related specifically to the Company’s employees and the corresponding expense related to grants of restricted stock and restricted stock units granted or approved by the Former Parent. The vesting of all unvested shares of restricted stock was accelerated upon the sale of the Former Parent to the Boeing Company on October 9, 2018, resulting in approximately $10.7 of share based compensation expense during the year ended January 31, 2019. Unrecognized compensation cost related to restricted stock awards made by the Company was $51.4 at January 31, 2020.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding. The table does not include the shares of restricted stock associated with the shared based compensation expense allocated by the Former Parent to the Company as it would not be practicable to do so:

	January 31, 2020			January 31, 2019
			Weighted			Weighted
		Weighted	Average		Weighted	Average
		Average	Remaining		Average	Remaining
	Shares	Grant Date	Vesting Period	Shares	Grant Date	Vesting Period
	(in thousands)	Fair Value	(in years)	(in thousands)	Fair Value	(in years)
Outstanding, beginning of period	2,466.2	$28.71	3.54	256.7	$42.68	1.83
Make-whole shares granted upon Spin-Off	—	—		37.6	37.23
Shares granted	617.5	8.21		2,480.3	28.88
Shares vested	(628.7)	28.50		(291.8)	38.50
Shares forfeited	(90.3)	19.95		(16.6)	33.18
Outstanding, end of period	2,364.7	$23.75	2.63	2,466.2	$28.71	3.54

11. EMPLOYEE STOCK PURCHASE PLAN

The Company has established a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The Company issued approximately 175,000 shares of common stock to employees of the Company during the year ended January 31, 2020 at a weighted average price per share of $8.55. The Former Parent issued approximately 8,000 and 14,000 shares of common stock to employees of the Company during the years ended January 31, 2019 and 2018, respectively, at a weighted average price per share of $61.12 and $49.63, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of January 31, 2020 and 2019. The fair value of the Company’s Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $202.5 and $254.1 as of January 31, 2020 and 2019, respectively.

Goodwill was impaired by $47.0 and written down to its estimated fair value of $28.3 during the year ended January 31, 2020. The goodwill level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, utilizing estimates of future cash flow, discount rate and long-term growth rate, all of which were unobservable. Fair value is measured as of the impairment date using level 3 inputs. See Note 4. “Goodwill and Intangible Assets, Net” for a discussion of the goodwill impairment charge recorded during the year ended January 31, 2020.

13. INCOME TAXES

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

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. As of January 31, 2020, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets as a result of historical losses, the difficulty of forecasting future taxable income, and other factors. Given the weight of objectively verifiable historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reversal. As of January 31, 2020 and 2019, the Company recorded valuation allowances of $74.9 and $67.7, respectively.

The Company reduced its deferred tax assets with a corresponding reduction to its valuation allowance resulting from the acquired deferred tax liabilities of both Red Bone and Tecton. The Company believes it is necessary to see further positive evidence, such as sustained achievement of profits, before these valuation allowances can be released. If such positive evidence develops, the Company may release all or a portion of the remaining valuation allowances, but at this point in time cannot determine in which period they would reverse. The Company will continue to assess the realizability of its deferred tax assets.

Income tax (benefit) expense consists of the following:

	Year Ended January 31,
	2020	2019	2018
Current:
Federal	$—	$—	$—
State	0.4	0.6	0.1
	0.4	0.6	0.1
Deferred:
Federal	(8.0)	—	—
State	(0.9)	—	—
	(8.9)	—	—
Total income tax (benefit) expense	$(8.5)	$0.6	$0.1

The difference between income tax expense (benefit) and the amount computed by applying the statutory U.S. federal income tax rate (21% for the years ended January 31, 2020 and 2019 and 33.8% for the year ended January 31, 2018) to the pre‑tax (loss) earnings consists of the following:

	Year Ended January 31,
	2020	2019	2018
Statutory federal income tax (benefit) expense	$(22.0)	$3.1	$(8.1)
State income taxes, net of federal benefit	(1.8)	0.2	(0.5)
Change in valuation allowance	7.2	(6.5)	(98.0)
Non-taxable/non-deductible items	0.1	0.3	0.1
Stock compensation	0.1	3.4	(0.8)
Non-deductible Spin-Off costs	—	2.1	—
Meals & entertainment	0.9	0.7	0.5
Officer compensation	2.9	0.7	—
Tax credits	(0.2)	(0.3)	—
Goodwill impairment	3.9	—	—
Acquisition costs	0.4	—	—
Change in tax rate	—	(3.1)	106.9
	$(8.5)	$0.6	$0.1

Income tax benefit was $8.5 for the year ended January 31, 2020, as compared to $0.6 of income tax expense in the prior year period, reflecting the effective tax rate of approximately 8.1% resulting primarily from the benefit recorded in the fourth quarter of Fiscal 2019. The income tax benefit relates to the reduction of the valuation allowance relative to acquired Red Bone and Tecton’s deferred tax liabilities via purchase accounting of approximately $8.9. The benefit is partially offset by current state tax expense of $0.4. Aside from a negligible amount of state and local taxes, there was no income tax expense in the prior year due to the fact that the Company had established a full valuation allowance against its net deferred tax asset.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consist of the following:

	January 31, 2020	January 31, 2019
Deferred tax assets:
Accrued liabilities	$5.9	$4.5
Intangible assets	77.3	83.3
Net operating loss carryforward	36.4	19.1
Inventory capitalization	0.6	0.8
Interest expense limitation	8.7	1.9
Other	2.2	0.6
	131.1	110.2
Deferred tax liabilities:
Depreciation	(56.2)	(42.5)
	(56.2)	(42.5)
Net deferred tax asset before valuation allowance	74.9	67.7
Valuation allowance	(74.9)	(67.7)
Net deferred tax asset	$—	$—

The Company is subject to taxation in the United States and various states. Tax years that remain subject to examinations by major tax jurisdictions are generally open for tax years ending in 2019 and after.

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

14. SEGMENT REPORTING

The Company is organized on a geographic basis. The Company’s reportable segments which are also its operating segments, are comprised of the Southwest (the Permian Basin and the Eagle Ford), the Rocky Mountains (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con (the Marcellus and Utica as well as the Mid‑Continent STACK and SCOOP and Haynesville). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision‑making group (“CODM”). This group is comprised of the Chairman and Chief Executive Officer and the Senior Vice President and Chief Financial Officer. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and other financial information by reportable segment:

	Year Ended January 31, 2020
	Southwest	Rocky Mountains	Northeast/Mid-Con	Total
Revenues	$177.9	$216.4	$149.7	$544.0
Operating (loss) earnings(1)(2)	(54.3)	10.1	(31.5)	(75.7)
Total assets(1)	203.6	233.5	186.3	623.4
Goodwill	—	28.3	—	28.3
Capital expenditures(1)	19.5	24.2	27.1	70.8
Depreciation and amortization	21.0	21.0	22.1	64.1

	Year Ended January 31, 2019
	Southwest	Rocky Mountains	Northeast/Mid-Con	Total
Revenues	$186.2	$179.7	$129.4	$495.3
Operating earnings(1)(3)	3.2	5.5	13.4	22.1
Total assets(1)	319.9	208.0	144.9	672.8
Goodwill	22.1	13.2	7.9	43.2
Capital expenditures(1)	55.0	17.2	11.8	84.0
Depreciation and amortization	12.5	15.4	13.6	41.5

	Year Ended January 31, 2018
	Southwest	Rocky Mountains	Northeast/Mid-Con	Total
Revenues	$109.5	$127.0	$84.0	$320.5
Operating loss(1)(4)	(12.8)	(0.8)	(10.4)	(24.0)
Total assets(1)	68.8	124.9	80.1	273.8
Capital expenditures(1)	12.9	25.3	11.2	49.4
Depreciation and amortization	10.1	12.1	11.3	33.5

(1)

Administrative-level assets, capital expenditures and depreciation and amortization have been allocated to the above segments based on each segment’s pro rata share of the respective consolidated financial statement line item. Operating expenses have been allocated to the above segments based on each segment’s pro rata share of revenues.

(2)

For the year ended January 31, 2020, operating (loss) earnings includes a goodwill impairment charge of $47.0, of which $22.4 was attributable to the Southwest segment and $24.6 was attributable to the Northeast/Mid-Con segment.

(3)

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

(4)

For the year ended January 31, 2018, cost of sales and SG&A expense include $0.3 and $3.3, respectively, of costs primarily associated with KLX’s strategic alternatives review and also a restructuring of the Eagle Ford region, which was the Company’s only unprofitable region.

The following table presents revenues by service offering by reportable segment:

	Year Ended January 31, 2020
		Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$122.9	$122.4	$70.6	$315.9
Intervention revenues	34.3	45.8	45.9	126.0
Production revenues	20.7	48.2	33.2	102.1
Total revenues	$177.9	$216.4	$149.7	$544.0

	Year Ended January 31, 2019
		Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$117.6	$91.6	$64.7	$273.9
Intervention revenues	42.3	42.1	31.3	115.7
Production revenues	26.3	46.0	33.4	105.7
Total revenues	$186.2	$179.7	$129.4	$495.3

	Year Ended January 31, 2018
		Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$62.8	$52.2	$39.6	$154.6
Intervention revenues	30.9	42.0	22.7	95.6
Production revenues	15.8	32.8	21.7	70.3
Total revenues	$109.5	$127.0	$84.0	$320.5

15. SELECTED QUARTERLY DATA (Unaudited)

Summarized quarterly financial data for the years ended January 31, 2020 and 2019 are as follows:

	January 31, 2020
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$145.8	$164.9	$134.5	$98.8
Cost of sales	118.9	129.4	119.3	102.4
Net (loss) earnings(1)	(5.0)	3.5	(69.8)	(25.1)
Basic net (loss) earnings per share(2)	(0.24)	0.16	(3.10)	(1.09)
Diluted net (loss) earnings per share(2)	(0.24)	0.16	(3.10)	(1.09)

(1)	For the quarters ended October 31, 2019 and January 31, 2020, net (loss) earnings includes a goodwill impairment charge of $45.8 and $1.2, respectively.
(2)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

	January 31, 2019
	First	Second	Third	Fourth
	Quarter	Quarter	Quarter	Quarter
Revenues	$110.3	$117.9	$123.2	$143.9
Cost of sales	82.0	85.7	90.2	112.5
Net earnings (loss)	5.8	13.6	(9.9)	4.9
Basic net earnings (loss) per share(1)	0.29	0.68	(0.49)	0.24
Diluted net earnings (loss) per share(1)	0.29	0.68	(0.49)	0.24

(1)	Net earnings per share are computed individually for each quarter presented. Therefore, the sum of the quarterly net earnings per share may not necessarily equal the total for the year.

16. SUBSEQUENT EVENTS

Oil prices declined sharply in March 2020 to levels as low as approximately $21.00 per barrel as a result of multiple factors affecting levels of supply and demand in global oil and gas markets, including the announcement of price reductions and production increases by OPEC members and other oil exporting nations. Oil and natural gas prices are expected to continue to be volatile as a result of the near term production increases and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported, and the Company cannot predict when prices will improve and stabilize. The Company is currently unable to estimate the impact of these events on its future financial position and results of operations. Therefore, the Company can give no assurances that the events will not have a material adverse effect on its financial position or results of operations.

SCHEDULE II—VALUATION AND QUALIFYING ACCOUNTS

FOR THE YEARS ENDED JANUARY 31, 2020, 2019 AND 2018

(In millions)

	Balance At				Balance At
	Beginning			Write-Offs/	End
	Of Period	Expenses	Other	Disposals	Of Period
Deducted from Assets:
Allowance for doubtful accounts:
Year ended January 31, 2020	$3.1	$11.6	$—	$1.8	$12.9
Year ended January 31, 2019	2.3	1.2	—	0.4	3.1
Year ended January 31, 2018	2.7	0.2	—	0.6	2.3
Reserve for inventory:
Year ended January 31, 2020	$2.0	$2.6	$—	$3.1	$1.5
Year ended January 31, 2019	1.1	1.6	—	0.7	2.0
Year ended January 31, 2018	0.1	1.2	—	0.2	1.1
Deferred tax asset valuation allowance:
Year ended January 31, 2020	$67.7	$—	$7.2	$—	$74.9
Year ended January 31, 2019(1)	175.5	—	(6.5)	(101.3)	67.7
Year ended January 31, 2018	273.5	—	(98.0)	—	175.5
(1)

The decrease in the deferred tax asset valuation allowance of $101.3 is related to the surrender of net operating losses and tax credits, which were fully valued to The Boeing Company as per the merger agreement with KLX.