Form 10-K/A
period 2020-01-31
KLX Energy Services Holdings, Inc.
filed 2020-05-29
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

Amendment No. 1

(Mark One)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2020
or
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ______ to _______

Commission File Number: 001-38609

KLX ENERGY SERVICES HOLDINGS, INC.

(Exact name of registrant as specified in its charter)

Delaware (State of incorporation or organization)	36-4904146 (I.R.S. Employer Identification No.)

1300 Corporate Center Way

Wellington, Florida

(Address of principal executive offices)

(561) 383-5100

(Registrant’s telephone number, including area code) registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	KLXE	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None.

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days: Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒	Non-accelerated filer ☐	Smaller reporting company ☐	Emerging growth company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes☐ No ☒

As of July 31, 2019, the aggregate market value of the registrant’s voting stock held by non-affiliates was approximately $331.4 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant’s common stock, $0.01 par value, outstanding as of March 20, 2020, was 24,742,626 shares.

EXPLANATORY NOTE

This Amendment No. 1 to Form 10-K (this “Amendment”) amends the Annual Report on Form 10-K for the fiscal year ended on January 31, 2020 (the “2019 Form 10-K”) originally filed on March 24, 2020 (the “Original Filing”) by KLX Energy Services Holdings, Inc., a Delaware corporation (“we,” “us,” “our,” the “Company,” “KLXE,” “KLX Energy Services” or the “Corporation”). The Company is filing this Amendment to present the information required by Part III of Form 10-K as the Company will not file a definitive proxy statement within 120 days of the end of the Company’s fiscal year ended January 31, 2020.

Except as described above, no other changes have been made to the Original Filing. The Original Filing continues to speak as of the date of the Original Filing, and the Company has not updated the disclosures contained therein to reflect any events that occurred at a date subsequent to the date of the Original Filing.

PART III

ITEM 10. Directors, Executive Officers and Corporate Governance

Our Executive Officers

The following table sets forth information regarding the Company’s executive officers as of May 1, 2020.

Name and Title	Business Experience
Thomas P. McCaffrey President, Chief Executive Officer & Chief Financial Officer	Thomas P. McCaffrey has served as President, Chief Executive Officer and Chief Financial Officer of our Company since May 1, 2020 and as a member of the Board of Directors since April 22, 2020, and previously as Senior Vice President and Chief Financial Officer from September 2018 until April 30, 2020. Previously, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University, Chairman of its Development Committee and as a member of its Audit Committee.

Heather Floyd Vice President – Finance and Corporate Controller	Heather Floyd has served as Vice President—Finance and Corporate Controller and as principal accounting officer of KLX Energy Services Holdings, Inc. since October 2018. Previously, Ms. Floyd served as Vice President – Finance and Corporate Controller of KLX Inc. from February 2014 until October 2018. Ms. Floyd has over 17 years of combined accounting, auditing, financial reporting and Sarbanes-Oxley compliance experience. Prior to joining KLX Inc., Ms. Floyd held various positions at B/E Aerospace, Inc., including most recently Vice President – Internal Audit. Prior to joining B/E Aerospace, Ms. Floyd served as an Audit Manager with Ernst & Young and in various accounting roles at Corporate Express, now a subsidiary of Staples. Ms. Floyd is a Certified Public Accountant licensed to practice in Florida.

Jonathan L. Mann General Counsel, Vice President – Law, Chief Compliance Officer and Secretary	Jonathan L. Mann has served as General Counsel, Vice President – Law, Chief Compliance Officer and Corporate Secretary of KLX Energy Services Holdings, Inc. since August 2019 and as Associate General Counsel, Vice President – Law, Chief Compliance Officer and Corporate Secretary from September 2018 until August 2019. Previously, Mr. Mann served as Corporate Counsel of KLX Inc. from August 2016 until the spin-off of KLX Energy Services in September 2018. Prior to joining KLX Inc., Mr. Mann served as Assistant General Counsel of ExamWorks, Inc. Before that, Mr. Mann served as an attorney at White & Case LLP practicing in the corporate and finance practice groups. Mr. Mann attended the University of Florida, where he earned Bachelor of Science in Accounting and Master of Accounting degrees and a Juris Doctorate. Mr. Mann is a member of The Florida Bar and an Illinois Registered Certified Public Accountant.

Our Board of Directors

The following table sets forth information regarding our directors as of May 1, 2020. The table contains each person’s biography as well as the qualifications and experience each person brings to our Board. Our Board consists of eight members, six of whom will meet applicable regulatory and exchange listing independence requirements.

Name and Title		Business Experience and Director Qualifications
John T. Collins Chairman	73	John T. Collins has served as Chairman of the Board of Directors since May 2020 and has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in the industry. From 1992 to 2017, Mr. Collins was the Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies. Mr. Collins currently serves on the Board of Directors for Federated Funds, Inc. and has served on the Board of Directors for several public companies, including Bank of America Corp. and FleetBoston Financial. In addition, Mr. Collins has served as Chairman of the Board of Trustees of his alma mater, Bentley University. Our Board benefits from Mr. Collins’s many years of experience in the management, acquisition and development of several companies.

Amin J. Khoury Director	81	Amin J. Khoury has been a Director since September 2018 and served as Chairman of the Board of Directors, Chief Executive Officer and President of the Company from September 2018 until May 2020. Mr. Khoury served as Chairman and Chief Executive Officer of KLX Inc. from the time of its spin-off from B/E Aerospace in December 2014 until its sale to The Boeing Company in October 2018. Mr. Khoury co-founded B/E Aerospace in July 1987 and served as its Chairman of the Board until its sale to Rockwell Collins in April 2017. Mr. Khoury served as Chief Executive Officer of B/E Aerospace from December 31, 2005 through December 31, 2013. Mr. Khoury also served as the Co-Chief Executive Officer of B/E Aerospace from January 1, 2014 to December 16, 2014. Mr. Khoury was a Trustee of the Scripps Research Institute from May 2008 until July 2014. Mr. Khoury holds an Executive Masters Professional Director Certification, the highest level, from the American College of Corporate Directors. During his time at B/E Aerospace, Mr. Khoury was primarily responsible for the development and execution of B/E Aerospace’s business strategies that resulted in its growth from a single product line business with $3.0 million in annual sales, to the leading global manufacturer of commercial aircraft and business jet cabin interior products and the world’s leading distributor of aerospace consumable products, with annual revenues in 2013 of $3.5 billion. Mr. Khoury also led the founding and growth of the KLX Aerospace Solutions Group from a single acquisition in 2001 through nine additional acquisitions, transforming it into a leading independent company in its industry. During his time at B/E Aerospace and KLX Inc., Mr. Khoury oversaw the expansion into the oilfield services industry and formation of our company through the combination and integration of seven private oilfield service companies. Mr. Khoury led the strategic planning and acquisition strategies of B/E Aerospace and KLX Inc. as well as their operational integration and execution strategies. He is a highly effective leader in organizational design and development matters and has been instrumental in identifying and attracting both our managerial talent and Board members. He has an intimate knowledge of the company, its industry and its competitors which he has gained over the last 32 years at B/E Aerospace, KLX Inc. and KLX Energy Services Holdings, Inc. All of the above experience and leadership roles uniquely qualify him to serve as a member of our Board.

Richard G. Hamermesh Director	72	Richard G. Hamermesh has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Dr. Hamermesh is a Senior Fellow at the Harvard Business School, where he was formerly the MBA Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh is a member of the Board of Directors of SmartCloud, Inc. and was a director of B/E Aerospace, Inc. until its sale to Rockwell Collins in April 2017, and a director of Rockwell Collins from April 2017 until its sale to United Technologies Corporation in November 2018. Our Board benefits from Dr. Hamermesh’s education and business experience as co-founder of a leading executive education and consulting firm, as president, founder, director and co-investor in over 15 early stage businesses, and his 28 years as a Professor of Management Practice at Harvard Business School, where he has led MBA candidates through thousands of business case studies, as well as his intimate knowledge of our business and industry.

Benjamin A. Hardesty Director	70	Benjamin A. Hardesty has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Hardesty has been the owner of Alta Energy LLC, a consulting business focused on oil and natural gas in the Appalachian Basin and onshore United States, since 2010. In May 2010, Mr. Hardesty retired as president of Dominion E&P, Inc., a subsidiary of Dominion Energy, engaged in the exploration and production of oil and natural gas in North America, a position he had held since September 2007. After joining Dominion Energy in 1995, Mr. Hardesty had previously also served in other executive positions, including President of Dominion Appalachian Development, Inc. and General Manager and Vice President Northeast Gas Basin. Mr. Hardesty has served on the Board of Directors of Antero Resources Corporation since its initial public offering in October 2013. He previously was a member of the Board of Directors of Blue Dot Energy Services, LLC from 2011 until its sale to B/E Aerospace in 2013. From 1982 to 1995, Mr. Hardesty served as an officer and director of Stonewall Gas Company, and from 1978 to 1982 as vice president of operations of Development Drilling Corporation. Mr. Hardesty is director emeritus and past president of the West Virginia Oil & Natural Gas Association and past president of the Independent Oil & Gas Association of West Virginia. Mr. Hardesty serves on the Visiting Committee of the Petroleum Natural Gas Engineering Department of the College of Engineering and Mineral Resources at West Virginia University. Our Board benefits from Mr. Hardesty’s significant experience in the oil and natural gas industry, including in our areas of operation.

Thomas P. McCaffrey Director	66	Thomas P. McCaffrey has been a Director since April 22, 2020. He has served as Chief Executive Officer and President of our Company since May 1, 2020 and previously as Senior Vice President and Chief Financial Officer from September 2018 until April 2020. Previously, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University, Chairman of its Development Committee and as a member of its Audit Committee. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of our business and industry, and strategic planning experience.

Stephen M. Ward, Jr. Director	65	Stephen M. Ward, Jr., has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Ward has been a director of Carpenter Technology Corporation since 2001, where he is Chair of the Corporate Governance Committee and a member of the Human Resources and Science and Technology Committees. Mr. Ward previously served as President and Chief Executive Officer of Lenovo Corporation, which was formed by the acquisition of IBM Corporation’s personal computer business by Lenovo of China. Mr. Ward had spent 26 years at IBM Corporation holding various management positions, including Chief Information Officer and Senior Vice President and General Manager, Personal Systems Group. Mr. Ward is a cofounder and Board member of C3.ai, a company that develops and sells internet of things software for analytics and control. Mr. Ward was previously a Board member and founder of E2open, a maker of enterprise software, and a Board member of E-Ink, a maker of high-tech screens for e-readers and computers, and was the Chairman of the Board of QDVision, the developer and a manufacturer of quantum dot technology for the computer, TV and display industries until its sale. Our Board benefits from Mr. Ward’s broad executive experience and focus on innovation that enables him to share with our Board valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments and growth.

Theodore L. Weise Director	76	Theodore L. Weise has been a Director since September 2018. He served on the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Weise is currently a business consultant and serves on the Board of Directors of Hawthorne Global Aviation Services. Mr. Weise joined Federal Express Corporation in 1972 during its formative years and retired in 2000 as its President and Chief Executive Officer. He held many officer positions, including Executive Vice President of World Wide Operations, and led the following divisions as its Senior Vice President: Air Operations, Domestic Ground Operations, Central Support Services, Business Service Center and Operations Planning. Prior to joining Federal Express Corporation, Mr. Weise flew on the US Air Force F 111 as a Flight Test Engineer for General Dynamics Corp. He has previously served on the Board of Directors of Federal Express Corporation, Computer Management Sciences, Inc., ResortQuest International, Inc. and Pogo Jet, Inc. Mr. Weise is a member of the Missouri University of Science and Technology Board of Trustees, of which he was a past President. Mr. Weise is a jet rated Airline Transport Pilot with over 5,700 flight hours. He holds an Executive Masters Professional Director Certification from the American College of Corporate Directors. Our Board benefits from Mr. Weise’s extensive leadership experience.

John T. Whates, Esq. Director	72	John T. Whates has been a Director since September 2018. He served as a member of the Board of Directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the Board of Directors of Dynamic Healthcare Systems, Inc., was a member of the Board of Directors of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the Compensation Committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’ extensive experience, multi-dimensional educational background and thorough knowledge of our business and industry.

Structure of the Board of Directors

Our Board is divided into three classes of directors. Directors of each class are chosen for three-year terms upon the expiration of their current terms, and each year our stockholders elect one class of our directors. The directors designated as Class II directors have terms expiring at the 2020 Annual Meeting of Stockholders, the directors designated as Class III directors have terms expiring at the 2021 Annual Meeting of Stockholders, and the directors designated as Class I directors have terms expiring at the 2022 Annual Meeting of Stockholders.

Audit Committee

We have a separately-designated standing Audit Committee established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Messrs. Hardesty, Weise and Whates currently serve as members of the Audit Committee. Under the current Securities and Exchange Commission (“SEC”) rules and the rules of Nasdaq, all of the members are independent. Our Board has determined that Mr. Whates is an “audit committee financial expert” in accordance with current SEC rules. All members of the Audit Committee are independent, as that term is used in Item 407 of Regulation S-K of the federal securities laws.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors and executive officers, and persons who own more than ten percent of a registered class of our equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of our common stock and other equity securities. Officers, directors and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) forms they file.

Based solely on a review of the copies of reports furnished to us and, with respect to our directors and officers, written representations that no other reports were required, with respect to the year ended January 31, 2020, all Section 16(a) filing requirements applicable to our directors, officers and greater-than-ten-percent beneficial owners were complied with the exception of one report relating to a single transaction filed one business day late for Gary J. Roberts.

Code of Business Conduct

Our Board has adopted a code of business conduct that applies to all of our directors, officers and employees, including our principal executive officer and principal financial officer, controller and all other employees performing a similar function. We maintain a copy of our code of business conduct, including any amendments thereto and any waivers applicable to any of our director and officers, on our website at www.KLXEnergy.com.

ITEM 11. Executive Compensation

Introduction

As an “emerging growth company,” we are eligible to comply with the executive compensation disclosure rules applicable to “smaller reporting companies,” as such term is defined in the rules promulgated under the Securities Act of 1933, as amended (the “Securities Act”). These rules require certain compensation disclosure for our principal executive officer and the two most highly compensated executive officers other than our principal executive officer. For the fiscal year ended on January 31, 2020 (“Fiscal 2019”), these three officers, listed below, are referred to as our named executive officers (“NEOs”):

•	Amin J. Khoury, Director and former Chairman, Chief Executive Officer and President until May 1, 2020 retirement

•	Heather M. Floyd, Vice President – Finance and Corporate Controller

•	Gary J, Roberts – Former Vice President and General Manager until April 11, 2020

We have also elected to present in this Amendment executive compensation disclosure for Thomas P. McCaffrey, currently our President, Chief Executive Officer and Chief Financial Officer since May 1, 2020 and a Director since April 22, 2020, and previously, Senior Vice President and Chief Financial Officer since September 2018 on a consistent basis with that of our Fiscal 2019 NEOs in order to provide a more comprehensive disclosure of our compensation practices to our stockholders, notwithstanding that Mr. McCaffrey was not a Fiscal 2019 NEO based on his Fiscal 2019 compensation, which is described below.

As an emerging growth company, we are not required to hold a “say-on-pay” vote at our annual meeting or to include Compensation Discussion & Analysis disclosure in this Amendment; however, based on input from our stockholders and proxy advisory services, and as previously announced, we are providing a number of additional disclosures with respect to the above named individuals in a manner substantially compliant with the disclosure rules for larger public companies, in order to provide a more transparent view of our compensation philosophy.

Our Approach to Executive Pay

Our compensation program is designed to incentivize our executives in a manner consistent with our stockholders’ long-term interests. In 2018, prior to the spin-off, the Compensation Committee of KLX Inc. established the compensation for Messrs. Khoury, McCaffrey and Roberts.

In order to determine an appropriate compensation structure, given the size of our Company, our strategic objectives following the consummation of the spin-off and the lack of availability of equity or debt finance for oilfield services companies, the Compensation Committee of KLX Inc. and Messrs. Khoury and McCaffrey agreed, and the Compensation Committee of KLX Inc. recommended to the Board of Directors of KLX Inc., who approved, that Messrs. Khoury and McCaffrey would forego base salaries for the first four years following the spin-off. The purpose of this structure was to directly align the executives’ interests with those of KLX Energy Services’ stockholders, to facilitate maximum availability of cash on hand to support the day-to-day operations of our business and to strengthen our ability to pursue our growth and acquisition strategy. In light of Messrs. Khoury and McCaffrey’s agreements to forego base salaries, in order to align the executives’ interests with the interests of our stockholders and also appropriately incentivize the executives, the Compensation Committee of KLX Inc. agreed and recommended, and the Board of Directors of KLX Inc. approved, providing Messrs. Khoury and McCaffrey with grants of restricted stock, scheduled to vest over a four-year period, with the first installment having vested twelve months following the consummation of the spin-off. In addition, while Mr. Roberts, our former Vice President and General Manager, received cash remuneration, approximately 72% percent of his targeted total direct compensation payable under his employment agreement was in the form of restricted stock that was scheduled to vest over a four-year period. Ms. Floyd receives cash remuneration pursuant to her employment agreement, but a significant percentage of her targeted annual direct compensation is in the form of annual restricted stock awards that vest over a three-year period. We believe this structure best achieves the balance of aligning the interests of the executives with our stockholders while also providing appropriate incentives to our executives.

The KLX Energy Services Compensation Committee (the “Committee”) consulted with its independent compensation consultant, Pearl Meyer (“PM”), in 2018, with respect to the foregoing arrangements for Messrs. Khoury, McCaffrey and Roberts, and PM concluded these arrangements were both reasonable and appropriate given the roles and experiences of our NEOs.

The restricted stock awards granted at the time of the spin-off to Messrs. Khoury and McCaffrey were made in lieu of base salaries for Messrs. Khoury and McCaffrey. The fair value of the restricted shares on the grant date, September 14, 2018, was $28.90 per share, which was the closing share price for the Company’s common stock as quoted on the Nasdaq Global Select Market. See Footnote 1 to the Summary Compensation Table on page 17 for how we valued the grant. In addition, Messrs. Khoury, McCaffrey and Roberts agreed not to participate in the Company’s annual restricted stock award program through December 2022.

As we previously announced prior to the filing of this Amendment, we entered into certain severance arrangements with Messrs. Khoury and Roberts during 2020, which included the vesting of their unvested restricted stock awards and certain cash payments, and we entered into a new employment agreement with Mr. McCaffrey effective May 1, 2020 concurrently with Mr. McCaffrey being appointed our President, Chief Executive Officer and Chief Financial Officer, which includes cash remuneration.

A Closer Look at How Our Program Works

Our executive compensation program is grounded in our guiding principles and also stresses the following best-practice governance features:

•	The Committee periodically reviews the Compensation Peer Group (“CPG”) and makes adjustments, when appropriate, to further enhance our market competitiveness and alignment with investor expectations

•	Clawback policy

•	No tax gross-ups

•	No repricing or underwater cash buyouts

•	No hedging or pledging of shares

Annual cash incentives reward both the achievement of short-term financial goals, as well as the execution of activities to advance our strategic and operational priorities, which support near-term financial performance and long-term strategic objectives. Below is a summary of the annual cash incentive plan structure, including metrics and weightings as it related to Mr. Roberts (as Messrs. Khoury and McCaffrey did not receive cash salaries and did not participate in our annual cash incentive program). While Mr. Roberts received a cash bonus for Fiscal 2018, due to the significant deterioration in industry conditions in 2019 and the resulting impact on our business, no cash bonus was awarded to Mr. Roberts for Fiscal 2019. Ms. Floyd received a cash bonus for Fiscal 2019 equal to approximately 25% of her annual base salary for 2019 due to her contributions toward achievement of the Company’s strategic objectives, contributions in overseeing strategic acquisitions made in Fiscal 2019 and integration activities related thereto, and an expansion of the scope of her responsibilities to include overseeing our Houston, Texas accounting and finance functions.

Annual Cash Incentives– Plan Structure
Weighting	Performance Objectives	Metrics
Adjusted EBITDA Margin (33 1/3% weighting)
70%	Financial Metrics	Adjusted Free Cash Flow Growth Rate (33 1/3% weighting)
Adjusted EBITDA Growth Rate (33 1/3% weighting)
Examples of strategic and operational initiatives include, but are not limited to:
		•	Strengthen KLXE brand identity, internally and externally
30%	Strategic and Operational Initiatives	•	Maximize cost reduction programs to optimize earnings and cash flows
		•	Develop and implement financial tools and training for operations management
		•	Continue to generate market share gains
		•	Continue to improve all aspects of the Company’s Health, Safety and Environmental measures
		•	Continue to improve processes and efficiency

Had cash bonuses been considered for financial metrics, that portion of the award would have been determined by the achievement of the combined score of the three performance metrics compared with our peers on a relative basis at the end of the year. The actual amount of cash incentives to be paid will be driven by the achievement of the below target performance targets relative to our peer group as follows:

Percentile Ranking	Range of Payout*
Below 25th Percentile	0% payout
From 25th to 50th Percentile	50% to 100% payout
From 50th to 75th Percentile	100% to 200% of payout
Above 75th Percentile	200% payout (capped)

*Performance achieved between the 25th and 50th percentiles and 50th and 75th percentiles is interpolated between the end points identified above.

The strategic and operational portion of the award is determined by the achievement of the strategic and operational objectives set at the beginning of the year as compared with our peers on an absolute basis at the end of the year. The actual amount of cash incentives to be paid is driven by the achievement of the performance targets determined by the Committee, as set forth below:

Percentile Ranking	Range of Payout*
Below 25th Percentile	0% payout
From 25th to 50th Percentile	50% to 100% payout
From 50th to 75th Percentile	100% to 150% of payout
Above 75th Percentile	150% payout (capped)

* Performance achieved between the 25th and 50th percentiles and 50th and 75th percentiles is interpolated between the end points identified above.

Total cash incentives are equal to the sum of the financial and non-financial achievements, and are awarded to our managers, including NEOs, based on their individual performance.

Despite the strategic objectives achieved during 2019, given the rapid deterioration in industry conditions and its impact on the Company’s performance, the Committee determined not to award a cash bonus to Mr. Roberts for the achievement of strategic objectives in Fiscal 2019. Despite the significant deterioration in industry conditions, as fully described above, the Committee determined that Ms. Floyd’s efforts merited a cash bonus for Fiscal 2019 for achievement of strategic and operational initiatives.

Executive Compensation Philosophy

Introduction

The Committee believes that executive compensation opportunities must align with and enhance long-term stockholder value. This core philosophy is embedded in all aspects of our executive compensation program and has allowed us to establish an important set of guiding principles. We believe these principles create a meaningful link between compensation outcomes and a long-term sustainable growth strategy.

How We Make Compensation Decisions

Role of the Committee on Compensation and Executive Development

The Committee, which consists of three independent directors, is responsible for overseeing the development and administration of our executive compensation program. The Committee reviews and approves all aspects of our executive compensation program.

In this role, the Committee makes all compensation decisions relative to our CEO and approves all compensation recommendations for the other NEOs.

The Committee’s responsibilities include:

•	Reviewing and approving incentive plans and objectives

•	Assessing each NEO’s performance relative to these targets and objectives

•	Evaluating the competitiveness of each NEO’s total compensation package

•	Approving changes to a NEO’s compensation elements, including base salary, annual and long-term incentive opportunities and awards, benefits and perquisites

•	Designing executive compensation plans and programs

The NEOs assist the Committee as requested with certain of the above.

The Committee’s charter, which sets out its objectives and responsibilities, can be found on our website at www.KLXEnergy.com.

The Committee’s Process

The Committee maintains a structured process for the evaluation of Company, CEO and NEO performance. The Committee reviews and approves the recommended strategic and financial objectives for the CEO for the upcoming year and for a longer-term period. It also evaluates the prior year performance of the CEO and NEOs. A combination of qualitative and quantitative factors provides a broad and balanced assessment of performance.

A Process for Performance Evaluation

Internal Performance	External Performance
Achievement versus strategic, financial and operational goals.	Relative financial performance using key financial metrics versus peers over varying time periods.

The Role of Management

The CEO does not play any role in the Committee’s determination of his own compensation. However, the CEO presents the Committee with recommendations for each element of compensation, including the level of base salary and annual and long-term incentive awards for the other NEOs. Our CEO bases these recommendations upon his assessment of each individual’s performance, the performance of his or her respective business unit and/or function, benchmark information and retention risk. The Committee reviews the CEO’s recommendations, makes adjustments, as appropriate, and approves compensation changes at its sole discretion.

The Role of Compensation Consultant

To gain a perspective on external pay levels, emerging practices and regulatory changes, the Committee has engaged an outside executive compensation consultant to provide compensation information and advise the Committee as it conducts its review of our executive and director compensation programs. In October 2018, the Committee selected Pearl Meyer as its consultant and tasked PM with gathering market competitive data, reviewing compensation plan design alternatives and advising the Committee on director and executive compensation trends and best practices.

The compensation consultant reports to, and is directed by, the Committee, which has sole authority to retain or terminate compensation advisers. The Committee reviewed information regarding the independence and potential conflicts of interest of PM, taking into account, among other things, the factors set forth in the Nasdaq listing standards. Based on this review, the Committee concluded that the engagement of PM did not raise any conflict. Other than services provided for the Committee, PM did not provide any material amount of other services to the Company in Fiscal 2019.

Executive Compensation Practices

We strive to maintain sound compensation practices by continually monitoring the evolution of best practices. Here are some of the principal practices we follow:

•	Review of Pay versus Performance. The Committee continually reviews the relationship of the CEO’s compensation relative to the Company’s performance.

•	Stock Ownership. Our CEO and CFO as well as our Board members received 100% of their compensation in the form of restricted stock.

•	Review of CPG. The Committee periodically reviews the CPG and makes adjustments, when appropriate, to further enhance our market competitiveness and alignment with investor expectations.

•	No Tax Gross-Ups. KLXE does not provide excise tax reimbursements or gross-ups in the event of a change in control.

•	Prohibition on Hedging; Pledging of Shares. To avoid conflicts of interest that could undermine the goals of our share ownership policy and the focus on sustainable long-term growth, we prohibit directors and employees from entering into transactions involving short sales of our securities or put or call options based on our securities, except for options granted under KLX Energy Services compensation programs. In addition, directors and NEOs are generally prohibited from holding KLX Energy Services shares in a margin account or pledging KLX Energy Services shares as collateral for a loan unless our General Counsel provides pre-clearance after the director or executive clearly demonstrates the financial capability to repay the loan without resort to the pledged securities.

•	Clawback(s). KLXE has a comprehensive policy addressing the clawback of executive compensation. In the event of a material restatement of the Company’s financial results, the Board will review the facts and circumstances that led to the requirement for the restatement and may take such actions, if any, as it deems necessary or appropriate in its discretion. The Board will consider whether any executive officer received cash incentive compensation based on the original financial statements because it appeared he or she had achieved financial performance targets that were not achieved based on the restatement. The Board also will consider the accountability of any executive officer whose acts or omissions were responsible in whole or in part for the events that led to the restatement and whether such acts or omissions constituted misconduct.

Competitive Positioning

Peer Group Benchmarking

To evaluate market competitiveness, we compare our program to the compensation at the companies that make up our CPG. These companies provide a relevant comparison based on their similarity to us in size and complexity, taking into account factors such as their revenues, market capitalization, scope of operations and diversified product and service offerings.

In addition to CPG data, we historically have looked at a broader sample of proxy and general industry pay benchmark data. This information provides useful insight on compensation trends and supplements CPG data. We did not ask PM to prepare a benchmarking service in 2019 because of the severe deterioration in industry conditions and the Committee’s decision to generally not award cash bonuses to our NEOs. We anticipate resuming benchmarking at such time that the industry has stabilized and the benchmarking is meaningful and useful in adjusting executive compensation. Our 2019 CPG included Basic Energy Services, Inc., C&J Energy Services, Inc., Forum Energy Technologies, Inc., Helix Energy Solutions, Inc., Key Energy Services, Inc., Nine Energy Services, Inc., Oil States International, Inc., Ranger Energy Services, Inc. and Superior Energy Services, Inc. The above peer group was appropriate for KLXE in Fiscal 2019 and will be reviewed annually as industry conditions change.

Long-Term Incentive Plan. We adopted the KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (the “LTIP”) to promote the long-term success of KLX Energy Services by providing eligible individuals (including our NEOs) with opportunities to obtain a proprietary interest in KLX Energy Services though the grant of equity-based awards. These awards provide participants with incentive to contribute to our long-term growth and profitability. The LTIP also assists us in attracting, retaining and motivating highly qualified individuals who are in a position to make significant contributions to us.

As discussed above, Messrs. Khoury, McCaffrey and Roberts received one-time restricted stock awards at the time of the spin-off, and agreed to forego additional restricted stock awards until December 2022. For Fiscal 2019, Ms. Floyd received an annual restricted stock award equal to one-times her base salary as of the date of grant pursuant to the terms of her employment agreement. A detailed description of the LTIP can be found in the Information Statement that accompanies Amendment No. 2 to our Registration Statement on Form 10, filed with the SEC on August 24, 2018.

Retirement Benefits. Mr. Roberts and Ms. Floyd participated in our qualified 401(k) defined contribution plan in 2019. Under this plan, we match 100% of the first 3% and 50% of the next 2% of employee contributions, currently up to a maximum of $11,400 per calendar year.

Deferred Compensation Plan. The Company adopted its 2018 Deferred Compensation Plan (“DCP”) at the time of our spin-off. The DCP is a nonqualified deferred compensation plan pursuant to which certain senior executives of the Company, as selected by the Committee, are eligible to defer a portion of their base salary and cash incentive award. Each of our NEOs was eligible to participate in the plan, however Messrs. Khoury and McCaffrey did not participate because they do not receive cash salaries or cash bonus awards. We may make a matching contribution equal to 100% of the participant’s deferrals under the DCP up to a maximum of 7.5% of the participant’s total base salary and annual cash incentive award. Matching contributions vest in equal installments on January 15th of each of the three years succeeding the year in which the contribution is made. In addition, an executive will fully vest in all matching contributions upon (i) meeting the requirements of a retirement, (ii) a termination of employment by the Company without cause, (iii) death, (iv) a change in control of the Company or (v) meeting the requirements of a disability. During 2019, Mr. Roberts and Ms. Floyd elected to defer compensation under the plan and the Company made matching contributions in March 2020 totaling $55,498.

Other Compensation. We generally reimburse each of our NEOs for medical care expenses that are not otherwise reimbursed by any plan or arrangement up to a maximum benefit of 10% of their base salary per year. We also reimburse Messrs. Khoury and McCaffrey for reasonable costs of financial and estate planning.

Stock Ownership / Prohibited Transactions in Company Securities

Messrs. Khoury and McCaffrey as well as our Board of Directors received 100 percent of compensation in the form of restricted stock in 2019.

Our Board established a policy that prohibits our directors and executive officers from engaging in short sales of our securities. Our officers and directors are also prohibited from selling or purchasing puts or calls, trading in or writing options, or engaging in other hedging activities with respect to our securities. Directors and executive officers are also prohibited from holding Company securities in a margin account or pledging our securities as collateral for a loan, unless our General Counsel provides pre-clearance after the director or executive officer clearly demonstrates the financial capability to repay the loan without resort to the pledged securities.

Compensation Recoupment Policy (“Clawback”)

In the event of a material restatement of the Company’s financial results, the Board will review the facts and circumstances that led to the requirement for the restatement and may take such actions, if any, as it deems necessary or appropriate in its discretion. The Board will consider whether any executive officer received cash incentive compensation based on the original financial statements because it appeared he or she had achieved financial performance targets that were not achieved based on the restatement. The Board also will consider the accountability of any executive officer whose acts or omissions were responsible in whole or in part for the events that led to the restatement and whether such acts or omissions constituted misconduct.

The actions, if any, that the Board may in its discretion elect to take against a particular executive officer, depending on all the facts and circumstances as determined during their review, could include (i) the recoupment of all or part of any bonus or other cash incentive compensation paid to the executive officer that was based upon the achievement of financial results that were subsequently restated and/or (ii) the pursuit of other available remedies.

Tax and Accounting Considerations

Section 162(m) of the Internal Revenue Code (the “Code”) imposes a limit on the amount a company may deduct for U.S. tax purposes for compensation paid to executive officers covered by Section 162(m) of the Code. A company’s principal executive officer and principal financial officer serving at any time during the taxable year, its three other most highly compensated executive officers employed at the end of the taxable year and any employee who was covered under Section 162(m) for any earlier tax year that began after December 31, 2016 will be covered by Section 162(m) of the Code. Interpretations of and changes in applicable tax laws and regulations as well as other factors beyond the control of the Committee can affect deductibility of compensation and there can be no assurance that compensation paid to executive officers who are covered by Section 162(m) of the Code will be fully deductible in light of the deductibility limitations of Section 162(m) of the Code. The Committee reserves the right to use its judgment to authorize compensation payments that may not be deductible when the Committee believes that such payments are appropriate and in the best interests of KLXE, taking into consideration changing business conditions, the need to provide competitive compensation and retain the services of our executive officers, and the performance of our executive officers. The Committee will continue to monitor developments and assess alternatives for preserving the deductibility of compensation payments and benefits to the extent reasonably practicable, consistent with its compensation policies and as determined to be in the best interests of the Company and our stockholders.

Section 409A of the Code generally applies to deferred compensation. Generally speaking, “deferred compensation” is compensation earned currently, the payment of which is deferred to a later taxable year. Stock options, restricted stock awards, performance stock awards, RSUs, performance stock units, and other equity awards available under the LTIP are designed either to be exempt from the requirements of Section 409A of the Code or to satisfy its requirements. Awards subject to Section 409A of the Code that fail to satisfy its requirements will subject the award holder to immediate taxation, an interest penalty and an additional 20% tax on the amount underlying the award.

Summary Compensation Table

The following table sets forth information concerning the total compensation paid to each of our NEOs and Mr. McCaffrey for the periods indicated, including Fiscal 2019 (the year ended January 31, 2020), the transition period from September 14, 2018 (the date of the spin-off) through January 31, 2019 at KLX Energy Services (“Transition Period”) and for Fiscal 2018 (the period beginning January 31, 2018 and ending at the date of the spin-off) at KLX Inc. The amounts reported for periods prior to the Transition Period related to compensation programs in effect at KLX Inc. prior to the spin-off of KLX Energy Services and as such, are not comparable to reported compensation at KLX Energy Services.

Name and Principal Position	Year	Salary	Stock Awards[1,2]	Option Awards	Non-Equity Incentive Plan Compensation[3]	All Other Compensation		Total
Amin J. Khoury	2019	$2	$-	$-	$-	$35,305	[4]	$35,307
Chief Executive Officer, Chairman and President	Transition Period	2	31,884,301	-	-	15,840	[4]	31,900,143
(Predecessor Company Information)	2018	684,429	1,850,409	-	-	224,514	[4]	2,759,352
Thomas P. McCaffrey	2019	$1	$-	$-	$-	$8,976	[5]	$8,977
Senior Vice President and Chief Financial Officer	Transition Period	1	19,130,586	-	-	504	[5]	19,131,091
(Predecessor Company Information)	2018	437,350	1,182,460	-	-	372,330	[5]	1,992,140
Gary J. Roberts	2019	$349,382	$-	$-	$-	$64,428	[6]	$413,810
Vice President and General Manager	Transition Period	$118,659	$6,376,872	$-	$445,630	$66,417	[6]	$7,007,578
(Predecessor Company Information)	2018	218,783	257,146	-	-	22,952	[6]	498,881
Heather Floyd	2019	$302,490	$307,959	$-	$76,989	$67,024	[7]	$754,462
Vice President – Finance and Corporate Controller

(1)	The amounts reported in the “Stock Awards” column represent the aggregate full grant date fair value of the restricted stock awards calculated in accordance with FASB ASC 718 (without any reduction for risk of forfeiture). For more information about how we value stock-based awards (including assumptions made in such valuation), refer to Note 10 to our audited financial statements for the fiscal year ended January 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 24, 2020. The amounts reported in the “Stock Awards” column that relate to the Transition Period represent grants of shares of KLXE restricted stock with a grant date fair value of $28.90 per share, which was the closing share price for the Company’s common stock on September 14, 2018 as quoted on the Nasdaq Global Select Market, to Messrs. Khoury, McCaffrey and Roberts under the LTIP representing 5%, 3% and 1%, respectively, of the outstanding common stock of the Corporation on a fully-diluted basis as of the spin-off distribution date to become vested in four equal annual installments on each of the first four anniversaries of the distribution date and subject to other conditions as described below. For performance-based restricted stock awards which were granted by KLX Inc., the grant date value is based upon the probable outcome of the performance metrics as of the date of the grant, which provided that if the highest level of payout was achieved, the value of the August 2018 award as of the grant date for performance based restricted stock would be capped at 200% of the performance award target. The grant date value for the August 2018 KLX Inc. stock award reflects the aggregate value of all shares granted on that date, notwithstanding that two-thirds of the shares granted on such date were forfeited upon the completion of the merger between KLX Inc. and The Boeing Company. Performance-based restricted stock awards are not a component of KLX Energy Services’ compensation program with respect to our NEOs.
(2)	In order to determine an appropriate compensation structure, given the size of our Company, our strategic objectives following the consummation of the spin-off and the lack of availability of equity or debt finance for oilfield services companies, the Compensation Committee of KLX Inc. and Messrs. Khoury and McCaffrey agreed, and the Compensation Committee of KLX Inc. recommended to the Board of Directors of KLX Inc., who approved, that Messrs. Khoury and McCaffrey would forego base salaries for the first four years following the spin-off. The purpose of this structure was to directly align the executives’ interests with those of KLX Energy Services’ stockholders, to facilitate maximum availability of cash on hand to support the day-to-day operations of our business and to strengthen our ability to pursue our growth and acquisition strategy. In light of Messrs. Khoury and McCaffrey’s agreements to forego base salaries, in order to align the executives’ interests with the interests of our stockholders and also appropriately incentivize the executives, the Compensation Committee of KLX Inc. agreed and recommended, and the Board of Directors of KLX Inc. approved, providing Messrs. Khoury and McCaffrey with grants of restricted stock with a grant date fair value of $28.90 per share, which was the closing share price for the Company’s common stock on September 14, 2018 as quoted on the Nasdaq Global Select Market, scheduled to vest over a four-year period, with the first installment having vested twelve months following the consummation of the spin-off. In addition, while Mr. Roberts received cash remuneration, approximately 72% percent of his targeted total direct compensation payable under his employment agreement was in the form of restricted stock that was scheduled to vest over a four-year period. Ms. Floyd receives cash remuneration pursuant to her employment agreement, but a significant percentage of her targeted annual direct compensation is in the form of annual restricted stock awards that vest over a three-year period.
(3)	All annual cash bonuses paid to our NEOs are reflected in the “Non-Equity Incentive Plan Compensation” column of this table. The amounts shown represent the annual cash incentive payments received by our NEOs. These cash awards were paid with respect to Ms. Floyd in March 2020 relating to Fiscal 2019 and with respect to Mr. Roberts in March 2019 relating to Fiscal 2018.
(4)	With respect to Mr. Khoury, the amount reported for 2019 and the Transition Period as “All Other Compensation” relates to estate planning, and the amount reported for 2018 as “All Other Compensation” includes $165,025 for certain contributions to KLX Inc.’s non-qualified deferred compensation plan and includes $59,489 for estate planning.
(5)	With respect to Mr. McCaffrey, the amount reported for 2019 and the Transition Period as “All Other Compensation” relates to estate planning, and the amount reported for 2018 as “All Other Compensation” includes $351,503 for certain contributions to KLX Inc.’s non-qualified deferred compensation plan, $9,918 for KLX Inc. 401(K) Plan contributions and additional amounts relating to automobile allowance and estate planning.
(6)	With respect to Mr. Roberts, the amount reported for 2019 and the Transition Period as “All Other Compensation” includes $26,627 and $59,132, respectively, for certain contributions to KLX Energy Services Holdings, Inc.’s non-qualified deferred compensation plan and additional amounts relating to automobile allowance and KLX Energy Services Holdings, Inc.’s 401(K) Plan, and the amount reported for 2018 as “All Other Compensation” includes $10,490 for KLX Inc. 401(K) Plan contributions and additional amounts relating to automobile allowance.
(7)	With respect to Ms. Floyd, the amount reported for 2019 as “All Other Compensation” includes $28,871 for certain contributions to KLX Energy Services Holdings, Inc.’s non-qualified deferred compensation plan, $13,953 for payments under our executive medical plan, $11,000 for KLX Energy Services Holdings, Inc. 401(K) Plan contributions and additional amounts relating to automobile allowance.

Grants of Plan Based Awards During 2019

		Estimated Future Payouts Under Non-Equity Incentive Plan Awards			Estimated Future Payouts Under Equity Incentive Plan Awards
Name	Grant Date	Threshold ($)	Target ($)	Max ($)	Threshold ($)	Target ($)	Max ($)	All Other Stock Awards[1] (#)	Grant Date Fair Value of Stock Awards[2] ($)	All Other Option Awards (#)	Option exercise price ($)
Amin J. Khoury		-	-	-	-	-	-	-	-	-	-

Thomas P. McCaffrey		-	-	-	-	-	-	-	-	-	-

Gary J. Roberts		-	-	-	-	-	-	-	-	-	-

Heather M. Floyd	12/10/19	-	-	-	-	-	-	44,247	307,959	-	-

(1)	These awards are subject to time-based vesting only. The number of shares of restricted stock granted is equal to the dollar value approved by the Committee divided by the closing price of our common stock on the date of grant.
(2)	The amounts shown represent the aggregate grant date fair value of the long-term incentive awards calculated in accordance with FASB ASC 718 (without any reduction for risk of forfeiture). For more information about how we value stock based awards (including assumptions made in such valuation), refer to Note 10 to our audited financial statements for the fiscal year ended January 31, 2020 included in our Annual Report on Form 10-K filed with the SEC on March 24, 2020.

2019 Outstanding Equity Awards at Fiscal Year-End

The following table provides information concerning outstanding equity awards held by each NEO and Mr. McCaffrey as of January 31, 2020, which includes unvested shares of restricted stock.

Name	Grant Date	Option Awards Securities Underlying Unexercised - Exercisable	Option Awards Securities Underlying Unexercised - Unexcercisable	Option Exercise Price	Option Expiration Date	Time Based Shares or Units of Stock That Have Not Vested[1]	Time Based Market Value of Shares or Units of Stock That Have Not Vested[2]	Performance Based Shares or Units of Stock That Have Not Vested	Performance Based Market Value of Shares or Units of Stock That Have Not Vested
		(#)	(#)	($)		(#)	($)	(#)	($)
Amin J. Khoury	09/14/18[3]	-	-	-	-	827,447	$3,342,886	-	$-

Thomas P. McCaffrey	09/14/18[3]	-	-	-	-	496,468	2,005,731	-	-

Gary J. Roberts	09/14/18[3]	-	-	-	-	165,489	668,576	-	-

Heather Floyd	12/10/19[4]	-	-	-	-	44,247	178,758	-	-
	12/11/18[4]	-	-	-	-	7,890	31,876	-	-

(1)	In order to determine an appropriate compensation structure, given the size of our Company, our strategic objectives following the consummation of the spin-off and the lack of availability of equity or debt finance for oilfield services companies, the Compensation Committee of KLX Inc. and Messrs. Khoury and McCaffrey agreed, and the Compensation Committee of KLX Inc. recommended to the Board of Directors of KLX Inc., who approved, that Messrs. Khoury and McCaffrey would forego base salaries for the first four years following the spin-off. The purpose of this structure was to directly align the executives’ interests with those of KLX Energy Services’ stockholders, to facilitate maximum availability of cash on hand to support the day-to-day operations of our business and to strengthen our ability to pursue our growth and acquisition strategy. In light of Messrs. Khoury and McCaffrey’s agreements to forego base salaries, in order to align the executives’ interests with the interests of our stockholders and also appropriately incentivize the executives, the Compensation Committee of KLX Inc. agreed and recommended, and the Board of Directors of KLX Inc. approved, providing Messrs. Khoury and McCaffrey with grants of restricted stock with a grant date fair value of $28.90 per share, which was the closing share price for the Company’s common stock on September 14, 2018 as quoted on the Nasdaq Global Select Market, scheduled to vest over a four-year period, with the first installment having vested twelve months following the consummation of the spin-off. In addition, while Mr. Roberts received cash remuneration, approximately 72% percent of his targeted total direct compensation payable under his employment agreement was in the form of restricted stock that was scheduled to vest over a four-year period. Ms. Floyd receives cash remuneration pursuant to her employment agreement, but a significant percentage of her targeted annual direct compensation is in the form of annual restricted stock awards that vest over a three-year period.
(2)	The market value of unvested shares is based on KLX Energy Services’ common stock closing share price of $4.04 on January 31, 2020 as quoted on the Nasdaq Global Select Market.
(3)	Award vests ratably on an annual basis over four years following the grant date, provided the executive is employed or providing services to the Company on the applicable vesting date, subject to acceleration of vesting upon the occurrence of certain events as described for such executive below.
(4)	Award vests ratably on an annual basis over three years following the grant date, provided Ms. Floyd is employed or providing services to the Company on the applicable vesting date, subject to acceleration of vesting upon the occurrence of certain events as described for Ms. Floyd.

Stock Vested During 2019

The following table provides information concerning vesting of common stock awards held by each NEO and Mr. McCaffrey during 2019.

	Stock Awards
Name	Number of Shares Acquired on Vesting[1]	Value Realized on Vesting[2]
	(#)	($)
Amin J. Khoury	275,816	2,970,538
Thomas P. McCaffrey	165,490	1,782,327
Gary J. Roberts	55,164	594,116
Heather Floyd	3,946	25,274

(1)	Represents the shares of restricted stock that vested during 2019.
(2)	Represents the number of shares of restricted stock that vested during 2019 multiplied by the closing price of our common stock, as reported on the Nasdaq Global Select Market, on the applicable vesting date.

Fiscal 2019 Deferred Compensation

The 2018 Deferred Compensation Plan is a nonqualified deferred executive compensation plan pursuant to which certain senior executives of the Company, as selected by the Committee, are eligible to defer a portion of their base salary and cash incentive award.

A deferral election must be made prior to the beginning of the calendar year in which deferral occurs. Each of our NEOs is eligible to participate in the plan, however Messrs. Khoury and McCaffrey did not participate because they do not receive cash salaries or cash bonus awards. We may make a matching contribution equal to 100% of the participant’s deferrals under the DCP up to a maximum of 7.5% of the participant’s total base salary and annual cash incentive award, except for the benefit of Messrs. Khoury and McCaffrey, who are not eligible for matching contributions. Matching contributions vest in equal installments on January 15th of each of the three years succeeding the year in which the contribution is made. In addition, an executive will fully vest in all matching contributions upon (i) meeting the requirements of a retirement, (ii) a termination of employment by the Company without cause, (iii) death, (iv) a change in control of the Company or (v) meeting the requirements of a disability.

The Deferred Compensation Plan is a non-qualified plan under the Internal Revenue Code and does not provide for guaranteed returns on plan contributions. A participant’s deferrals, together with Company matching contributions, are adjusted for earnings or losses measured by the rate of return on the notional investments available under the plan to which participants allocate their accounts.

Participants may change investment elections on any business day. Distributions are made after termination of employment or on a date, selected by the participant, prior to termination of employment.

During 2019, Mr. Roberts and Ms. Floyd elected to defer compensation under the plan and the Company made matching contributions in March 2020 totaling $55,498.

Nonqualified Deferred Compensation

Name	Executive Contributions in FY 2019[1]	Registrant Contributions in FY2019[1]	Aggregate Earnings in FY2019[2]	Aggregate Withdrawals/ Distributions	Aggregate Balance at 1/31/20[3]
	($)	($)	($)	($)	($)
Amin J. Khoury	-	-	-	-	-
Thomas P. McCaffrey	-	-	-	-	-
Gary J. Roberts	598,183	59,132	86,109	-	803,747
Heather Floyd	39,597	36,644	9,159	-	92,319

(1)	All executive and registrant contributions are included as compensation in the Summary Compensation Table.
(2)	Earnings on account balances are not included in the Summary Compensation Table.
(3)	Includes current and prior year contributions and earnings.

In addition to the DCP, Mr. Roberts and Ms. Floyd participated in our qualified 401(k) defined contribution plan. Pursuant to this plan, we match 100% of the first 3% and 50% of the next 2% of employee contributions, currently up to a maximum of $11,400 per calendar year.

Employment Agreements

Amin J. Khoury. Mr. Khoury was party to an employment letter agreement with us entered into on September 14, 2018, pursuant to which he served as our Chairman, Chief Executive Officer and President. The letter agreement provided that Mr. Khoury receive an annual base salary of $2 and a restricted stock award under the LTIP representing 5% of the outstanding common stock of the Corporation on a fully-diluted basis as of the spin-off distribution date, (x) to become vested in four equal annual installments on each of the first four anniversaries of the distribution date, subject to continued employment or other service with the Corporation on each applicable vesting date, and (y) to become fully vested, (A) upon an involuntary termination of employment by the Corporation, (B) upon Mr. Khoury’s death or “Disability” (as defined in the LTIP), (C) upon Mr. Khoury’s voluntary retirement, subject to the consent of the Committee, or (D) upon the occurrence of a “Change in Control” (as defined in the LTIP) of the Corporation. The fair value of the restricted shares on the grant date was $28.90 per share, which was the closing share price for the Company’s common stock on September 14, 2018 as quoted on the Nasdaq Global Select Market. See Footnote 1 to the Summary Compensation Table on page 17 for how we valued the grant. Any such accelerated vesting in connection with a termination of service was subject to the execution of a customary mutual release of claims by Mr. Khoury and the Corporation. Mr. Khoury’s unvested restricted stock awards fully vested in connection with his retirement in May 2020.

In addition to the salary and equity awards described above, the letter agreement generally provided for (i) at-will employment, meaning the Corporation could terminate Mr. Khoury’s employment at any time for any or no reason upon at least twelve months’ prior written notice, (ii) a monthly automobile allowance or use of an automobile owned by the Corporation and (iii) participation in the employee benefit plans of the Corporation (including health and welfare and retirement plans, reimbursement of financial and estate planning expenses, and the benefits under the travel policy of the Corporation related to personal and business use of the corporate aircraft). Mr. Khoury was entitled to customary indemnification, and directors and officer liability insurance coverage, each in accordance with the organizational documents of the Corporation and applicable law. The letter agreement did not provide for any contractual right to annual cash bonuses or severance benefits (other than the accelerated vesting of Mr. Khoury’s restricted stock award described above), but the agreement did not (i) preclude Mr. Khoury from receiving annual cash bonuses or participating in any generally applicable severance plan or policy of the Corporation or (ii) prevent the Committee from adopting such arrangements for the benefit of Mr. Khoury in the future. In connection with any termination of Mr. Khoury’s employment with the Corporation other than by reason of death, the Corporation was required to retain Mr. Khoury for a period of three years to provide consulting services to the Corporation for $10,000 per year and certain enumerated perquisites.

We entered into an amended and restated consulting agreement with Mr. Khoury in connection with his retirement in May 2020.

Mr. Khoury also entered into the KLX Energy Services proprietary rights agreement, which contains customary non-disclosure restrictions and covenants protecting the proprietary information and trade secrets of the Corporation.

Thomas P. McCaffrey. Mr. McCaffrey was party to an employment letter agreement with us entered into on September 14, 2018, pursuant to which he served as our Senior Vice President and Chief Financial Officer during Fiscal 2019. The letter agreement provided that Mr. McCaffrey receive an annual base salary of $1 and a restricted stock award under the LTIP representing 3% of the outstanding common stock of the Corporation on a fully-diluted basis as of the spin-off distribution date, (x) to become vested in four equal annual installments on each of the first four anniversaries of the distribution date, subject to continued employment or other service with the Corporation on each applicable vesting date, and (y) to become fully vested, (A) upon an involuntary termination of employment by the Corporation, (B) upon Mr. McCaffrey’s death or “Disability” (as defined in the LTIP), (C) upon Mr. McCaffrey’s voluntary retirement, subject to the consent of the Committee, or (D) upon the occurrence of a “Change in Control” (as defined in the LTIP) of the Corporation. The fair value of the restricted shares on the grant date was $28.90 per share, which was the closing share price for the Company’s common stock on September 14, 2018 as quoted on the Nasdaq Global Select Market. See Footnote 1 to the Summary Compensation Table on page 17 for how we valued the grant. Any such accelerated vesting in connection with a termination of service will be subject to the execution of a customary mutual release of claims by Mr. McCaffrey and the Corporation.

In addition to the salary and equity awards described above, the letter agreement generally provided for (i) at-will employment, meaning the Corporation could terminate Mr. McCaffrey’s employment at any time for any or no reason upon at least twelve months’ prior written notice, (ii) a monthly automobile allowance or use of an automobile owned by the Corporation and (iii) participation in the employee benefit plans of the Corporation (including health and welfare and retirement plans, reimbursement of financial and estate planning expenses, and the benefits under the travel policy of the Corporation related to personal and business use of the corporate aircraft). Mr. McCaffrey is entitled to customary indemnification, and directors and officer liability insurance coverage, each in accordance with the organizational documents of the Corporation and applicable law. The letter agreement did not provide for any contractual right to annual cash bonuses or severance benefits (other than the accelerated vesting of Mr. McCaffrey’s restricted stock award described above), but the agreement did not (i) preclude Mr. McCaffrey from receiving annual cash bonuses or participating in any generally applicable severance plan or policy of the Corporation or (ii) prevent the Committee from adopting such arrangements for the benefit of Mr. McCaffrey in the future.

Mr. McCaffrey also entered into the KLX Energy Services proprietary rights agreement, which contains customary non-disclosure restrictions and covenants protecting the proprietary information and trade secrets of the Corporation.

The Board appointed Mr. McCaffrey to the position of President and Chief Executive Officer, effective May 1, 2020. Mr. McCaffrey and the Company entered into a new employment agreement, dated April 19, 2020, which became effective on May 1, 2020.

Gary J. Roberts. Mr. Roberts was party to an amended and restated employment agreement with us entered into on September 14, 2018, pursuant to which he served as our Vice President and General Manager during Fiscal 2019. The agreement provided that Mr. Roberts receive a specified base salary, $349,382 for 2019, which could be increased in the discretion of the Committee, and a restricted stock award under the LTIP representing 1% of the outstanding common stock of the Corporation on a fully-diluted basis as of the spin-off distribution date, (x) to become vested in four equal annual installments on each of the first four anniversaries of the distribution date, subject to continued employment or other service with the Corporation on each applicable vesting date, and (y) to become fully vested, (A) upon the termination of employment by the Corporation without “Cause” or “Good Reason” (in each case as defined in the employment agreement), (B) upon the termination of employment by the Corporation due to “Incapacity” (as defined in the employment agreement) or “Disability” (as defined in the LTIP), (C) upon Mr. Roberts’ death or (D) upon termination upon a “Change in Control” (as defined in the employment agreement) of the Corporation, provided that the Corporation had the option to retain Mr. Roberts as a consultant for up to two years following a termination of his employment at his then current salary and during which Mr. Roberts’ time-vested equity awards would continue to vest during the consulting period on the same schedule as if Mr. Roberts had not been terminated. The fair value of the restricted shares on the grant date was $28.90 per share, which was the closing share price for the Company’s common stock on September 14, 2018 as quoted on the Nasdaq Global Select Market. See Footnote 1 to the Summary Compensation Table on page 17 for how we valued the grant. Any remaining unvested time-based shares would become fully vested upon the end of the consulting period.

The agreement had an initial term through February 25, 2019, with automatic extensions by one year on each anniversary thereof, unless either party gave at least 30 days’ written notice prior to the applicable anniversary of February 25, 2019, of their intent to not renew the agreement. Mr. Roberts had an annual target bonus of 75% of his base salary. During his employment, he was also eligible to receive equity grants in the discretion of the Committee. While employed by the Corporation, Mr. Roberts was eligible to participate in all benefit plans generally available to the Corporation’s executives.

Mr. Roberts also entered into the KLX Energy Services proprietary rights agreement, which contains customary non-disclosure restrictions and covenants protecting the proprietary information and trade secrets of the Company. He was also subject to a non-competition covenant and a non-solicitation covenant during the term of his employment agreement and for three years thereafter.

In addition to the compensation and benefits described above, Mr. Roberts was entitled to receive the following benefits and payments upon the occurrence of the following specified events. Upon Mr. Roberts’ death, incapacity, termination of employment by us without “Cause,” following his resignation of his employment for “Good Reason,” or upon his automatic termination of employment in connection with a “Change of Control” (each as defined in the employment agreement), Mr. Roberts was entitled to a lump-sum amount equal to the sum of (i) a prorated portion of 75% of Mr. Roberts’ then current salary, with the prorated amount to be determined based on the number of days that Mr. Roberts was employed by the Corporation in the year during which the termination date occurs, (ii) Mr. Roberts’ salary for the remainder of the employment term, (iii) the maximum annual contribution under the Corporation’s deferred compensation plan of 7.5% of Mr. Roberts’ total base salary and annual cash bonus (with such maximum amount to be determined in accordance with the terms of the deferred compensation plan) that would have been made during the remainder of the employment period and (iv) two times Mr. Roberts’ target bonus. If Mr. Roberts’ employment terminated for any other reason, he was not entitled to severance payments.

We entered into certain severance arrangements with Mr. Roberts during 2020, which included the vesting of his unvested restricted stock awards and certain cash payments.

Heather M. Floyd. Ms. Floyd is party to an employment agreement, dated October 9, 2018, pursuant to which she serves as our Vice President - Finance and Corporate Controller. The employment agreement has a three-year term with automatic extension by one year on each anniversary of the effective date of the agreement unless either party gives at least 30 days’ written notice.

Ms. Floyd’s employment agreement provides that Ms. Floyd will receive a specified base salary, currently $307,959 per year, which may be increased in the discretion of the Committee. Ms. Floyd will have an annual target bonus of no less than 60% of her base salary. She will also receive an annual equity grant with a targeted grant date value of 100% of her base salary, subject to increase or decrease in the Committee’s determination based on its assessment of Ms. Floyd’s performance. While employed by us, Ms. Floyd is eligible to participate in all benefit plans generally available to our executives and to receive an automobile allowance of $1,100 per month.

Ms. Floyd is also party to a proprietary rights agreement with us, pursuant to which she is subject to a perpetual confidentiality covenant. She is also subject to a noncompetition covenant during the term of her employment agreement, and a nonsolicitation covenant during the term of her employment agreement and for two years thereafter.

In addition to the compensation and benefits described above, Ms. Floyd will be entitled to receive the following benefits and payments upon the occurrence of the following specified events. Upon Ms. Floyd’s death, incapacity, termination by us without “Cause,” resignation for “Good Reason” or upon a “Change of Control” (as defined in the employment agreement), Ms. Floyd will be entitled to a lump-sum amount equal to the sum of (i) a prorated portion of 60% of Ms. Floyd’s then current salary, with the prorated amount to be determined based on the number of days that Ms. Floyd was employed by us in the year during which the termination occurs, (ii) Ms. Floyd’s salary for the remainder of the employment term and (iii) two times Ms. Floyd’s target bonus.

If Ms. Floyd’s employment terminates for any other reason, she will not be entitled to severance payments.

Compensation of Directors

Directors who are employees of the Company receive no additional compensation for serving on the Board. In Fiscal 2018 and Fiscal 2019 our non-employee directors agreed to forego cash remuneration in order to directly align their interests with those of our stockholders, to facilitate maximum availability of cash on hand to support the day-to-day operations of our business and to strengthen our ability to pursue the growth and acquisition strategy envisioned by the Board and management.

On October 19, 2018, our Board of Directors approved grants of restricted stock, representing approximately 1% of the outstanding common stock of the Corporation on a fully-diluted basis as of the spin-off distribution date, under the LTIP to our non-employee directors (x) to become vested in four equal annual installments on each of the first four anniversaries of the grant date, subject to the director remaining in continuous service through each applicable vesting date, and (y) to become fully vested, (A) upon a Change in Control (as defined in the LTIP) subject to the director remaining in continued service to the Corporation or (B) upon the director’s death or “Disability” (as defined in the LTIP). The fair value of the restricted shares on the grant date was $31.98 per share, which was the closing share price for the Company’s common stock on October 18, 2018 as quoted on the Nasdaq Global Select Market. The fair market value at the date of grant of the restricted stock awards for each of the chairs of the Committee, Audit Committee and Nominating and Corporate Governance Committee was approximately $973,000, representing approximately $243,250 in annual compensation over a four-year period. The fair market value at the date of grant of the restricted stock awards for each non-employee director serving on our Board who does not serve as a committee chair was approximately $876,000, representing approximately $219,000 in annual compensation over a four-year period.

We reimburse our non-employee directors for reasonable business and travel expenses incurred in connection with their service on the Board. In addition, non-employee directors are eligible to participate in our health and business travel accident insurance program on the same terms and conditions as employees generally. We do not provide our directors with any other perquisites or special benefits for their service on our Board.

Our Board established a policy that prohibits our directors and executive officers from engaging in short sales of our securities. Our officers and directors are also prohibited from selling or purchasing puts or calls, trading in or writing options, or engaging in other hedging activities with respect to our securities. Directors and executive officers are also prohibited from holding Company securities in a margin account or pledging our securities as collateral for a loan, unless our General Counsel provides pre-clearance after the director or executive officer clearly demonstrates the financial capability to repay the loan without resort to the pledged securities.

The following table summarizes the compensation paid to our non-employee directors during Fiscal 2019:

Name	Fees Earned or Paid in Cash	Stock Awards	All Other Compensation	Total
	($)	($)	($)	($)
John T. Collins	-	$-	-	$-
Peter V. Del Presto	-	-	-	-
Richard G. Hamermesh	-	-	-	-
Benjamin A. Hardesty	-	-	-	-
Stephen M. Ward, Jr.	-	-	-	-
Theodore L. Weise	-	-	-	-
John T. Whates, Esq.	-	-	-	-

As of January 31, 2020, the aggregate number of outstanding deferred stock units and unvested restricted stock awards held by each non-employee director was as follows:

Name	Deferred Shares (#)	Unvested Stock Awards (#)
John T. Collins	-	22,817
Peter V. Del Presto	-	22,817	(1)
Richard G. Hamermesh	-	22,817
Benjamin A. Hardesty	-	20,535
Stephen M. Ward, Jr.	-	20,535
Theodore L. Weise	-	20,535
John T. Whates, Esq.	-	20,535

(1) The vesting of Mr. Del Presto’s unvested stock awards was fully accelerated in connection with his resignation from the Board in April 2020.

ITEM 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table and notes thereto set forth certain information with respect to the beneficial ownership of the Company’s common stock as of May 1, 2020, except as otherwise noted, by (i) each person who is known to us to beneficially own more than 5% of the outstanding shares of common stock of the Company; (ii) each of the NEOs and Mr. McCaffrey, (iii) each of the Company’s directors; and (iv) all of the Company’s executive officers and directors as a group. Except as otherwise indicated, each stockholder named below has sole voting and investment power with respect to the shares of common stock beneficially owned:

	Common Stock
	Beneficially Owned
	Number of Shares[1]		Percent of Outstanding Shares
Fuller & Thaler Asset Management, Inc.
411 Borel Avenue, Suite 300
San Mateo, CA 94402	1,985,016	[2]	8.0%
Paradice Investment Management LLC
257 Fillmore Street, Suite 200
Denver, CO 80206	1,803,081	[3]	7.2%
BlackRock, Inc.
55 East 52nd Street
New York, NY 10055	1,468,501	[4]	5.9%
The Vanguard Group
100 Vanguard Blvd.
Malvern, PA 19355	1,326,029	[5]	5.3%
John T. Collins*	53,499	[6]	**
Amin J. Khoury*	1,168,651	[7]	4.7%
Richard G. Hamermesh*	35,773	[8]	**
Benjamin A. Hardesty*	28,407		**
Stephen M. Ward, Jr.*	28,250		**
Theodore L. Weise*	37,407	[9]	**
John T. Whates, Esq.*	28,590		**
Thomas P. McCaffrey+*	875,497	[10]	3.5%
Gary J. Roberts+	639,363	[11]	2.6%
Heather Floyd+	77,836	[12]	**
All Directors and Executive Officers as a group (10 Persons)	2,359,623	[13]	9.5%
+ Named executive officer * Director of the Company ** Less than 1 percent

(1)	As of May 1, 2020, the Company had 24,870,519 shares of common stock outstanding.

(2)	Based solely on information reported in a Schedule 13G filed with the SEC on February 13, 2020 by Fuller & Thaler Asset Management, Inc. (“Fuller & Thaler”). As reported in such filing, Fuller & Thaler has sole voting power with respect to 1,942,307 shares and sole dispositive power with respect to 1,985,016 shares.
(3)	Based solely on information reported in a Schedule 13G/A jointly filed with the SEC on February 7, 2020 by Paradice Investment Management LLC and Paradice Investment Management Pty Ltd. As reported in such filing, the filers share voting power with respect to 1,408,814 shares and share dispositive power with respect to 1,803,081 shares.
(4)	Based solely on information reported in a Schedule 13G/A, filed with the SEC on May 8, 2020 by BlackRock, Inc. As reported in such filing, BlackRock, Inc. has sole voting power with respect to 1,437,061 shares and sole dispositive power with respect to 1,468,501 shares.
(5)	Based solely on information reported in a Schedule 13G filed with the SEC on February 10, 2020 by The Vanguard Group. As reported in such filing, The Vanguard Group has sole voting power with respect to 18,298 shares, has sole dispositive power with respect to 1,307,731 shares and shares dispositive power with respect to 18,298 shares.
(6)	Includes 10,000 shares owned indirectly.
(7)	Includes 580 shares owned indirectly.
(8)	Includes 2,000 shares owned indirectly.
(9)	Includes 9,000 shares owned indirectly.
(10)	Includes 168,500 shares owned indirectly.
(11)	Based solely on the Form 4 filed by Mr. Roberts on March 11, 2020. Includes 383,720 shares owned indirectly.
(12)	Includes 18,840 shares owned indirectly.
(13)	Does not include Mr. Roberts.

ITEM 13. Certain Relationships and Related Transactions, and Director Independence

Our Amended and Restated Certificate of Incorporation provides that no contract or transaction between us and one or more of our directors or officers (including entities or other organizations in which one or more of our directors or officers have a financial interest), shall be void or voidable solely for that reason, or because such director or officer is present at, participates in, or vote is counted at the meeting where the contract or transaction is authorized, if (i) the material facts of the director’s or officer’s interest in the contract or transaction are disclosed to or known by the Board or committee thereof and the Board or such committee thereof in good faith authorizes the contract or transaction by an affirmative vote of a majority of the disinterested directors (even if less than a quorum), (ii) the material facts of the director’s or officer’s interest in the contract or transaction are disclosed to or known by the stockholders entitled to vote thereon, and the contract or transaction is specifically approved in good faith by a vote of the stockholders, or (iii) the contract or transaction is fair to our Company at the time that it is authorized, approved or ratified by the Board, a committee thereof or the stockholders.

Our Board adopted a written policy pursuant to which our Audit Committee will be presented with a description of any related party transactions for them to consider for approval. The policy is designed to operate in conjunction with and as a supplement to the provisions of our Code of Business Conduct, a copy of which is posted on our website (www.KLXEnergy.com).

The policy generally provides that our management gather information with respect to actual or potential related party transactions and then present to the Audit Committee for approval any transaction at or above an amount which exceeds $120,000 in which the related person may have a direct or indirect interest. In determining whether to approve or ratify a related party transaction, we expect the Audit Committee to consider the following: whether the related party transaction is on terms no less favorable than terms generally available to an unaffiliated third party under the same or similar circumstances and the extent of the related party’s interest in the related party transaction. The policy also identifies certain types of transactions that our Board has pre-identified as not involving a direct or indirect material interest and are, therefore, not considered related party transactions for purposes of the policy.

Furthermore, under our Code of Business Conduct, our Law Department will review all proposed transactions between the Company and a related person (such as an individual related to a Company employee, or his or her family), together with all information concerning the proposed transaction. In determining whether the proposed transaction will be approved, the factors our Law Department may consider include (i) whether the transaction was the product of fair dealing, taking into account the timing, initiation, structure and negotiations of the transaction, and whether the related person’s interest was disclosed to us, (ii) the terms of the transaction and whether similar terms would have been obtained from an arm’s length transaction with a third party, and (iii) the availability of other sources for comparable products or services.

We are party to nine leases with certain limited liability companies controlled by Gary J. Roberts individually or together with members of his immediate family that govern our access to and use of certain of our facilities in Colorado, North Dakota, Texas and Wyoming. Mr. Roberts served as our Vice President and General Manager during 2019. Mr. Roberts resigned from the Company on April 11, 2020. Annual rent under these leases ranges from $14,500 to $192,000, and the aggregate annual rent under all nine leases is approximately $0.5 million. Seven of the leases expire on April 6, 2023. One lease expires on March 1, 2023, with one additional three-year renewal term, exercisable at our option. One lease expires on April 6, 2021, with two additional one-year renewal terms, exercisable at our option. Each of the leases provides for an option to purchase the property at an agreed purchase price, exercisable at our option at any time during the term of the lease. We believe the terms of each of the leases to be at least as favorable to us as we would be able to obtain in an arm’s length transaction with a third-party for a lease of a similar property. In addition, we pay approximately $160,000 annually to an entity controlled by Mr. Roberts for business entertainment expenses.

On September 14, 2018, we entered into registration rights agreements with each of Amin J. Khoury and Thomas P. McCaffrey. Under the registration rights agreements, each of Messrs. Khoury and McCaffrey have “demand” registration and customary “piggyback” registration rights. The registration rights agreements also provide that we will pay certain expenses relating to such registrations and indemnify the registration rights holders against certain liabilities which may arise under the Securities Act. We may also file a resale/reoffer prospectus related to the sale of restricted stock held by each of Messrs. Khoury and McCaffrey.

On May 3, 2020, we entered into an Agreement and Plan of Merger with Quintana Energy Services Inc. (“QES”) pursuant to which our Company and QES will combine in an all-stock merger transaction, with QES becoming our indirect wholly owned subsidiary, along with several agreements related thereto, with persons that are currently or upon consummation of the merger will become related persons of our Company.

We entered into a Support Agreement with Archer Holdco LLC, Geveran Investments Limited, Famatown Finance Limited, Robertson QES Investment LLC, Quintana Energy Partners—QES Holdings LLC, Quintana Energy Fund – TE, L.P. and Quintana Energy Fund – FI, L.P. (collectively, the “Designated Stockholders”), pursuant to which the Designated Stockholders have agreed, subject to the terms and conditions set forth therein, to vote all of their shares of QES common stock (which represents approximately 76% of the outstanding shares of QES Common Stock and which would represent in excess of 30% of the shares of KLXE common stock pro forma for the merger) in favor of the adoption of the Merger Agreement. We also entered into a Registration Rights Agreement with the Designated Stockholders relating to the shares of KLXE common stock to be issued as the merger consideration to such holders under the Merger Agreement, pursuant to which the Designated Stockholders will have certain shelf, demand registration and piggyback rights upon the terms and subject to the conditions set forth therein.

Mr. Khoury entered into a Support Agreement with QES, pursuant to which Mr. Khoury has agreed, subject to the terms and conditions set forth therein, to vote his shares of KLXE common stock (which represent approximately 4.7% of the outstanding shares of KLXE common stock) in favor of the issuance of KLXE common stock in the merger.

ITEM 14. Principal Accounting Fees and Services

Deloitte & Touche LLP has audited the financial statements of the Company for the fiscal year ended January 31, 2020.

When considering Deloitte & Touche LLP’s independence, the Audit Committee considered whether its provision of services to the Company beyond those rendered in connection with its audit and review of the Company’s consolidated financial statements was compatible with maintaining its independence and has determined that such services do not interfere with that firm’s independence in the conduct of its auditing function. The Audit Committee also reviewed, among other things, the amount of fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates for audit and non-audit services.

Principal Accountant Fees and Services

The following table sets forth by category of service the fees incurred in engagements performed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates, for professional services rendered to the Company for the fiscal years ended January 31, 2020 and January 31, 2019.

	January 31,	January 31,
	2020	2019
	(in Thousands)	(in Thousands)
Audit Fees	$1,671	$1,415
Audit-Related Fees	69	201
Tax Fees	-	-
All Other Fees	-	-
Total	$1,739	$1,616

Audit Fees

Audit fees in 2019 and 2018 consist of aggregate fees, including expenses, billed and reasonably expected to be billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates in connection with the annual audit and the audit of internal controls over financial reporting (Sarbanes-Oxley Act Section 404) and the reviews of the Company’s quarterly reports on Form 10-Q.

Audit-Related

Audit-related fees in 2019 and 2018 consist of the aggregate fees, including expenses, billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates in connection with the Employee Stock Purchase Plan audit and the issuance of our senior secured notes due 2025.

All Other Fees

There were no other fees or expenses billed by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates not otherwise described above.

Pre-Approval Policies and Procedures

The Audit Committee approves all audit and audit-related services, tax services and other services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates.

Any services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates that are not specifically included within the scope of the audit must be pre-approved by the Audit Committee in advance of any engagement. Under the Sarbanes Oxley Act of 2002, audit committees are permitted to approve certain fees for audit-related services, tax services and other services pursuant to a de minimis exception prior to the completion of an audit engagement. In 2019 and 2018, $8,550 and $0, respectively, of the fees paid to Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited and their respective affiliates were approved pursuant to the de minimis exception.

In making its recommendation to appoint Deloitte & Touche LLP as the Company’s independent registered public accounting firm for the fiscal year ending January 31, 2021, the Audit Committee has considered whether the services provided by Deloitte & Touche LLP, the member firms of Deloitte Touche Tohmatsu Limited, and their respective affiliates are compatible with maintaining the independence of Deloitte & Touche LLP and has determined that such services do not interfere with that firm’s independence in the conduct of its auditing function.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(b) Exhibits

We are filing the following documents as exhibits to this Form 10-K/A:

Exhibit 2 – Plan of Acquisition, Reorganization, Arrangement, Liquidation or Succession
2.1	Distribution Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.1 to KLX Inc.’s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)
2.2	Employee Matters Agreement, dated as of July 13, 2018, by and among KLX Inc., KLX Energy Services Holdings, Inc. and KLX Energy Services LLC (incorporated by reference to Exhibit 2.2 to KLX Inc.’s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)
2.3	IP Matters Agreement, dated as of July 13, 2018, by and among KLX Inc. and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 2.3 to KLX Inc.’s Current Report on Form 8-K (File No. 001-36610) filed with the SEC on July 17, 2018)
2.4	Unit Purchase Agreement, dated as of October 22, 2018, by and among KLX Energy Services Holdings, Inc., KLX Energy Services LLC, District 5 Investments, LP, 3M Capital, Inc. and Marco D. Davis (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)

Exhibit 3(i) – Articles of Incorporation
3.1	Amended and Restated Articles of Incorporation of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)

Exhibit 3(ii) – Bylaws
3.2	Amended and Restated Bylaws of KLX Energy Services Holdings, Inc.**

Exhibit 4 – Instruments Defining the Rights of Security Holders, including Indentures
4.1	Indenture, dated October 31, 2018, among KLX Energy Services Holdings, Inc., as the issuer, KLX Energy Services LLC, KLX RE Holdings LLC and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on November 1, 2018)
4.1.1	First Supplemental Indenture, dated November 16, 2018, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Annual Report on Form 10-K (File No. 001-38609) filed with the SEC on March 21, 2019)
4.1.2	Second Supplemental Indenture, dated May 13, 2019, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38609) filed with the SEC on August 22, 2019)
4.2	Form of 11.500% Senior Secured Notes due 2025 (included in Exhibit 4.1)
4.3	Description of securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38609) originally filed with the SEC on March 24, 2020)

Exhibit 10 – Material Contracts
10.1	Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10 (File No. 001-38609) filed with the SEC on August 15, 2018)
10.1.1	First Amendment, dated as of October 22, 2018, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on October 22, 2018)
10.1.2	Second Amendment, dated as of June 10, 2019, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38609) filed with the SEC on August 22, 2019)
10.2	KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*
10.3	Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*
10.4	Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*
10.5	KLX Energy Services Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*
10.6	KLX Energy Services Holdings, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8 (File No. 333-227321) filed with the SEC on September 13, 2018)*
10.7	KLX Energy Services Holdings, Inc. 2018 Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8 (File No. 333-227327) filed with the SEC on September 13, 2018)*
10.8	Guaranty, dated September 14, 2018, of KLX Energy Services LLC and KLX RE Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)
10.9	Letter Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.3 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*
10.10	Letter Agreement, dated September 14, 2018, between Thomas P. McCaffrey and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.10 to the Company’s Quarterly Report on Form 10-Q (File No. 001-38609) filed with the SEC on December 6, 2018)*
10.11	Consulting Agreement, dated September 14, 2018, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*
10.12	Amended and Restated Employment Agreement, dated September 14, 2018, between Gary J. Roberts and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*
10.13	Medical Care Reimbursement Plan for Executives of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*

10.14	KLX Energy Services Holdings, Inc. Executive Retiree Medical and Dental Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*
10.15	Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Amin J. Khoury (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*
10.16	Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on September 19, 2018)*
10.17	Employment Agreement, dated October 9, 2018, between Heather M. Floyd and KLX Energy Services Holdings, Inc.* **

Exhibit 21 – Subsidiaries of the registrant
21.1	List of subsidiaries of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38609) originally filed with the SEC on March 24, 2020)

Exhibit 23 – Consents of experts and counsel
23.1	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38609) originally filed with the SEC on March 24, 2020)

Exhibit 31 – Rule 13a-14/15d-14 Certifications
31.1	Certification of Chief Executive Officer (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38609) originally filed with the SEC on March 24, 2020)
31.2	Certification of Chief Financial Officer (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38609) originally filed with the SEC on March 24, 2020)
31.3	Certification of Chief Executive Officer and Chief Financial Officer**

Exhibit 32 – Section 1350 Certifications
32.1	Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38609) originally filed with the SEC on March 24, 2020)
32.2	Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350 (incorporated by reference to Exhibit 4.3 to the Company’s Annual Report on Form 10-K (File No. 001-38609) originally filed with the SEC on March 24, 2020)

*	Management contract or compensatory plan.

**	Filed herewith.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX Energy Services Holdings, Inc.

By:	/s/ Thomas P. McCaffrey Thomas P. McCaffrey
President, Chief Executive Officer and Chief Financial Officer

Date: May 29, 2020