Form 10-Q
period 2020-04-30
KLX Energy Services Holdings, Inc.
filed 2020-06-05
CIK 1738827

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

Quarterly Report Pursuant to Section 13 or 15(d)

of the Securities Exchange Act of 1934

For The Quarterly Period Ended April 30, 2020

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

The registrant has one class of common stock, $0.01 par value, of which 24,861,932 shares were outstanding as of June 2, 2020.

KLX ENERGY SERVICES HOLDINGS, INC.

Form 10-Q for the Quarter Ended April 30, 2020

PART 1 – FINANCIAL INFORMATION

ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In millions, other than per share amounts)

	APRIL 30,	JANUARY 31,
	2020	2020
ASSETS

Current assets:
Cash and cash equivalents	$125.6	$123.5
Accounts receivable–trade, less allowance for doubtful accounts ($12.3 at April 30, 2020 and $12.9 at January 31, 2020)	54.9	79.2
Inventories, net	12.1	12.0
Other current assets	11.8	13.8
Total current assets	204.4	228.5

Property and equipment, net of accumulated depreciation ($213.2 at April 30, 2020 and $206.0 at January 31, 2020)	158.1	306.8
Goodwill	—	28.3
Identifiable intangible assets, net	5.5	45.8
Other assets	10.2	14.0
	$378.2	$623.4

LIABILITIES AND STOCKHOLDERS’ EQUITY

Current liabilities:
Accounts payable	$27.3	$31.4
Accrued interest	14.4	7.2
Accrued liabilities	21.7	26.2
Total current liabilities	63.4	64.8

Long-term debt	243.2	243.0
Other non-current liabilities	3.5	3.4

Commitments, contingencies and off-balance sheet arrangements (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value per share; 110.0 shares authorized; 25.4 shares issued as of April 30, 2020 and 25.0 shares issued as of January 31, 2020	0.2	0.2
Additional paid-in capital	415.8	416.5
Treasury stock: 0.5 shares as of April 30, 2020 and 0.3 shares as of January 31, 2020	(3.9)	(3.6)
Accumulated deficit	(344.0)	(100.9)
Total stockholders’ equity	68.1	312.2
	$378.2	$623.4

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF LOSS (UNAUDITED)

(In millions, other than per share amounts)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2020	2019
Service revenues	$83.0	$145.8
Cost of sales	92.2	118.9
Selling, general and administrative	17.4	23.8
Research and development costs	0.3	0.7
Goodwill and long-lived asset impairment charge	208.7	-
Operating (loss) earnings	(235.6)	2.4
Interest expense, net	7.4	7.1
Loss before income taxes	(243.0)	(4.7)
Income tax expense	0.1	0.3
Net loss	$(243.1)	$(5.0)

Net loss per share - basic	$(10.52)	$(0.24)
Net loss per share - diluted	$(10.52)	$(0.24)

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY (UNAUDITED)

THREE MONTHS ENDED APRIL 30, 2020 AND 2019

(In millions)

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 31, 2020	25.0	$0.2	$416.5	$(3.6)	$(100.9)	$312.2
Restricted stock, net of forfeitures	—	—	(0.7)	—	—	(0.7)
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of shares reserved as a component of Red Bone acquisition price	0.4	—	—	—	—	—
Net loss	—	—	—	—	(243.1)	(243.1)
Balance, April 30, 2020	25.4	$0.2	$415.8	$(3.9)	$(344.0)	$68.1

			Additional			Total
	Common Stock		Paid-in	Treasury	Accumulated	Stockholders’
	Shares	Amount	Capital	Stock	Deficit	Equity
Balance, January 31, 2019	22.6	$0.2	$345.0	$—	$(4.5)	$340.7
Restricted stock, net of forfeitures	—	—	4.4	—	—	4.4
Issuance of shares as a component of Tecton acquisition price	0.5	—	12.1	—	—	12.1
Shares reserved as a component of Red Bone acquisition price	—	—	36.4	—	—	36.4
Escrowed shares related to Tecton acquisition	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	(5.0)	(5.0)
Balance, April 30, 2019	23.1	$0.2	$397.9	$(1.4)	$(9.5)	$387.2

See accompanying notes to condensed consolidated financial statements.

KLX ENERGY SERVICES HOLDINGS, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(In millions)

	THREE MONTHS ENDED
	APRIL 30,	APRIL 30,
	2020	2019
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(243.1)	$(5.0)
Adjustments to reconcile net loss to net cash flows provided by operating activities:
Depreciation and amortization	16.2	14.8
Goodwill and long-lived asset impairment charge	208.7	—
Non-cash compensation	(0.7)	4.5
Amortization of deferred financing fees	0.3	0.3
Provision for inventory reserve	0.7	0.1
Change in allowance for doubtful accounts	(0.6)	0.9
Loss on disposal of property, equipment and other	0.6	0.8
Changes in operating assets and liabilities:
Accounts receivable	25.0	(10.6)
Inventories	(0.8)	(0.3)
Other current and non-current assets	1.2	(0.8)
Accounts payable	(3.2)	(3.8)
Other current and non-current liabilities	2.7	3.3
Net cash flows provided by operating activities	7.0	4.2

CASH FLOWS FROM INVESTING ACTIVITIES:
Capital expenditures	(4.8)	(29.6)
Proceeds from sale of assets	0.2	0.1
Acquisitions, net of cash acquired	—	(27.9)
Net cash flows used in investing activities	(4.6)	(57.4)

CASH FLOWS FROM FINANCING ACTIVITIES:
Purchase of treasury stock	(0.3)	—
Net cash flows used in financing activities	(0.3)	—

Net change in cash and cash equivalents	2.1	(53.2)
Cash and cash equivalents, beginning of period	123.5	163.8
Cash and cash equivalents, end of period	$125.6	$110.6

Supplemental disclosures of cash flow information:
Cash paid during period for:
Interest	$0.1	$0.1
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$(4.4)	$(1.4)
Accrued capital expenditures	3.7	10.1

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission. Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the KLX Energy Services Holdings, Inc. (the “Company”, “KLXE” or “KLX Energy Services”) Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Note 2.Recent Accounting Pronouncements

In August 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-15, Statement of Cash Flows (Topic 230): Classification of Certain Cash Receipts and Cash Payments related to how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied retrospectively. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements as the Company’s condensed consolidated statements of cash flows are not impacted by the eight issues listed above.

In February 2016, the FASB issued ASU 2016-02, Leases, which supersedes ASC Topic 840, Leases, and creates a new topic, ASC Topic 842, Leases. ASU 2016-02 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. ASU 2016-02 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, the FASB deferred the effective date for implementation of ASU 2016-02 by one year and in June 2020 the FASB deferred the effective date by an additional year. The guidance under ASU 2016-02 is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Earlier adoption is permitted. To assess the impact of this guidance, the Company has established a cross functional implementation project team and is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard. The Company is in the process of developing its new accounting policies and determining the potential aggregate impact this guidance is likely to have on its financial statements as of its adoption date.

Note 3.Business Combinations

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-frac high pressure pumping, thru-tubing and certain other services. The aggregate acquisition price of the acquisitions was approximately $74.6, comprised of approximately $47.0 in shares of the Company’s common stock issuable over time at a fixed price and approximately $27.6 in cash to the sellers and for the retirement of debt. The Company issued shares in its common stock to effect the Tecton acquisition, a portion of which is not included in the purchase consideration as the shares were escrowed and held as treasury stock to satisfy identified future tax obligations through cancellation of the shares. To effect the Red Bone acquisition, the Company issued shares in a subsidiary company, which were exchangeable for KLXE common stock on specified dates between the acquisition date and September 2020. 416,667 shares of KLXE common stock, representing the balance of the share consideration to effect the Red Bone acquisition, will be issued in September 2020. The shares issued to the sellers of Tecton and Red Bone are subject to restrictions on public re-sale from a minimum of six months to a maximum of 24 months, subject to acceleration upon the occurrence of certain events.

Based on the Company’s final purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $51.2, of which $19.4 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $31.8 was allocated to goodwill. The useful life assigned to the customer contracts and relationships is 20 years, and the covenants not to compete are being amortized over their contractual periods of 18 months and three years for Tecton and Red Bone, respectively.

The Tecton and Red Bone acquisitions were accounted for as purchases under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for the Tecton and Red Bone acquisitions are included in the accompanying condensed consolidated statements of loss from the respective dates of acquisition.

The following table summarizes the fair values of assets acquired and liabilities assumed in the Tecton and Red Bone acquisitions in accordance with ASC 805:

	Tecton	Red Bone
Accounts receivable-trade	$2.1	$7.2
Inventories	-	2.7
Other current and non-current assets	0.2	-
Property and equipment	2.8	23.6
Goodwill	15.0	16.8
Identified intangibles	6.2	13.2
Accounts payable	(0.7)	(3.3)
Accrued liabilities	(1.4)	(0.9)
Other current and non-current liabilities	(1.6)	(7.3)
Total consideration paid	$22.6	$52.0

The majority of goodwill and intangible assets for Tecton and Red Bone are not expected to be deductible for tax purposes. As more fully described in Note 5, the Company performed an interim goodwill impairment test and a long-lived asset recovery test during the three months ended April 30, 2020, which resulted in a $208.7 goodwill and long-lived asset impairment charge. The goodwill and long-lived asset impairment charge is included in the condensed consolidated statements of loss for the three months ended April 30, 2020.

The Company has substantially integrated Red Bone and, as a result, it is not practicable to report stand-alone revenues and operating earnings of the acquired business since the acquisition date. The amount of Tecton revenues included in the Company’s results was approximately $3.1 for the three months ended April 30, 2019. It is not practicable to report stand-alone operating earnings of Tecton since the acquisition date.

On a pro forma basis to give effect to the Tecton and Red Bone acquisitions, as if they occurred on February 1, 2018, revenues, net loss and loss per diluted share for the three months ended April 30, 2019 would have been as follows:

UNAUDITED
THREE MONTHS ENDED
April 30, 2019
Pro forma
Revenues	$153.5
Net loss	(4.5)
Loss per diluted share	(0.20)

Note 4.Property and Equipment, Net

Property and equipment consist of the following:

	Useful	April 30,	January 31,
	Life (Years)	2020	2020
Land, buildings and improvements	1 - 40	$25.9	$38.2
Machinery	1 - 20	189.0	257.9
Furniture and equipment	1 - 15	156.4	216.7
		371.3	512.8
Less accumulated depreciation		213.2	206.0
		$158.1	$306.8

The long-lived asset impairment charge has been preliminarily allocated to the above asset classes based on each asset class’s percentage of total property and equipment. Depreciation expense was $15.2 and $14.0 for the three months ended April 30, 2020 and 2019, respectively. Refer to Note 5 for a discussion of the interim long-lived asset recovery test performed during the three months ended April 30, 2020.

Note 5.Goodwill and Intangible Assets, Net

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The abrupt deterioration in demand during the second half of 2019, which has continued into 2020, was further exacerbated by the unprecedented demand destruction being caused by the COVID-19 pandemic. The combination of the Saudi Arabia/Russia oil market share dispute and the demand destruction caused by the COVID-19 pandemic has driven the price of oil to unprecedented levels resulting in decreases in demand for oilfield services such as those provided by the Company and lower current and expected revenues for the Company. As a result, during the three months ended April 30, 2020, the Company performed an interim goodwill impairment test and a long-lived asset recoverability test.

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 8 for additional information regarding the fair value determination. The results of the goodwill impairment test as of April 30, 2020, indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the condensed consolidated statements of loss for the three months ended April 30, 2020. The charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of April 30, 2020.

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount and if the carrying amount exceeds the asset’s fair value. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. Based on the impairment indicators above, the Company performed a long-lived asset impairment analysis and concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to identified intangible assets and $141.2 related to property and equipment, which is included in the condensed consolidated statements of loss for the three months ended April 30, 2020. The charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively. The sum of the undiscounted cash flows of the Rocky Mountains long-lived assets exceeded the carrying value by approximately 20.5% as of April 30, 2020. As of April 30, 2020, $5.5 of identifiable intangible assets and $158.1 of property and equipment remain.

Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, weighted average cost of capital, terminal growth rates, future market share and future market conditions, among others. The Company's cash flow projections were a significant input into the April 30, 2020 fair value. See Note 8 for additional information regarding the fair value determination. If the business continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the Rocky Mountains reporting unit and the Company’s long-lived assets and result in a future impairment charge.

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		April 30, 2020			January 31, 2020
	Useful Life	Original	Accumulated	Net Book	Original	Accumulated	Net Book
	(Years)	Cost	Amortization	Value	Cost	Amortization	Value
Customer contracts and relationships	20	$8.3	$2.9	$5.4	$43.0	$2.4	$40.6
Covenants not to compete	1.5 - 3	2.5	2.4	0.1	4.7	1.9	2.8
Developed technologies	15	1.0	1.0	-	3.3	0.9	2.4
		$11.8	$6.3	$5.5	$51.0	$5.2	$45.8

Amortization expense associated with identifiable intangible assets was $1.0 and $0.8 for the three months ended April 30, 2020 and 2019, respectively. Due to the impairment of intangible assets, the Company does not expect to recognize future material amortization expense related to intangible assets. Actual future amortization expense may be different due to future acquisitions.

The changes in the carrying amount of goodwill for the three months ended April 30, 2020 are as follows:

Balance, January 31, 2020	$28.3
Goodwill impairment	(28.3)
Balance, April 30, 2020	$—

Note 6.Accrued Liabilities

Accrued liabilities consist of the following:

	April 30,	January 31,
	2020	2020
Accrued salaries, vacation and related benefits	$11.2	$13.9
Accrued incentive compensation	—	2.3
Accrued property taxes	2.7	2.3
Other accrued liabilities	7.8	7.7
	$21.7	$26.2

Note 7.Long-Term Debt

As of April 30, 2020, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issue costs for the Notes, total debt as of April 30, 2020 was $243.2.

As of April 30, 2020, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018, the date of the spin-off, and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate plus the applicable margin (as defined in the ABL Facility). No amounts were outstanding under the ABL Facility as of April 30, 2020.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of April 30, 2020. Availability under the ABL Facility was $42.0 and $60.0 as of April 30, 2020 and January 31, 2020, respectively. The decrease in availability during the current period is primarily related to lower levels of accounts receivable at April 30, 2020.

Letters of credit issued under the ABL Facility aggregated $2.2 at April 30, 2020.

Note 8.Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of April 30, 2020. The fair value of the Company’s Notes, based on market prices for publicly-traded debt (which the Company classifies as Level 2 inputs), was $92.8 and $202.5 as of April 30, 2020 and January 31, 2020, respectively.

Goodwill and long-lived assets, including certain property and equipment and purchased intangibles subject to amortization, were impaired and written down to their estimated fair values during the first quarter of Fiscal 2020. The goodwill Level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, both of which were unobservable. The long-lived asset Level 3 fair value was determined using the discounted cash flow analysis using the market and income approaches, both of which were unobservable.

The following table summarizes impairments of goodwill and long-lived assets and the related post-impairment fair values of the corresponding assets for the three months ended April 30, 2020:

	Three Months Ended
	April 30, 2020
	Impairment	Fair Value
Property and equipment, net	$141.2	$52.8
Goodwill	28.3	—
Intangible assets	39.2	—
	$208.7	$52.8

Fair value is measured as of the impairment date. See Note 5 for a discussion of the goodwill and long-lived asset impairment charge recorded during the three months ended April 30, 2020.

Note 9.Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments – The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the condensed consolidated balance sheets. At April 30, 2020, future minimum lease payments under these arrangements approximated $75.0, of which $25.0 is related to long-term real estate leases.

Litigation – The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

During the year ended January 31, 2020 (“Fiscal 2019”), the Company discovered a credit card theft by third parties of approximately $2.6 (which is included in Fiscal 2019 Cost of Sales) and promptly reported the theft to its insurers and law enforcement. The Company has also filed suit against several third parties to recover damages related to the theft. While the Company cannot reasonably determine the outcome of any related litigation at this time, it believes its insurance coverage will be available for recovery of some or all of this loss after the appropriate legal proceedings have concluded.

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

Note 10.Accounting for Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which its Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards.

Compensation cost is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Compensation cost recognized during the three months ended April 30, 2020 and 2019 related to grants of restricted stock granted or approved by the Company’s Compensation Committee. Share based compensation was $(0.7) and $4.4 for the three months ended April 30, 2020 and 2019, respectively. Share based compensation was negative during the three months ended April 30, 2020 due to modifications of awards, which resulted in reversal of unvested stock compensation and determination of new grant date fair value. Unrecognized compensation cost related to restricted stock awards made by the Company was $21.1 at April 30, 2020.

The Company has established a qualified Employee Stock Purchase Plan (the “Plan”), the terms of which allow for qualified employees (as defined in the Plan) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Compensation cost was $0.0 and $0.1 for the three months ended April 30, 2020 and 2019, respectively.

Note 11.Income Taxes

Income tax expense was $0.1 and $0.3 for the three months ended April 30, 2020 and 2019, respectively, and was comprised primarily of state and local taxes. Due to the fact the Company has a valuation allowance against its deferred tax balances, it was unable to recognize a tax benefit at the federal statutory rate of 21% on its year to date losses.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”), which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. For the three months ended April 30, 2020, there were no material tax impacts on the Company’s condensed consolidated financial statements as it relates to COVID-19 measures. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

Note 12.Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest (the Permian Basin and the Eagle Ford), the Rocky Mountains (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision maker (“CODM”), the President, Chief Executive Officer and Chief Financial Officer. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and operating (losses) earnings by reportable segment:

	Three Months Ended
	April 30,	April 30,
	2020	2019
Revenues
Southwest	$24.4	$58.0
Rocky Mountains	33.8	48.6
Northeast/Mid-Con	24.8	39.2
Total revenues	83.0	145.8
Operating (loss) earnings(1)(2)
Southwest	(100.4)	(4.0)
Rocky Mountains	(37.8)	2.9
Northeast/Mid-Con	(97.4)	3.5
Total operating (loss) earnings	(235.6)	2.4
Interest expense	7.4	7.1
Loss before income taxes	$(243.0)	$(4.7)

(1)

Operating (loss) earnings include an allocation of employee benefits and general and administrative costs primarily based on each segment’s percentage of total revenues for the three months ended April 30, 2020 and 2019.

(2)

Operating loss for the three month period ended April 30, 2020 includes a goodwill and long-lived asset impairment charge of $208.7, of which $91.3 was attributable to the Southwest segment, $28.3 was attributable to the Rocky Mountains segment and $89.1 was attributable to the Northeast/Mid-Con segment.

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	April 30, 2020				April 30, 2019
		Rocky	Northeast			Rocky	Northeast
	Southwest	Mountains	/Mid-Con	Total	Southwest	Mountains	/Mid-Con	Total
Completion revenues	$16.0	$19.8	$14.1	$49.9	$40.6	$27.5	$18.3	$86.4
Intervention revenues	5.5	6.5	7.0	19.0	10.2	10.6	8.6	29.4
Production revenues	2.9	7.5	3.7	14.1	7.2	10.5	12.3	30.0
Total revenues	$24.4	$33.8	$24.8	$83.0	$58.0	$48.6	$39.2	$145.8

The following table presents capital expenditures by reportable segment:

	Three Months Ended
	April 30,	April 30,
	2020	2019
Southwest	$1.5	$5.4
Rocky Mountains	2.2	11.5
Northeast/Mid-Con	1.1	12.7
	$4.8	$29.6

Capital expenditures for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents total assets by reportable segment:

	April 30,	January 31,
	2020(1)	2020
Southwest	$76.9	$203.6
Rocky Mountains	247.6	233.5
Northeast/Mid-Con	53.7	186.3
	$378.2	$623.4

(1)	See Note 5 for a discussion of the goodwill and long-lived asset impairment charge recorded during the three months ended April 30, 2020.

Assets for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total assets.

The following table presents total goodwill by reportable segment:

	April 30,	January 31,
	2020	2020
Southwest	$—	$—
Rocky Mountains(1)	—	28.3
Northeast/Mid-Con	—	—
	$—	$28.3

(1)	See Note 5 for a discussion of the goodwill impairment charge recorded during the three months ended April 30, 2020.

Note 13.Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period and includes 416,667 shares of KLXE common stock to effect the Red Bone acquisition, which will be issued in September 2020. Such shares are included in the computation of basic weighted average common shares from the date of the acquisition. Diluted net loss per common share is computed by using the weighted average common shares outstanding including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended April 30, 2020 and 2019, 2.3 and 0.4 shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three months ended April 30, 2020 and 2019 are as follows:

	Three Months Ended
	April 30,	April 30,
	2020	2019
Net loss	$(243.1)	$(5.0)
(Shares in millions)
Basic weighted average common shares	23.1	21.2
Effect of dilutive securities - dilutive securities	-	-
Diluted weighted average common shares	23.1	21.2

Basic net loss per common share	$(10.52)	$(0.24)
Diluted net loss per common share	$(10.52)	$(0.24)

Note 14.Subsequent Events

On May 3, 2020, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Quintana Energy Services Inc., a Delaware corporation (“QES”), Krypton Intermediate LLC, a Delaware limited liability company and an indirect wholly owned subsidiary of the Company (“Acquiror”), and Krypton Merger Sub Inc., a Delaware corporation and an indirect wholly owned subsidiary of the Company (“Merger Sub”), pursuant to which the companies will combine in an all-stock merger transaction. Merger Sub will merge with and into QES (the “Merger”), with QES continuing as the surviving corporation and becoming an indirect wholly owned subsidiary of the Company, as provided by the terms and subject to the conditions set forth in the Merger Agreement.

At the effective time of the Merger (the “Effective Time”), each issued and outstanding share of QES common stock, par value $0.01 per share (the “QES Common Stock”), will automatically be converted into the right to receive 0.4844 shares of KLXE common stock (the “Exchange Ratio”), par value $0.01 per share (the “KLXE Common Stock”). Holders of QES Common Stock will receive cash in lieu of any fractional shares. Upon closing of the Merger, KLXE stockholders will own approximately 59% and QES stockholders will own approximately 41% of the combined company.

The respective boards of directors of KLXE and QES have unanimously approved the Merger Agreement, and the board of directors of KLXE has agreed to recommend that KLXE’s stockholders approve the issuance of shares of KLXE Common Stock in the Merger, and the board of directors of QES has agreed to recommend that QES’s stockholders adopt the Merger Agreement.

The consummation of the Merger is subject to customary closing conditions, including (i) the adoption of the Merger Agreement by QES’ stockholders and approval of the issuance of KLXE Common Stock in connection with the Merger (the “Share Issuance”) by KLXE’s stockholders, (ii) the absence of certain legal impediments, (iii) the approval for listing of KLXE Common Stock issuable in the Merger on Nasdaq and (iv) the effectiveness of the registration statement on Form S-4, pursuant to which the shares of KLXE Common Stock issuable in the Merger will be registered with the Securities and Exchange Commission (the “SEC”).

KLXE and QES have made customary representations, warranties and covenants in the Merger Agreement, including, among others, covenants regarding (i) the conduct of their respective businesses during the period between signing and closing, (ii) obligations to convene and hold meetings of their respective stockholders to obtain the required stockholder approvals and (iii) obligations to cooperate with each other to prepare and file a registration statement on Form S-4 and joint proxy statement with the SEC.

The Merger Agreement contains certain termination rights for both KLXE and QES. Upon termination of the Merger Agreement in certain specified circumstances, including in connection with a superior proposal or certain intervening events, KLXE or QES may be required to pay a termination fee of $3.0 to the other party and reimburse the other party for its expenses of up to $1.5. If the Merger Agreement is terminated by KLXE or QES due to the failure of either party’s stockholders to approve the Merger under certain circumstances, then the party who failed to obtain such stockholder approval may be required to reimburse the other party for up to $1.5 of expenses but such party will not be required to pay a termination fee.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

($ In millions)

The following discussion and analysis addresses the results of our operations for the three months ended April 30, 2020 as compared to our results of operations for the three months ended April 30, 2019. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

During the first quarter of 2020, we performed an interim asset impairment test. The abrupt deterioration in demand during the second half of 2019, which has continued into 2020, was further exacerbated by the unprecedented demand destruction being caused by the COVID-19 pandemic. The combination of the Saudi Arabia/Russia oil market share dispute and the demand destruction caused by the COVID-19 pandemic has driven the price of oil to unprecedented levels resulting in decreases in demand for oilfield services such as those provided by the Company and lower current and expected revenues for the Company. As a result, during the three months ended April 30, 2020, we determined that the carrying value of goodwill and long-lived assets were impaired, resulting in a $208.7 non-cash impairment charge.

On May 3, 2020, we announced that we entered an Agreement and Plan of Merger with Quintana Energy Services Inc. (“QES”) pursuant to which KLXE and QES will combine in an all-stock merger transaction, which is summarized in Note 14 to our condensed consolidated financial statements. If the Merger is consummated, QES will become an indirect wholly owned subsidiary of KLXE.

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

We serve many of the leading companies engaged in the exploration and development of North American onshore conventional and unconventional oil and natural gas reserves. Our customers are primarily independent major oil and gas companies. We currently support these customer operations from over 35 principal service facilities located in the key major shale basins. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville). Our revenues, operating (losses) profits and identifiable assets are primarily attributable to these three reportable geographic segments. However, while we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 20 patents and 15 U.S. and foreign pending patent applications. Our technology partners include manufacturing and engineering companies that produce tools, which we design and utilize in our service offerings.

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

Following the acquisition of Motley, we have invested in eight additional large diameter coil tubing spreads which we believe will allow us to gain a greater share of customer spend by pulling through the Company’s broad range of asset light services.

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, exploration and production (“E&P”) companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well in addition to customer focus on execution rather than price. We have been awarded 20 U.S. patents and have 15 U.S. and foreign pending patent applications, which we believe differentiates us from our regional competition and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors who do not discretely dedicate their resources to the services we provide.

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

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. For example, the oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which has continued into 2020, and was further exacerbated by the unprecedented demand destruction being caused by the COVID-19 pandemic. The combination of the Saudi Arabia/Russia oil market share dispute and the demand destruction caused by the COVID-19 pandemic has driven the price of oil to unprecedented levels resulting in decreases in demand for services such as those provided by the Company.

As a result of the ongoing decrease in global demand for oil and gas resulting from the recent COVID-19 outbreaks, in March 2020, members of OPEC and Russia considered extending their agreed oil production cuts and making additional oil production cuts. Negotiations were unsuccessful, and Saudi Arabia announced an immediate significant reduction in its oil export prices, and Russia announced that all agreed oil production cuts between Russia and OPEC members would expire on April 1, 2020. Oil and natural gas prices declined sharply following these announcements to unprecedented levels. On April 12, 2020, OPEC and its oil producing allies including Russia finalized an agreement to cut production by 9.7 million barrels per day during May and June 2020.

Oil and natural gas prices are expected to continue to be volatile as a result of the near term production instability and the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, the extent and duration of price reductions and production instability by OPEC members and other oil exporting nations; the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies, the impact of the ongoing COVID-19 outbreaks and conditions in the U.S. oil and gas industry and the resulting demand and pricing for domestic land oilfield services.

The reduction in oil prices to current levels and the ongoing effects of the global COVID-19 outbreaks may result in a global recession, with the possibility of numerous bankruptcies of E&P companies and oilfield services companies during 2020 and a significant decline in demand and prices for oilfield services during 2020. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives. Costs primarily associated with business rationalization and other costs and pending merger costs are collectively referred to as “Costs as Defined”.

We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across all major basins, while preserving a solid balance sheet, maintaining sufficient operating liquidity and prudently managing our capital expenditures.

We believe our operating cost structure is now materially lower than during the historical financial reporting periods and that there is greater flexibility to respond to changing industry conditions. We improved our cost structure by centralizing a number of common functions, as evidenced by our positive cash provided by operating activities in the three months ended April 30, 2020. The implementation of integrated, company-wide management information systems and processes provide more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

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

The measures we believe most effective to monitor and consider when rewarding management  performance include:

•

Adjusted EBITDA (Loss) Margin: We define Adjusted EBITDA (Loss) as net income (loss) before interest, taxes, depreciation and amortization, further adjusted for (i) goodwill and/or long-lived asset impairment charges, (ii) stock-based compensation expense, (iii) restructuring charges, (iv) transaction and integration costs related to acquisitions, (v), other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business. Adjusted EBITDA (Loss) Margin is defined as Adjusted EBITDA (Loss), as previously defined, as a percentage of revenue.

•

Adjusted Free Cash Flow Growth Rate: We define Adjusted Free Cash Flow as net cash flows provided by (used in) operating activities adjusted for non-recurring costs and expenses less capital expenditures. Adjusted Free Cash Flow Growth Rate is defined as the percentage change in Adjusted Free Cash Flow, as previously defined, within a specific time period.

•	Adjusted EBITDA (Loss) Growth Rate: We define Adjusted EBITDA (Loss) Growth Rate as the percentage change in Adjusted EBITDA (Loss), as defined above, within a specific time period.

We believe Adjusted EBITDA (Loss) is useful because it allows us to supplement the GAAP measures in order to evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA (Loss) because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Our experience has shown us that measuring our performance is most meaningful when compared against our peers on a relative basis. Our compensation committee engages its own compensation consultant to recommend performance metrics and targets for our employees.

RESULTS OF OPERATIONS

THREE MONTHS ENDED APRIL 30, 2020

COMPARED TO THREE MONTHS ENDED APRIL 30, 2019

($ in Millions)

The following is a summary of revenues by segment:

	Three Months Ended
	April 30,	April 30,	Percent
	2020	2019	Change
Southwest	$24.4	$58.0	(57.9)%
Rocky Mountains	33.8	48.6	(30.5)%
Northeast/Mid-Con	24.8	39.2	(36.7)%
Total revenues	$83.0	$145.8	(43.1)%

For the first quarter ended April 30, 2020, revenues of $83.0, decreased $62.8, or 43.1%, as compared with the prior year period. On a product line basis, completion, intervention and production services revenues decreased approximately 42.2%, 35.4% and 53.0%, respectively, as compared to the same period in the prior year. Rocky Mountains segment revenue declined $14.8, or 30.5%, Northeast/Mid-Con segment revenues declined $14.4, or 36.7%, and Southwest segment revenue declined $33.6, or 57.9%. The decrease in revenues reflects the combination of the Saudi Arabia/Russia oil market share dispute and the demand destruction caused by the COVID-19 pandemic, which has driven the price of oil to unprecedented levels resulting in decreases in demand for services such as those provided by the Company.

First quarter 2020 cost of sales was $92.2, or 111.1% of sales, including $9.7 of Costs as Defined, as compared to the prior year period of $118.9, or 81.6% of sales (including $1.8 of Costs as Defined). Excluding the $9.7 of Costs as Defined ($1.8 in the prior year period), cost of sales in the first quarter of 2020 was $82.5, or 99.4% of revenues. Cost of sales as a percentage of revenues increased primarily due to negative operating leverage related to the 43.1% year over year decline in revenues.

Selling, general and administrative (“SG&A”) expenses during the first quarter of 2020, inclusive of Costs as Defined of $4.3, were $17.4, or 21.0% of revenues, as compared with $23.8, or 16.3% of revenues (which included $3.2 of Costs as Defined), in the prior year period. Excluding 2020 Costs as Defined ($3.2 in the prior year period), SG&A expenses in the first quarter of 2020 were $13.1, or 15.8% of revenues, as compared with $20.6, or 14.1% of revenues, in the prior year period. First quarter 2020 research and development costs were $0.3 reflecting our continued focus on in-house research and development to deploy new specialized and proprietary tools and equipment.

As previously described above and in Note 5 of the notes to the condensed consolidated financial statements, we recorded a $208.7 goodwill and long-lived asset impairment charge during the three months ended April 30, 2020, of which $91.3 was attributable to the Southwest segment, $28.3 was attributable to the Rocky Mountains segment and $89.1 was attributable to the Northeast/Mid-Con segment.

Operating loss, including Costs as Defined of $14.0 and the goodwill and long-lived asset impairment charge of $208.7, was $(235.6). Exclusive of the Costs as Defined ($5.0 in the prior year period) and the $208.7 goodwill and long-lived asset impairment charge, current period operating loss was $(12.9) as compared to operating earnings of $7.4 in the prior year period.

Income tax expense was $0.1 for the three months ended April 30, 2020, as compared to $0.3 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year to date losses because it has a valuation allowance against its deferred tax balances.

Net loss for the three months ended April 30, 2020 was $(243.1) as compared to net loss of $(5.0) in the prior year period for the reasons mentioned above.

Segment Results

The following is a summary of operating (loss) earnings by segment:

	Three Months Ended
	April 30,	April 30,	Percent
	2020	2019	Change
Southwest	$(100.4)	$(4.0)	nm
Rocky Mountains	(37.8)	2.9	nm
Northeast/Mid-Con	(97.4)	3.5	nm
Total operating (loss) earnings	$(235.6)	$2.4	nm

For the quarter ended April 30, 2020, Rocky Mountains segment revenues of $33.8 decreased by $14.8, or 30.5%, driven by the combination of the Saudi Arabia/Russia oil market share dispute and the demand destruction caused by the COVID-19 pandemic, which has driven the price of oil to unprecedented levels resulting in decreases in demand for services such as those provided by the Company. As a result of the matters described above, and the goodwill asset impairment charge attributable to the Rocky Mountains segment of $28.3, operating loss was $(37.8) for the three months ended April 30, 2020.

First quarter ended April 30, 2020 Northeast/Mid-Con segment revenues of $24.8 decreased by 36.7% driven by the above described factors. As a result of the matters described above, and the Northeast/Mid-Con segment portion of the long-lived asset impairment charge of $89.1, operating loss was $(97.4) for the three months ended April 30, 2020.

For the quarter ended April 30, 2020, Southwest segment revenues of $24.4 decreased 57.9% driven by the above described factors. As a result of the matters described above, and the long-lived asset impairment attributable to the Southwest segment of $91.3, operating loss was $(100.4) for the three months ended April 30, 2020.

LIQUIDITY AND CAPITAL RESOURCES

Current Financial Condition

At April 30, 2020, we had $125.6 of cash and cash equivalents. Cash on hand at April 30, 2020 increased by $2.1 as compared with $123.5 cash on hand at January 31, 2020 as a result of $4.8 of capital expenditures, offset by cash flows from operating activities of $7.0. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the level of our operations.

Working capital as of April 30, 2020 was $141.0, a decrease of $22.7 as compared with working capital at January 31, 2020. As of April 30, 2020, total current assets decreased by $24.1 and total current liabilities decreased by $1.4. The decrease in current assets was primarily related to a decrease in accounts receivable of $24.3. The decrease in total current liabilities was due to a $4.1 and $4.5 decrease in accounts payable and accrued liabilities, respectively, offset by a $7.2 increase in accrued interest.

Cash Flows

As of April 30, 2020, our cash and cash equivalents were $125.6 as compared to $123.5 at January 31, 2020. Net cash flows provided by operating activities was $7.0 for the three months ended April 30, 2020 as compared to $4.2 in the prior year period, reflecting a $238.1 decrease in net earnings partially offset by the $208.7 goodwill and long-lived asset impairment charge, a $25.0 decrease in accounts receivable ($10.6 increase in the prior year period) and a $1.4 increase in depreciation and amortization. Cash used in investing activities consists of capital expenditures of $4.8 and $29.6 for the three months ended April 30, 2020 and 2019, respectively, and $27.9 used for the Tecton and Red Bone acquisitions in the prior year period (none in the current year period). Cash flows used in financing activities reflects $0.3 of common stock repurchased (none in the prior year period).

Capital Spending

Our capital expenditures were $4.8 during the three months ended April 30, 2020 ($29.6 in the prior year period). We expect to incur approximately $8.0 in capital expenditures for the year ending January 31, 2021, based on current industry conditions and our recent significant investments in capital expenditures over the past several years. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and company initiatives. Capital expenditures for growth and company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our secured $100.0 ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio), none of which was drawn at April 30, 2020.

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

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018, the date of the spin-off, and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of April 30, 2020. No amounts were outstanding under the ABL Facility as of April 30, 2020. The effective interest rate under the ABL Facility would have been approximately 2.6% on April 30, 2020.

In conjunction with the acquisition of Motley, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act.

We believe our cash on hand along with $42.0 of availability under our $100.0 undrawn ABL Facility, provide us with the ability to fund our operations, make planned capital expenditures, repurchase our debt or equity securities, meet our debt service obligations and provide funding for potential future acquisitions. During periods in which our fixed charge coverage ratio as determined under the ABL Facility is not at least 1:1 for the trailing four quarters for which financial statements have been delivered, the amount of availability under the ABL facility will be reduced by the greater of $10.0 or 15% of the borrowing base.

Contractual Obligations

The following chart reflects our contractual obligations and commercial commitments as of April 30, 2020. Commercial commitments include lines of credit, guarantees and other potential cash outflows resulting from a contingent event that requires performance by us or our subsidiaries pursuant to a funding commitment.

	Year Ending January 31,
Contractual Obligations	Remainder of 2021	2022	2023	2024	2025	Thereafter	Total
Long-term debt and other non-current liabilities	$0.1	$0.2	$0.2	$0.2	$0.3	$252.5	$253.5
Operating leases	21.5	18.9	12.5	10.6	8.7	2.8	75.0
Future interest and fees on outstanding debt (1)	29.2	29.3	29.3	29.1	28.8	28.8	174.5
Total	$50.8	$48.4	$42.0	$39.9	$37.8	$284.1	$503.0

Commercial Commitments
Letters of credit	$2.2	—	—	—	—	—	$2.2

(1)

Interest payments include interest payments due on the Notes based on the stated rate of 11.5%. To the extent we incur interest on the ABL Facility, interest payments would fluctuate based on LIBOR or the prime rate pursuant to the terms of the ABL Facility.

Off-Balance Sheet Arrangements

Lease Arrangements

We finance our use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on our balance sheets. At April 30, 2020, future minimum lease payments under these arrangements approximated $75.0, of which $25.0 is related to long-term real estate leases.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations

included in our 2019 Form 10-K. There have been no changes to our critical accounting policies since January 31, 2020.

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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 and in this Quarterly Report on Form 10-Q, including the following factors:

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

On May 3, 2020, we announced that we entered an agreement with QES pursuant to which KLXE and QES will combine in an all-stock merger transaction, upon the satisfaction of certain conditions. Factors related to the Merger that could cause actual results to differ from those projected or contemplated in any such forward-looking statements include, but are not limited to, the following factors: (1) the risk that the conditions to the closing of the transaction are not satisfied, including the risk that required approvals from the stockholders of KLXE or QES for the transaction are not obtained; (2) litigation relating to the transaction; (3) uncertainties as to the timing of the consummation of the transaction and the ability of each party to consummate the transaction; (4) risks that the proposed transaction disrupts the current plans and operations of KLXE or QES; (5) the ability of KLXE and QES to retain and hire key personnel; (6) competitive responses to the proposed transaction; (7) unexpected costs, charges or expenses resulting from the transaction; (8) potential adverse reactions or changes to business relationships resulting from the announcement or completion of the transaction; (9) the combined companies’ ability to achieve the synergies expected from the transaction, as well as delays, challenges and expenses associated with integrating the combined companies’ existing businesses; and (10) legislative, regulatory and economic developments.

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

At April 30, 2020 and January 31, 2020, we held no significant derivative instruments.

Interest Rate Risk – We will have interest rate exposure arising from variable interest with respect to our ABL Facility as any borrowings would be impacted by changes in short-term interest rates.

As of April 30, 2020, we maintained a portfolio of cash and securities consisting mainly of taxable, interest-bearing deposits with weighted average maturities of less than three months. If short-term interest rates were to increase or decrease by 10%, we estimate interest income would not materially increase or decrease.

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

ITEM 4. CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

We carried out an evaluation, under the supervision and with the participation of our management, including our President, Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of April 30, 2020, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our President, Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of April 30, 2020.

Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the fiscal quarter ended April 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II – OTHER INFORMATION

ITEM 1A. RISK FACTORS

The following risk factor is related to the proposed Merger of KLXE and QES.  In addition to the information set forth in this report, you should carefully consider the risk factors described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

Recent declines in crude oil prices to record low levels as a result of the outbreak of the novel strain of coronavirus (“COVID-19”) and a significantly oversupplied crude oil market have negatively impacted and are expected to continue to negatively impact demand for our products and services, which may result in a material negative impact on our results of operations, financial position and liquidity.

The COVID-19 outbreak in the United States and globally, together with the recent significant decline in commodity prices due primarily to the recent actions of OPEC and other oil producing nations (“OPEC+”), have adversely affected, and are expected to continue to adversely affect, both the price of and demand for crude oil and the continuity of our business operations. Oil demand significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to mitigate its spread, including “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19.

In the midst of the ongoing COVID-19 pandemic, OPEC+ were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of the COVID-19 pandemic and the crude oil production increases caused the unprecedented dual impact of global oil demand decline and the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices has remained and could continue for the foreseeable future.

While the U.S. Department of Homeland Security and various local orders have identified the energy industry as critical to the U.S. infrastructure, generally allowing certain of our and our customers’ operations to continue, our operations, and those of  our customers, have been and will likely continue to be disrupted in various ways. The recent decline in commodity prices has and could continue to adversely affect the demand and pricing for our services. Customers who are experiencing significant downstream capacity and near-term storage constraint may be forced or elect to shut-in some or all of their production or delay or discontinue drilling plans, which would result in a further decline in demand for oilfield services. Additionally, demand for our services will likely be significantly affected in the event of a global recession due to the reduction in oil prices and the ongoing effects of COVID-19, with the possibility of numerous bankruptcies of E&P companies during 2020.

Additionally, in an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel. Certain travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations.

The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly impacted the value of our common stock, which may reduce our ability to access capital in the bank and capital markets, which could in the future negatively affect our liquidity. In addition, a recession or long-term market correction resulting from the COVID-19 pandemic could in the future further materially affect the value of our common stock, affect our access to capital and affect our business in the near and long-term. The borrowing base of our ABL Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. In addition, if our customers experience financial distress due to the current market conditions, they could default on their payments owed to us and create a credit risk on collecting receivables.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 and depressed crude oil prices will impact our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted.

Risks Relating to the Proposed Merger

Because the exchange ratio is fixed and will not be adjusted in the event of any change in either KLXE’s or QES’s stock price, the value of the Merger consideration is uncertain.

Upon completion of the Merger, each share of QES common stock outstanding immediately prior to the Merger, other than excluded shares, will be converted into and become exchangeable for 0.4844 shares of KLXE common stock. This exchange ratio is fixed in the Merger Agreement and will not be adjusted for changes in the market price of either KLXE common stock or QES common stock. The market prices of KLXE common stock and QES common stock have fluctuated prior to and after the date of the announcement of the Merger and will continue to fluctuate until the date the Merger is consummated, and the market price of KLXE common stock will continue to fluctuate thereafter.

KLXE stockholders will not know, or be able to determine, at the time of our annual meeting of stockholders the market value of the shares of KLXE common stock to be issued as Merger consideration to QES stockholders pursuant to the Merger Agreement compared to the market value of the shares of QES common stock that are being exchanged in the Merger.

Stock price changes may result from a variety of factors, including, among others, changes in our and QES’s respective businesses, operations and prospects, reductions or changes in U.S. government spending or budgetary policies, market assessments of the likelihood that the Merger will be completed, interest rates, general market, industry and economic conditions, such as oil prices and demand for services in the oilfield services sector, federal, state and local legislation, governmental regulation and legal developments in the industry segments in which we or QES operate, the effects of the coronavirus pandemic  (COVID-19) and governmental and business responses to the pandemic, the timing of the Merger and other factors generally affecting the respective prices of KLXE common stock or QES common stock.

Many of these factors are beyond our and QES’s control, and neither we nor QES are permitted to terminate the Merger Agreement solely due to a decline in the market price of the common stock of the other party.

The Merger may not be completed and the Merger Agreement may be terminated in accordance with its terms.

The Merger is subject to a number of conditions that must be satisfied or waived (to the extent permissible) prior to the completion of the Merger, as specified in the Merger Agreement. These conditions to the completion of the Merger, some of which are beyond the control of us and QES, may not be satisfied or waived in a timely manner or at all, and, accordingly, the Merger may be delayed or not completed. Additionally, either we or QES may terminate the Merger Agreement under certain circumstances, including, among other reasons, if the Merger is not completed by November 3, 2020. We will be required to pay to QES a termination fee of $3.0 if the Merger Agreement is terminated: (i) by QES pursuant to a change of recommendation by our Board resulting from either receipt by us of a superior offer or from certain intervening material events; or (ii) by us in order to enter into a definitive agreement with respect to a superior offer. If the Merger Agreement is terminated under certain specified circumstances, we may also be required to pay to QES an expense reimbursement of up to $1.5.

The termination of the Merger Agreement could negatively impact us.

If the Merger is not completed, our ongoing business may be adversely affected and, without realizing any of the benefits of having completed the Merger, we may experience certain negative effects, including the following:

•	we may experience negative reactions from the financial markets, including negative impacts on our stock price;
•	we may experience negative reactions from our suppliers, customers and employees;
•	we will be required to pay our costs relating to the Merger, such as financial advisory, legal and accounting costs and associated fees and expenses, whether or not the Merger is completed;
•

the Merger Agreement places certain restrictions on the conduct of our business prior to completion of the Merger and such restrictions, the waiver of which is subject to the consent of QES (not to be unreasonably withheld, conditioned or delayed), may prevent us taking certain other specified actions during the pendency of the Merger; and

•

matters relating to the Merger (including integration planning) will require substantial commitments of time and resources by our management, which could otherwise have been devoted to day-to-day operations or to other opportunities that may have been beneficial to us.

Obtaining required approvals and satisfying closing conditions may prevent or delay completion of the Merger.

The Merger is subject to a number of conditions to closing as specified in the Merger Agreement. These closing conditions include, among others, obtaining the approval of our stockholders to the issuance of KLXE common stock in the Merger and the adoption of the Merger Agreement by QES stockholders, approval for listing on Nasdaq of the shares of KLXE common stock issuable in accordance with the Merger Agreement, the absence of governmental restraints or prohibitions preventing the consummation of the Merger, the effectiveness of the registration statement on Form S-4 registering the KLXE common stock issuable pursuant to the Merger Agreement and the absence of any stop order or proceedings by the SEC with respect thereto. The obligation of each of KLXE and QES to consummate the Merger is also conditioned on, among other things, (i) the accuracy of the representations and warranties as set forth by the each party in the Merger Agreement, (ii) the performance by each party, in all material respects, of its obligations under the Merger Agreement required to be performed at or prior to the effective time of the Merger, (iii) the delivery by each party of a certificate of its chief executive officer or other senior officer certifying that the required conditions have been satisfied and (iv) QES having delivered the required payoff letter for its ABL facility and our having delivered the funds to payoff QES’s ABL facility in accordance with the payoff letter. No assurance can be given that the required stockholder consents and approvals will be obtained or that the required conditions to closing will be satisfied, and, if all required consents and approvals are obtained and the conditions are satisfied, no assurance can be given as to the terms, conditions and timing of such consents and approvals. Any delay in completing the Merger could cause us not to realize, or to be delayed in realizing, some or all of the benefits that we expect to achieve if the Merger is successfully completed within its expected time frame.

There are various provisions of the Merger Agreement and related documents that restrict our ability to seek alternative transactions or to terminate the Merger.

The Merger Agreement contains “no shop” provisions that restrict our and QES’s ability to, among other things, solicit or pursue alternative transaction proposals. There are only limited circumstances under which the Merger Agreement would permit our Board or the QES Board of Directors to withhold, withdraw, qualify or modify its recommendation in favor of the Merger. The Merger Agreement also provides that, in certain circumstances, we may owe QES a termination fee of $3.0 if the Merger Agreement is terminated.

We may be the target of securities class action and derivative lawsuits, which could result in substantial costs and may delay or prevent the Merger from being completed.

Securities class action lawsuits and derivative lawsuits are often brought against companies that have entered into merger agreements. Defending against these claims can result in substantial costs and divert management time and resources, even if the lawsuits are without merit. An adverse judgment could result in monetary damages, which could have a negative impact on our business, results of operations and financial condition. Additionally, if a plaintiff is successful in obtaining an injunction prohibiting completion of the Merger, the injunction may delay or prevent the Merger from being completed, which may adversely affect our business, results of operations and financial condition.

Until the completion of the Merger or the termination of the Merger Agreement in accordance with its terms, we are prohibited from entering into certain transactions and taking certain actions that might otherwise be beneficial to us and our stockholders.

From and after the date of the Merger Agreement and prior to completion of the Merger, the Merger Agreement restricts us from taking specified actions without the consent of QES and requires that the business of our Company and our subsidiaries be conducted in all material respects in the ordinary course of business consistent with past practice. These restrictions may prevent us from making appropriate changes to our business or organizational structure or from pursuing attractive business opportunities that may arise prior to the completion of the Merger, and could have the effect of delaying or preventing other strategic transactions. Adverse effects arising from the pendency of the Merger could be exacerbated by any delays in consummation of the Merger or termination of the Merger Agreement.

We may not be able to retain customers or suppliers, and customers or suppliers may seek to modify contractual obligations with us, either of which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us or QES.

As a result of the Merger, we may experience impacts on relationships with customers and suppliers that may harm our business and results of operations. Certain customers or suppliers may seek to terminate or modify contractual obligations following the Merger whether or not contractual rights are triggered as a result of the Merger. There can be no guarantee that customers and suppliers will remain with or continue to have a relationship with us or do so on the same or similar contractual terms following the Merger. If any customers or suppliers seek to terminate or modify contractual obligations or discontinue their relationships with us, then our business and results of operations may be harmed. Furthermore, we will not have long-term arrangements with many of our significant suppliers. If our suppliers were to seek to terminate or modify an arrangement with us, then we may be unable to procure necessary supplies from other suppliers in a timely and efficient manner and on acceptable terms, or at all.

We and QES also have contracts with vendors, landlords, licensors and other business partners that may require us or QES, as applicable, to obtain consent from these other parties in connection with the Merger. If these consents cannot be obtained, we may suffer a loss of potential future revenue, incur costs and lose rights that may be material to our business. In addition, third parties with whom we or QES currently have relationships may terminate or otherwise reduce the scope of their relationship with us or QES in anticipation of the Merger. Any such disruptions could limit our ability to achieve the anticipated benefits of the Merger. The adverse effect of any such disruptions could also be exacerbated by a delay in the completion of the Merger or by a termination of the Merger Agreement.

We may fail to realize the anticipated benefits of the Merger.

The success of the Merger will depend on, among other things, our ability to combine the KLXE and QES businesses in a manner that realizes anticipated synergies and cost savings and anticipated growth. If we are not able to successfully achieve these objectives, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected.  A variety of factors may adversely affect our ability to realize the currently expected operating synergies, savings and other benefits of the Merger.

The failure to successfully integrate the businesses and operations of KLXE and QES in the expected time frame may adversely affect our future results.

We and QES have operated and, until the completion of the Merger, will continue to operate independently. There can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key KLXE employees or key QES employees, the loss of customers, the disruption of our or QES’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

Furthermore, the Board and our executive leadership will consist of former directors from each of KLXE and QES and former executive officers from QES. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

Risks Related to the Proposed Reverse Stock Split

Our proposed reverse stock split may not increase our stock price over the long-term.

We are proposing to our stockholders a reverse stock split. One of the purposes of the proposed reverse stock split is to increase the per-share market price of our common stock in order to comply with the continued listing requirements of Nasdaq. It cannot be assured, however, that the proposed reverse stock split will accomplish this objective for any meaningful period of time. While it is expected that the reduction in the number of outstanding shares of our common stock will proportionally increase the market price of our common stock, it cannot be assured that the proposed reverse stock split will result in any permanent or sustained increase in the market price of our common stock following the effective time of the Merger, which is dependent upon many factors, including our business and financial performance, general market conditions and prospects for future success. Thus, while our stock price might meet the continued listing requirements of Nasdaq, it cannot be assured that it will continue to do so.

The proposed reverse stock split may decrease the liquidity of KLXE’s common stock.

Although the Board believes that the anticipated increase in the market price of our common stock could encourage interest in our common stock and possibly promote greater liquidity for our stockholders, such liquidity could also be adversely affected by the reduced number of shares outstanding after the proposed reverse stock split. The reduction in the number of outstanding shares may lead to reduced trading and a smaller number of market makers for our common stock.

The proposed reverse stock split may lead to a decrease in our overall market capitalization.

Should the market price of our common stock decline after the proposed reverse stock split, the percentage decline may be greater, due to the smaller number of shares outstanding, than it would have been prior to the proposed reverse stock split. The reverse stock split may be viewed negatively by the market and, consequently, may lead to a decrease in our overall market capitalization. If the per share market price does not increase in proportion to the proposed reverse stock split ratio, then the value of the Company, as measured by its stock market capitalization, will be reduced. In some cases, the per-share stock price of companies that have effected reverse stock splits subsequently declined back to pre-reverse split levels, and accordingly, it cannot be assured that the total market value of our common stock will remain the same after the proposed reverse stock split is effected, or that the proposed reverse stock split will not have an adverse effect on the stock price of our common stock due to the reduced number of shares outstanding after the proposed reverse stock split.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Share Repurchases

($ in Millions, Except Shares and Per Share Data)

The following table presents the total number of shares of our common stock that we repurchased during the three months ended April 30, 2020:

Period	Total number of shares purchased[1]	Average price paid per share[2]	Total number of shares purchased as part of publicly announced plans or programs[3]	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2020 - February 29, 2020	—	$—	—	$48.9
March 1, 2020 - March 31, 2020	209,789	1.34	209,789	48.6
April 1, 2020 - April 30, 2020	39,862	1.12	—	48.6
Total	249,651		209,789

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

ITEM 6. EXHIBITS

Exhibit 10 – Material Contracts

10.1

Letter Agreement, dated as of April 27, 2020, between KLX Energy Services Holdings, Inc. and John T. Collins (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4 (File No. 333-238870) filed with the SEC on June 2, 2020)*

10.2

Separation and Mutual Release, dated as of April 19, 2020, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4 (File No. 333-238870) filed with the SEC on June 2, 2020)*

10.3

Amended and Restated Consulting Agreement, dated of as of April 19, 2020, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4 (File No. 333-238870) filed with the SEC on June 2, 2020)*

10.4

Employment Agreement, dated as of April 19, 2020, between Thomas P. McCaffrey and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.17 to the Company’s Registration Statement on Form S-4 (File No. 333-238870) filed with the SEC on June 2, 2020)*

10.5

Separation and General Release Agreement, dated as of April 11, 2020, between Gary J. Roberts and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4 (File No. 333-238870) filed with the SEC on June 2, 2020)*

Exhibit 31 – Rule 13a-14(a)/15d-14(a) Certifications

31.1	Certification of Chief Executive Officer and Chief Financial Officer**

Exhibit 32 – Section 1350 Certifications

32.1	Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350**

Exhibit 101 – Interactive Data Files

101.INS	XBRL Instance Document**

101.SCH	XBRL Taxonomy Extension Schema Document**

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**

*Management contract or compensatory plan.

**Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

Date: June 5, 2020	By:	/s/ Thomas P. McCaffrey
Thomas P. McCaffrey
President, Chief Executive Officer and Chief Financial Officer

/s/ Heather Floyd
Heather Floyd
Vice President – Finance, Corporate Controller and Chief Accounting Officer