Form 10-Q
period 2020-07-31
KLX Energy Services Holdings, Inc.
filed 2020-09-08
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2020

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38609
 KLX Energy Services Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4904146
(State of Incorporation)	(I.R.S. Employer Identification No.)

1415 Louisiana Street, Suite 2900
Houston, Texas 77002
(832) 518-4094

(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

1300 Corporate Center Way
Wellington, Florida 33414
(561) 383-5100

(Former name, former address and former fiscal year, if changed since last report)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	KLXE	The Nasdaq Global Select Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The registrant has one class of common stock, $0.01 par value, of which 8,401,500 shares were outstanding as of September 3, 2020.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares)
(Unaudited)

	July 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$98.5	$123.5
Accounts receivable–trade, net of allowance of $5.1 and $12.9	40.5	79.2
Inventories, net	26.7	12.0
Other current assets	13.8	13.8
Total current assets	179.5	228.5
Property and equipment, net	234.1	306.8
Goodwill	—	28.3
Intangible assets, net	2.6	45.8
Other assets	8.9	14.0
Total assets	$425.1	$623.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$33.1	$31.4
Accrued interest	7.2	7.2
Accrued liabilities	33.8	26.2
Total current liabilities	74.1	64.8
Long-term debt	243.4	243.0
Deferred income taxes	0.1	—
Other non-current liabilities	7.8	3.4
Commitments, contingencies and off-balance sheet arrangements
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 8.5 and 5.0 issued (1)	0.1	0.1
Additional paid-in capital	468.0	416.6
Treasury stock, at cost, 0.1 shares and 0.1 shares (1)	(4.0)	(3.6)
Accumulated deficit	(364.4)	(100.9)
Total stockholders’ equity	99.7	312.2
Total liabilities and stockholders' equity	$425.1	$623.4
(1) Common stock and treasury stock were retroactively adjusted for the Company's 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenues	$36.2	$164.9	$119.2	$310.7
Costs and expenses:
Cost of sales	48.1	129.4	140.3	248.3
Selling, general and administrative	41.8	23.7	59.2	47.5
Research and development costs	0.2	0.8	0.5	1.5
Goodwill and long-lived asset impairment charge	—	—	208.7	—
Bargain purchase gain	41.1	—	41.1	—
Operating (loss) earnings	(12.8)	11.0	(248.4)	13.4
Non-operating expense:
Interest expense, net	7.6	7.4	15.0	14.5
(Loss) earnings before income tax	(20.4)	3.6	(263.4)	(1.1)
Income tax expense	—	0.1	0.1	0.4
Net (loss) earnings	$(20.4)	$3.5	$(263.5)	$(1.5)

Net (loss) earnings per share - basic (1)	$(4.12)	$0.78	$(55.00)	$(0.34)
Net (loss) earnings per share - diluted (1)	$(4.12)	$0.78	$(55.00)	$(0.34)
(1) Basic and diluted net (loss) earnings per share were retroactively adjusted for the Company’s 1-for-5 Reverse Stock
Split effective July 28, 2020. See Note 1.

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Three and Six Months Ended July 31, 2020 and 2019
(In millions of U.S. dollars)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	5.0	$0.1	$416.6	$(3.6)	$(100.9)	$312.2
Restricted stock, net of forfeitures	—	—	(0.7)	—	—	(0.7)
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Red Bone acquisition price shares reserved	0.1	—	—	—	—	—
Net loss	—	—	—	—	(243.1)	(243.1)
Balance at April 30, 2020	5.1	0.1	415.9	(3.9)	(344.0)	68.1
Restricted stock, net of forfeitures	—	—	17.4	(0.1)	—	17.3
QES acquisition price shares issuance	3.4	—	34.7	—	—	34.7
Net loss	—	—	—	—	(20.4)	(20.4)
Balance at July 31, 2020	8.5	$0.1	$468.0	$(4.0)	$(364.4)	$99.7

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	4.5	$—	$345.2	$—	$(4.5)	$340.7
Restricted stock, net of forfeitures	—	—	4.4	—	—	4.4
Tecton acquisition price shares issuance	0.1	—	12.1	—	—	12.1
Red Bone acquisition price shares reserved	—	—	36.4	—	—	36.4
Tecton acquisition shares escrowed	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	(5.0)	(5.0)
Balance at April 30, 2019	4.6	—	398.1	(1.4)	(9.5)	387.2
Sale of stock under employee stock purchase plan	—	—	0.9	—	—	0.9
Restricted stock, net of forfeitures	—	—	4.5	—	—	4.5
Red Bone acquisition price shares issuance	0.1	—	—	—	—	—
Net earnings	—	—	—	—	3.5	3.5
Balance at July 31, 2019	4.7	$—	$403.5	$(1.4)	$(6.0)	$396.1

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended
	July 31, 2020	July 31, 2019
Cash flows from operating activities:
Net loss	$(263.5)	$(1.5)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	29.1	31.3
Goodwill and long-lived asset impairment charge	208.7	—
Non-cash compensation	16.7	9.1
Amortization of deferred financing fees	0.6	0.5
Provision for inventory reserve	1.4	0.7
Change in allowance for doubtful accounts	(7.8)	1.8
Loss on disposal of property, equipment and other	0.7	1.4
Bargain purchase gain	(41.1)	—
Changes in operating assets and liabilities:
Accounts receivable	58.8	(26.5)
Inventories	(2.2)	1.4
Other current and non-current assets	6.0	0.6
Accounts payable	(22.2)	(0.2)
Other current and non-current liabilities	(0.7)	(6.7)
Net cash flows (used in) provided by operating activities	(15.5)	11.9
Cash flows from investing activities:
Purchases of property and equipment	(8.5)	(56.8)
Proceeds from sale of property and equipment	0.4	0.3
Acquisitions, net of cash acquired	(1.0)	(27.6)
Net cash flows used in investing activities	(9.1)	(84.1)
Cash flows from financing activities:
Purchase of treasury stock	(0.4)	—
Cash proceeds from stock issuance	—	0.8
Net cash flows (used in) provided by financing activities	(0.4)	0.8
Net decrease in cash and cash equivalents	(25.0)	(71.4)
Cash and cash equivalents, beginning of period	123.5	163.8
Cash and cash equivalents, end of period	$98.5	$92.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.3	$1.0
Interest	14.6	14.7
Supplemental schedule of non-cash activities:
Issuance of common stock and stock based payments for QES acquisition	$34.7	$—
Change in deposits on capital expenditures	(5.4)	(4.5)
Accrued capital expenditures	1.2	8.4

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – In millions of U.S. dollars)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE” or “KLX Energy Services”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for the most technically demanding wells in over 60 service and support facilities located in the United States.

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include directional drilling, pressure control, wireline, coiled-tubing, rig-assisted snubbing, fluid pumping, flowback, testing, fishing and well control services. KLXE’s primary rentals and products include hydraulic fracturing stacks, blow out preventers, downhole tools, dissolvable plugs and accommodation units.

On July 24, 2020, the KLXE stockholders approved an amendment to the amended and restated certificate of incorporation of KLXE (the “Reverse Stock Split Amendment”) to effect a reverse stock split of KLXE common stock at a ratio within a range of 1-for-5 and 1-for-10 (the “Reverse Stock Split”), as determined by KLXE’s board of directors (the “Board”). The Board subsequently resolved to implement the Reverse Stock Split at a ratio of 1-for-5.

On July 28, 2020, KLX Energy Services, Krypton Intermediate, LLC, an indirect wholly owned subsidiary of KLXE, Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE (“Merger Sub”), and Quintana Energy Services Inc. (“QES”), completed the previously announced acquisition of QES, by means of a merger of Merger Sub with and into QES, with QES surviving the merger as a subsidiary of KLXE (the “Merger”). On July 28, 2020, immediately prior to the consummation of the Merger, the Reverse Stock Split Amendment became effective and thereby effectuated the 1-for-5 Reverse Stock Split of the Company’s issued and outstanding common stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year 2020 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s Annual Report on Form 10-K for the fiscal year ended January 31, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements present the combined KLXE and QES’s financial position as of July 31, 2020, and includes QES’s results for the final three days of the Company's second fiscal quarter, July 29, 2020 through July 31, 2020.
NOTE 2 - Recent Accounting Pronouncements

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments in this ASU are effective for all entities, if elected, through December 31, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify aspects of income tax approach for intraperiod tax allocations when there is a loss from continuing operations and income or a gain from other items, and to provide a general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Topic 740 also provides guidance to simplify how an entity recognizes a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and evaluations of when step ups in the tax basis of goodwill should be considered part of a business combination. Companies should also reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance is effective for the Company for the fiscal year beginning February 1, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (“Topic 230”): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions, and separately identifiable cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied retrospectively. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements as the Company’s condensed consolidated statements of cash flows are not affected by the eight issues listed above.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of July 31, 2020 had a third-party accounts receivable balance, net of allowance, of $40.5. Topic 326 is not expected to have a material impact on the Company's condensed consolidated balance sheets or its condensed consolidated statements of operations.

In February 2016, FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. The guidance under Topic 842 is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Earlier adoption is permitted. To assess the impact of this guidance, the Company has established a cross functional implementation project team and is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard. The Company is in the process of developing its new accounting policies and determining the potential aggregate impact this guidance is likely to have on its financial statements as of its adoption date.
NOTE 3 - Business Combinations

QES Merger

On July 28, 2020, the Company completed the Merger with QES, a diversified provider of oilfield services to onshore oil and natural gas E&P     companies operating in the United States. The Merger purchase price was approximately $44.4 with cash paid to settle QES debt, comprised of 3.4 shares of the Company’s common stock. Based on the Company’s preliminary purchase price allocation, the purchase price was less than the fair value of the identifiable assets acquired, which resulted in a $41.1 bargain purchase gain being recorded on the condensed consolidated statements of operations for the three and six months ended July 31, 2020. In connection with the closing of the Merger, $9.7 in outstanding borrowings and associated fees and expenses of QES's five-year asset-based revolving credit agreement (the “QES ABL Facility”) were paid off. In addition, the Company assumed certain QES compensation agreements, including restricted stock units ("RSU"), with an estimated fair value of $2.0. Based on the service period related to the period prior to the acquisition date, $0.4 was allocated to the purchase price, and $1.6 relating to post-acquisition services will be recorded as operating expenses over the remaining requisite service periods. RSUs were valued based on the July 28, 2020 grant date.

The Merger was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company's acquisition have been prepared on a preliminary basis with information currently available and are subject to change. The Company expects to finalize its analysis during fiscal 2020. The following table summarizes the fair values of assets acquired and liabilities assumed in the Merger in accordance with ASC 805:

QES
Cash	$8.7
Accounts receivable-trade	12.2
Inventories	14.0
Other current and non-current assets	6.4
Property and equipment	84.0
Accounts payable	(27.2)
Other current and non-current liabilities	(12.6)
Bargain purchase	(41.1)
Total purchase price (1)	$44.4
(1) The total consideration transferred of $44.4 includes a cash transfer of $9.7 to pay off a QES ABL Facility.

The amount of QES revenues and operating loss included in the Company's results was approximately $0.7 and $2.2 for both the three and six months ended July 31, 2020, respectively.

Unaudited Supplemental Pro Forma Information

The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from the Merger.

On a pro forma basis to give effect to the Merger, as if it occurred on February 1, 2019, revenues, net loss and loss per diluted share for the three and six months ended July 31, 2020 and 2019 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenues	$54.5	$292.5	$212.7	$572.9
Net loss	54.8	4.4	317.8	18.9
Loss per diluted share	6.52	0.56	38.76	2.42

2019 Acquisitions

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a provider of flowback and production testing services, operating primarily in the Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a provider of fishing and thru-tubing services in the Mid-Continent. The aggregate acquisition price of the acquisitions was approximately $74.6, comprised of approximately $47.0 in shares of the Company’s common stock issuable over time at a fixed price and approximately $27.6 in cash to the sellers and for the retirement of debt. Based on the Company’s final purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $51.2, of which $19.4 was allocated to identifiable intangible assets consisting of customer contracts and relationships and covenants not to compete, and $31.8 was allocated to goodwill. The useful life assigned to the customer contracts and relationships is 10 years, and the covenants not to compete are being amortized over their contractual periods of 1.5 - 3 years for Tecton and Red Bone.

The Tecton and Red Bone acquisitions were accounted for as purchases under ASC 805. The results of operations for the acquisitions are included in the accompanying condensed consolidated statements of operations from the respective dates of acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed in the Tecton and Red Bone acquisitions in accordance with ASC 805:

	Tecton	Red Bone
Accounts receivable-trade	$2.1	$7.2
Inventories	—	2.7
Other current and non-current assets	0.2	—
Property and equipment	2.8	23.6
Goodwill	15.0	16.8
Identified intangibles	6.2	13.2
Accounts payable and accrued liabilities	(2.1)	(4.2)
Other current and non-current liabilities	(1.6)	(7.3)
Total consideration paid	$22.6	$52.0

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

On a pro forma basis to give effect to the Tecton and Red Bone acquisitions, as if they occurred on February 1, 2019, revenues, net earnings (loss) and earnings (loss) per diluted share for the three and six months ended July 31, 2019 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
	July 31, 2019	July 31, 2019
Revenues	$164.9	$318.4
Net earnings (loss)	3.5	(1.0)
Earnings (loss) per diluted share	0.16	(0.05)

NOTE 4 - Inventories
Inventories consisted of the following:

	July 31, 2020	January 31, 2020
Supplies	$14.3	$5.6
Plugs	6.4	6.1
Consumables	6.2	1.0
Work-in-progress	—	0.2
Other	2.3	0.6
Total inventories	$29.2	$13.5

Inventories, which consist of finished goods, primarily include packers, plugs and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $2.5 and $1.5 as of July 31, 2020 and January 31, 2020, respectively.
NOTE 5 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			July 31, 2020	January 31, 2020
Land, buildings and improvements	1	—	40	$44.0	$38.2
Machinery	1	—	20	229.4	257.9
Furniture and equipment	1	—	15	178.5	216.7
Total property and equipment				451.9	512.8
Less accumulated depreciation				217.8	206.0
Property and equipment, net				$234.1	$306.8

Depreciation expense was $10.1 and $15.4 for the three months ended July 31, 2020 and 2019, respectively and $25.3 and $29.4 for the six months ended July 31, 2020 and 2019, respectively.

Assets Held for Sale

As of July 31, 2020, the Company's condensed consolidated balance sheet includes assets classified as held for sale of $3.5. The assets held for sale are reported within other current assets on the condensed consolidated balance sheet and represent the value of two operational facilities. In light of the current market environment, the Company has consolidated operations within certain geographies rendering these locations unnecessary to support the efficient operations of the Company. These assets are being actively marketed for sale as of July 31, 2020 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 6 - Goodwill and Intangible Assets, Net

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		July 31, 2020			January 31, 2020
	Useful Life (Years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships (1)	10	$5.7	$3.1	$2.6	$43.0	$2.4	$40.6
Covenants not to compete	1.5 - 3	0.5	0.5	—	4.7	1.9	2.8
Developed technologies	15	—	—	—	3.3	0.9	2.4
Total intangible assets		$6.2	$3.6	$2.6	$51.0	$5.2	$45.8
(1) The customer contracts and relationships intangible asset's useful life was reduced from 20 to 10 years as of July 31,
2020.

Amortization expense associated with intangible assets was $2.8 and $1.1 for the three months ended July 31, 2020 and 2019, respectively, and $3.8 and $1.9 for the six months ended July 31, 2020 and 2019, respectively. Due to the accelerated amortization of intangible assets, the Company does not expect to recognize future material amortization expense related to intangible assets. During the three months ended July 31, 2020, accelerated amortization of $2.7 was recognized related to the Company's customer contracts and relationships long-lived intangible. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which has continued into 2020. During the first quarter of 2020, the novel coronavirus ("COVID-19") pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures. The combination of the COVID-19 pandemic and supply concerns has driven a steep drop in oil prices, leading to decreases in demand for the Company's services and lower current and expected revenues for the Company.

Based on the impairment indicators above, the Company performed a long-lived asset impairment analysis during the three months ended April 30, 2020, and concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to identified intangible assets and $141.2 related to property and equipment, which is included in the condensed consolidated statements of operations for the six months ended July 31, 2020. This charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively.

Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, weighted average cost of capital, terminal growth rates, future market share and future market conditions, among others. The Company's cash flow projections were a significant input into the April 30, 2020 fair values. See Note 9 for additional information regarding the fair value determination. If the Company continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the Company’s long-lived assets.

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 9 for additional information regarding the fair value determination. The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the condensed consolidated statements of operations for the six months ended July 31, 2020. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of July 31, 2020. No additional goodwill impairment tests were performed in the second quarter of 2020 because the full value of goodwill was impaired during the first quarter.

During the second quarter 2020, review of the customer relationship intangible assets, an analysis of the future contributions to revenue from these customers resulted in forecast declines of approximately 50%. As a result of our review, we recognized a charge of $2.7 reflecting accelerated amortization to reduce the carrying value of our customer relationships intangible was recorded. The accelerated amortization charge is included in the condensed consolidated statements of operations for the three and six months ended July 31, 2020.
NOTE 7 - Accrued Liabilities

Accrued liabilities consisted of the following:

	July 31, 2020	January 31, 2020
Accrued salaries, vacation and related benefits	$18.8	$13.9
Accrued property taxes	4.5	2.3
Accrued incentive compensation	0.8	2.3
Other accrued liabilities	9.7	7.7
Total accrued liabilities	$33.8	$26.2

NOTE 8 - Long-Term Debt

As of July 31, 2020, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of July 31, 2020 was $243.4.

As of July 31, 2020, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

Borrowings under the ABL Facility bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). There were no outstanding amounts under the ABL Facility as of July 31, 2020.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of July 31, 2020. Availability under the ABL Facility was $14.9 and $60.0 as of July 31, 2020 and January 31, 2020, respectively. The decrease in availability during the during the six months ended July 31, 2020 is primarily related to lower levels of activity and correspondingly lower levels of accounts receivable at July 31, 2020.

Letters of credit outstanding under the ABL Facility equaled an aggregate of $6.3 at July 31, 2020.

NOTE 9 - Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of July 31, 2020. The fair value of the Company’s Notes, based on market prices for publicly traded debt, which the Company classifies as Level 2 inputs, was $125.0 and $202.5 as of July 31, 2020 and January 31, 2020, respectively.

During the six months ended July 31, 2020, goodwill and long-lived assets, including certain property and equipment and purchased intangibles subject to amortization, were impaired as a result of a first quarter 2020 interim goodwill and long-lived asset impairment tests. The goodwill Level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, both of which were unobservable. The long-lived asset Level 3 fair value was determined using the discounted cash flow analysis using the market and income approaches, both of which were unobservable.

Fair value is measured as of the impairment date. The following table summarizes the related post-impairment fair values of the corresponding assets.

	July 31, 2020	January 31, 2020
	Fair Value (1)	Carrying Value
Property and equipment, net	$52.8	$194.0
Goodwill	—	28.3
Intangible assets	—	39.2
	$52.8	$261.5

(1) See Note 6 for a discussion of the changes in goodwill and long-lived asset values due to impairment charges recorded during the six months ended July 31, 2020.
NOTE 10 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

Environmental Regulations & Liabilities

The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. The Company continues to monitor the status of these laws and regulations. However, the Company cannot predict the future impact of such laws and regulations, as well as standards and requirements, on its business, which are subject to change and can have retroactive effectiveness. Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect on its condensed consolidated financial statement position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the future to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions which may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Litigation

During the year ended January 31, 2020, the Company discovered a credit card theft of approximately $2.6 (which is included in cost of sales for the year ended January 31, 2020) and promptly reported the theft to its insurers and law enforcement. The Company has also filed suit against several third parties to recover damages related to the theft. While the Company cannot reasonably determine the outcome of this litigation at this time, it believes its insurance coverage will be available to recover some or all of this loss after the appropriate legal proceedings have concluded. The Company implemented additional expenditure controls to reduce the likelihood of similar thefts in the future, such as daily limits on all fuel cards and additional credit card activity reviews by management.

On June 9, 2020, a putative class action was filed by a purported KLXE stockholder in the United States District Court for the District of Delaware, captioned Eric Sabatini v. KLX Energy Services Holdings, Inc., et. al. (the “Sabatini Complaint”). On June 18, 2020, an individual action was filed by a purported KLXE stockholder in the United States District Court for the Southern District of New York, captioned Joey Zurchin v. KLX Energy Services Holdings, Inc., et. al. (the “Zurchin Complaint”). On June 24, 2020 an individual action was filed by a purported KLXE stockholder in the United States District Court for the District of Colorado, captioned David Cajiuat v. KLX Energy Services Holdings, Inc., et. al. (the “Cajiuat Complaint” and, together with the Sabatini Complaint and the Zurchin Complaint, the “KLXE Complaints”). The plaintiff in the Sabatini Complaint purported to bring the litigation as a securities class action on behalf of the public stockholders of KLXE. The Sabatini Complaint named as defendants KLXE, the KLXE Board, certain of KLXE’s subsidiaries and QES; the Zurchin complaint named as defendants KLXE and the KLXE Board; and the Cajiuat complaint named as defendants KLXE and the KLXE Board. The KLXE Complaints alleged violations of Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, as well as, in the case of the individual defendants, QES and KLXE’s subsidiaries named as defendants, the control person provisions of the Exchange Act. The Zurchin Complaint also alleged, in the case of the individual defendants, breach of the duty of candor/disclosure under state law. The KLXE Complaints alleged that the Company's registration statement on Form S-4, originally filed on June 2, 2020 (the "Registration Statement"), omitted material information with respect to the Merger, which rendered the Registration Statement false and misleading. In particular, the KLXE Complaints alleged, among other things, that the Registration Statement omitted details with respect to information regarding KLXE’s and QES’s financial projections, the analyses performed by Goldman Sachs Group Inc. ("Goldman Sachs"), in the case of the Sabatini Complaint, any prior work performed by Goldman Sachs for QES and, in the case of the Cajiuat Complaint, the sales process leading up to the Merger. The KLXE Complaints sought to enjoin the defendants from proceeding with the Merger, awards of the plaintiffs’ costs of the action, including attorneys’ and experts’ fees, and such other and further relief as the court may have deemed just and proper. In addition, each of the Sabatini Complaint and the Cajiuat Complaint sought rescission of the Merger or rescissory damages if the Merger was consummated and a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and the Sabatini Complaint sought an order directing the defendants to disseminate a registration statement that is free from material misstatement and omissions. The KLXE Complaints were subsequently voluntarily dismissed by the claimants.

On June 12, 2020, an action was filed by a purported QES stockholder in the United States District Court for the Southern District of New York, captioned Charles Matey v. Quintana Energy Services Inc., et. al. (the “Matey Complaint”). On June 19, 2020 an action was filed by a purported QES stockholder in the United States District Court for the Southern District of New York captioned Matthew Wilking v. Quintana Energy Services Inc., et. al. (the “Wilking Complaint” and, together with the Matey Complaint, the “QES Complaints”).The QES Complaints named as defendants QES and the QES Board. The QES Complaints alleged violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as, in the case of the individual defendants, the control person provisions of the Exchange Act. The QES Complaints alleged that the Registration Statement misrepresented or omitted material information with respect to the Merger, which rendered the Registration Statement false and misleading. In particular, the QES Complaints alleged, among other things, that the Registration Statement: (a) contained material misrepresentations and omissions regarding QES’s financial projections, Tudor, Pickering, Holt & Co.’s opinion, and, in the case of the Matey Complaint, Goldman Sachs’ opinion; and (b) failed to disclose, in the case of the Matey Complaint, the consideration that QES provided to Company A for entering into the exclusivity agreement executed on or about March 3, 2020 and, in the case of the Wilking Complaint, whether QES entered into a confidentiality agreement with Company A, and whether any such confidentiality agreement included a standstill provision. The QES Complaints sought to enjoin the defendants from proceeding with the Merger, an order directing the defendants to disseminate an amendment to the Registration Statement that is free from material misstatement and omissions, in the case of the Matey Complaint, unspecified damages, an award of the plaintiff’s costs of the action, including attorneys’ and experts’ fees, and such other and further relief as the court may deem just and proper. The QES Complaints were subsequently voluntarily dismissed by claimants.

On September 4, 2020, KLXE and QES signed a memorandum of understanding with all plaintiffs and agreed on the settlement of the KLXE Complaints and QES Complaints as relates to the respective mootness fee claims for an immaterial amount.

The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s condensed consolidated financial statements.

Indemnities, Commitments and Guarantees

During its ordinary course of business, the Company has made certain indemnities, commitments and guarantees under which it may be required to make payments in relation to certain transactions. These indemnities include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease, as well as indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies, and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments the Company could be obligated to make. However, the Company is unable to estimate the maximum amount of liability related to its indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Management believes that any liability for these indemnities, commitments and guarantees would not be material to the accompanying condensed consolidated financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

NOTE 11 - Accounting for Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which the compensation committee of the Board (the "Compensation Committee") has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards. Compensation cost for the LTIP grants is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Compensation cost recognized during the three and six months ended July 31, 2020 and 2019 related to grants of restricted stock granted or approved by the Company’s Compensation Committee. Certain grants of restricted stock to directors and management accelerated in connection with the Merger on July 28, 2020, resulting in approximately $15.1 of stock-based compensation expense during the three months ended July 31, 2020. As a result, stock-based compensation was $17.4 and $4.6 for the three months ended July 31, 2020 and 2019, respectively and $16.7, and $9.0 for the six months ended July 31, 2020 and 2019, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $6.0 at July 31, 2020.

As of the date of the QES acquisition, all unvested QES restricted stock unit awards were converted into replacement KLXE restricted stock unit awards. Approximately 2.0 shares of QES common stock subject to awards outstanding was converted to 0.2 shares of common stock assumed by KLXE.

The Company also has a qualified Employee Stock Purchase Plan (the “ESPP”), the terms of which allow for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Because the ESPP did not have enough shares reserved to satisfy outstanding options to purchase during the offering period ending June 30, 2020, the Company refunded participants’ contributions. In addition, the Company agreed with QES to suspend the ESPP for the Merger. As a result, compensation cost was $0.0 and immaterial for the three months ended July 31, 2020 and 2019, respectively, and $0.0 and $0.1 for the six months ended July 31, 2020 and 2019, respectively. The Company's shareholders approved an amendment to the ESPP at the Company's annual meeting on July 24, 2020, for an increase of 300,000 shares to the ESPP's share reserve.
NOTE 12 - Income Taxes

Income tax expense was $0.0 and $0.1 for the three and six months ended July 31, 2020, respectively, and was comprised primarily of state and local taxes, compared to $0.1 and $0.4 for the three and six months ended July 31, 2019, respectively. Because the Company has a valuation allowance against its deferred tax balances, it was unable to recognize a tax benefit at the federal statutory rate of 21% on its year to date losses.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has deferred the employer portion of FICA tax payments of $1.3 as of July 31, 2020. This deferral is included in other non-current liabilities on the condensed consolidated balance sheet. These payments are due in two installments: half on December 31, 2021 and half on December 31, 2022. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 13 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company’s chief operational decision-making group (“CODM”), the President and Chief Executive Officer, and the Chief Financial Officer. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and operating (losses) earnings by reportable segment:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Revenues
Southwest	$4.2	$53.3	$28.6	$111.3
Rocky Mountains	18.0	63.5	51.8	112.1
Northeast/Mid-Con	14.0	48.1	38.8	87.3
Total revenues	36.2	164.9	119.2	310.7
Operating (loss) earnings(1)(2)
Southwest	(11.1)	(1.6)	(111.5)	(5.6)
Rocky Mountains	(25.6)	8.7	(63.4)	11.6
Northeast/Mid-Con	(17.2)	3.9	(114.6)	7.4
Bargain purchase gain	41.1	—	41.1	—
Total operating (loss) earnings	(12.8)	11.0	(248.4)	13.4
Interest expense, net	7.6	7.4	15.0	14.5
(Loss) earnings before income taxes	$(20.4)	$3.6	$(263.4)	$(1.1)
(1) Operating (loss) earnings include an allocation of employee benefits and general and administrative costs primarily based on each segment’s percentage of total revenues for the three and six months ended July 31, 2020 and 2019.
(2) Operating loss for the six month period ended July 31, 2020 includes a goodwill and long-lived asset impairment charge of $208.7, of which $91.3 was attributable to the Southwest segment, $28.3 was attributable to the Rocky Mountains segment and $89.1 was attributable to the Northeast/Mid-Con segment.

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	July 31, 2020				July 31, 2019
	Southwest	Rocky Mountains	Northeast /Mid-Con	Total	Southwest	Rocky Mountains	Northeast /Mid-Con	Total
Completion revenues	$1.6	$11.5	$8.8	$21.9	$38.0	$37.5	$20.0	$95.5
Production revenues	1.2	3.1	2.5	6.8	5.5	13.0	10.1	28.6
Intervention revenues	1.4	3.4	2.7	7.5	9.8	13.0	18.0	40.8
Total revenues	$4.2	$18.0	$14.0	$36.2	$53.3	$63.5	$48.1	$164.9

	Six Months Ended
	July 31, 2020				July 31, 2019
	Southwest	Rocky Mountains	Northeast /Mid-Con	Total	Southwest	Rocky Mountains	Northeast /Mid-Con	Total
Completion revenues	$17.6	$31.3	$22.9	$71.8	$78.6	$65.0	$38.3	$181.9
Production revenues	4.1	10.6	6.2	20.9	12.7	23.5	22.4	58.6
Intervention revenues	6.9	9.9	9.7	26.5	20.0	23.6	26.6	70.2
Total revenues	$28.6	$51.8	$38.8	$119.2	$111.3	$112.1	$87.3	$310.7

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Southwest	$1.1	$9.6	$2.6	$15.0
Rocky Mountains	1.9	11.2	4.1	22.7
Northeast/Mid-Con	0.7	6.4	1.8	19.1
Total capital expenditures	$3.7	$27.2	$8.5	$56.8

Capital expenditures for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total capital expenditures.

The following table presents total assets by reportable segment:

	July 31, 2020 (1)	January 31, 2020
Southwest	$96.6	$203.6
Rocky Mountains	266.6	233.5
Northeast/Mid-Con	61.9	186.3
Total assets	$425.1	$623.4
(1) See Note 6 for a discussion of the goodwill and long-lived asset impairment charge recorded during the six months ended July 31, 2020.

Assets for the administrative office and functions have been allocated to the above segments based on each segment’s percentage of total assets.

The following table presents total goodwill by reportable segment:

	July 31, 2020	January 31, 2020
Southwest	$—	$—
Rocky Mountains(1)	—	28.3
Northeast/Mid-Con	—	—
Total goodwill	$—	$28.3
(1) See Note 6 for a discussion of the goodwill impairment charge recorded during the six months ended July 31, 2020.
NOTE 14 - Net (Loss) Earnings Per Common Share

On July 28, 2020, immediately prior to consummation of the Merger, the Reverse Stock Split Amendment became effective and thereby effectuated the 1-for-5 Reverse Stock Split of the Company's issued and outstanding common stock.

Basic net loss per common share is computed using the weighted average common shares outstanding during the period and includes 83,333 shares of KLXE common stock to effect the Red Bone acquisition, which will be issued in September 2020. Such shares are included in the computation of basic weighted average common shares from the date of the acquisition. Diluted net loss per common share is computed by using the weighted average common shares outstanding including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended July 31, 2020 and 2019, 0.7 and 0.4 shares of the Company’s common stock, respectively, and for the six months ended July 31, 2020 and 2019, 0.7 and 0.5 shares, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and six months ended July 31, 2020 and 2019 are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2020	July 31, 2019	July 31, 2020	July 31, 2019
Net (loss) earnings	$(20.4)	$3.5	$(263.5)	$(1.5)
(Shares in millions) (2)
Basic weighted average common shares	5.0	4.5	4.8	4.4
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	5.0	4.5	4.8	4.4

Basic net (loss) earnings per common share (1) (2)	$(4.12)	$0.78	$(55.00)	$(0.34)
Diluted net (loss) earnings per common share (1) (2)	$(4.12)	$0.78	$(55.00)	$(0.34)
(1) On July 28, 2020, each issued and outstanding share of QES common stock was automatically converted into the right to receive 0.0969 shares of KLXE common stock, which reflects adjustment for the 1-for-5 Reverse Stock Split of the KLXE common stock effected immediately prior to the consummation of the Merger.

(2) Shares and per share data have been retroactively adjusted to reflect the Company's 1-for-5 Reverse Stock Split effective
July 28, 2020.
FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a "safe harbor" for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. When used in this Quarterly Report, the words "believe," "expect," "plan," "intend," "anticipate," "estimate," "predict," "potential," "continue," "may," "might," "should," "could," "will" or the negative of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the U.S. Securities and Exchange Commission (the "SEC"), in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, in our Quarterly Report on Form 10-Q for the quarter ended April 30, 2020 and in this Quarterly Report, including the following factors:

•	the extraordinary market environment and impacts resulting from the COVID-19 pandemic and related swift and material decline in global crude oil demand and crude oil prices;

•	uncertainty regarding our future operating results;

•
our ability to successfully integrate the assets and operations that we acquired in connection with our acquisition of Quintana Energy Services Inc. and its affiliates (“QES”) and to realize anticipated revenues, cost savings or other anticipated benefits of such acquisition;

•	regulation of and dependence upon the energy industry;

•	the cyclical nature of the energy industry;

•	market prices for fuel, oil and natural gas;

•	our ability to maintain acceptable pricing for our services;

•	competitive conditions;

•	legislative or regulatory changes and potential liability under federal and state laws and regulations;

•	decreases in the rate at which oil or natural gas reserves are discovered or developed;

•	the impact of technological advances on the demand for our products and services;

•	delays of customers obtaining permits for their operations;

•	hazards and operational risks that may not be fully covered by insurance;

•	the write-off of a significant portion of intangible assets;

•	the need to obtain additional capital or financing, and the availability and/or cost of obtaining such capital or financing;

•	limitations that our organizational documents, debt instruments and U.S. federal income tax requirements may have on our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock;

•	general economic conditions;

•	our credit profile;

•	changes in supply, demand and costs of equipment;

•	oilfield anti-indemnity provisions;

•	seasonal and adverse weather conditions that can affect oil and natural gas operations;

•	reliance on information technology resources and the inability to implement new technology and services;

•	loss or corruption of our information in a cyberattack on our computer systems;

•	increased labor costs or our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled workers and qualified workers; and

•	the inability to successfully consummate acquisitions or inability to manage potential growth.

In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward-looking statements in this Quarterly Report. These statements should be considered only after carefully reading this entire Quarterly Report. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Quarterly Report not to occur.

All forward-looking statements, expressed or implied, included in this Quarterly Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statements that we or persons acting on our behalf may issue.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In millions of U.S. dollars and shares)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”). This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis address the results of our operations for the three and six months ended July 31, 2020, as compared to our results of operations for the three and six months ended July 31, 2019. On July 28, 2020, KLX Energy Services, Krypton Intermediate, LLC, an indirect wholly owned subsidiary of KLXE, Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE ("Merger Sub"), and Quintana Energy Services Inc. ("QES"), completed the previously announced acquisition of QES, by means of a merger of Merger Sub with and into QES, with QES surviving the merger as a subsidiary of KLXE (the "Merger"). In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. Unless otherwise noted or the context requires otherwise, references herein to KLXE Energy Services Holdings, Inc. (the "Company", "KLXE" or "KLX Energy Services") with respect to time periods prior to July 28, 2020 include KLXE and its consolidated subsidiaries and do not include QES and its consolidated subsidiaries, while references herein to KLXE with respect to time periods from and after July 28, 2020 include QES and its consolidated subsidiaries.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses, to align our services, our people and our assets across all the geographic regions where we maintain a presence. In 2018, we acquired Motley Services, LLC ("Motley") and, during 2019, we acquired Tecton Energy Services ("Tecton") and Red Bone Energy Services LLC ("Red Bone"). We recently acquired QES during the second quarter of 2020 pursuant to the Merger, and by doing so helped establish KLXE as an industry leading provider of asset-light oilfield solutions across the full well lifecycle including drilling, completion, production and intervention services and products (our “product service lines” or “PSLs”) to the major onshore oil and gas producing regions of the United States.

On July 26, 2020, the Company’s board of directors (the "Board") approved a 1-for-5 reverse stock split to stockholders that became effective at 12:01 a.m. on July 28, 2020 (the "Reverse Stock Split"). On July 28, 2020, we successfully completed the all-stock Merger with QES. At the time of the closing, the holders of QES common stock received 0.0969 shares of KLXE common stock in exchange for each share of QES common stock held. KLXE and QES stockholders owned approximately 59% and 41%, respectively, of the equity of the combined company on a fully-diluted basis. As a result of the Merger, our Board is now comprised of nine directors, consisting of five directors designated by KLXE and four directors designated by QES. Additionally, Christopher J. Baker, the former President and Chief Executive Officer of QES, now serves as our President and Chief Executive Officer, and Keefer M. Lehner, the former Executive Vice President and Chief Financial Officer of QES, now serves as our Executive Vice President and Chief Financial Officer.

The combination of KLXE and QES provides increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The Merger combines two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leverages two of the largest fleets of coiled tubing and wireline assets, with KLXE becoming a leading provider of large diameter coil tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market. The Company expects to generate at least $40.0 in annualized cost savings from the combination, and as of July 31, 2020, expects these cost synergies to be fully implemented as of the end of the first quarter of fiscal 2021 on a run rate basis, several months ahead of the timing at the announcement of the Merger. Synergies will be realized as management aligns common roles, processes and systems throughout each function and region. The Merger also enhances the Company's ability to effect industry consolidation. Looking ahead, the Company expects to pursue strategic, accretive consolidation opportunities that further strengthen the Company’s competitive positioning and capital structure, and drive efficiencies, accelerate growth and create long‑term stockholder value.

Company Overview

We serve many of the leading companies engaged in the exploration and development of onshore conventional and unconventional oil and natural gas reserves in the United States. Our customers are primarily large independent and major oil and gas companies. We currently support these customer operations from over 60 service facilities located in the key major shale basins. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). Our revenues, operating (losses) profits and identifiable assets are primarily attributable to these three reportable geographic segments. While we manage our business based upon these regional groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

We work with our customers to provide engineered solutions across the lifecycle of the well by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ most challenging service needs, including their most technically complex extended reach horizontal wells. We believe future revenue growth opportunities will continue to be driven by increases in the number of new customers served and the breadth of services we offer to existing and prospective customers.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 23 patents and 17 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

We utilize contract manufacturers to produce our products, which, in many cases, our engineers have developed from input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. This approach leverages our technical strengths, as well as those of our technology partners. These services and related products are modest in cost to the customer relative to other well construction expenditures but have a high cost of failure and are, therefore, mission critical to our customers’ outcomes. We believe our customers have come to depend on our decades of field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company to service customers when they are drilling and completing complex wells, and remediating older legacy wells.

We endeavor to create a next generation oilfield services company in terms of management controls, processes and operating metrics, and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, exploration and production (“E&P”) companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. For example, the oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which has continued into 2020. During the first quarter of 2020, the novel coronavirus ("COVID-19") pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures and causing continued acceleration of upstream oil and gas bankruptcies. The reduced activity levels have led to a plunging North America, onshore rig count, which fell by 68% for the first half of 2020. For the six months ended July 31, 2020, rig counts decreased by a total of 539 rigs from 790 rigs to 251 rigs.

The extent and duration of the continued global impact of the COVID-19 pandemic is unknown. While economic activity has increased from the April 2020 lows, concerns about a COVID-19 resurgence have slowed the pace of a full return of social and commercial activity. The combination of the COVID-19 pandemic and supply concerns has driven a steep drop in oil prices, leading to decreases in demand for the Company's services. WTI decreased by approximately $18.00, or 31%, to $40.10 per barrel ("Bbl") as of July 31, 2020, compared to the closing price on July 31, 2019 of $58.53 per Bbl. Subsequent to July 31, 2020, prices have generally remained stable, but there is no certainty that they will not decline further or experience extreme volatility again.

Oil and natural gas prices are expected to continue to be volatile as a result of the near term production instability, the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to: the extent and duration of price reductions and production instability by the Organization of Petroleum Exporting Countries and all other oil producing nations (“OPEC+”) and other oil exporting nations; the effect of U.S. energy, monetary and trade policies on the economy and demand; U.S. and global economic conditions; U.S. and global political and economic developments, including the outcome of the U.S. presidential election and resulting energy and environmental policies; the impact of the ongoing COVID-19 outbreaks; and conditions in the U.S. oil and gas industry and the resulting demand and pricing for domestic land oilfield services.

If the current pricing environment for crude oil does not improve, our customers are expected to further reduce their capital expenditures, causing additional declines in the demand for, and prices of, our services, which would adversely affect our future results of operations, cash flows and financial position. Additionally, the decrease in oil and natural gas prices has adversely affected our customers and resulted in a decrease in the creditworthiness of some E&P operators. We carefully select our customers and believe we have a high quality customer base. However, if current conditions persist, there is no assurance that we will not experience losses in the future or delays in collecting our receivables.

The reduction in oil prices to current levels and the ongoing effects of the global COVID-19 outbreaks resulted in significant market instability. The potential for a reemergence of or spike in COVID-19 outbreaks may result in a global recession, with the possibility of further bankruptcies of E&P companies and a significant decline in demand and prices for oilfield services during 2020. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

How We Generate Revenue and the Costs of Conducting Our Business

Our business strategy seeks to generate attractive returns on capital by providing differentiated services and prudently applying our cash flow to select targeted opportunities, with the potential to deliver high returns that we believe offer superior margins over the long-term and short payback periods. Our services generally require equipment that is less expensive to maintain and is operated by a smaller staff than many other oilfield service providers. As part of our returns-focused approach to capital spending, we are focused on efficiently utilizing capital to develop new products. We support our existing asset base with targeted investments in R&D, which we believe allow us to maintain a technical advantage over our competitors providing similar services using standard equipment.

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility.
We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across all major basins, while preserving a solid balance sheet, maintaining sufficient operating liquidity and prudently managing our capital expenditures.

We believe our operating cost structure is now materially lower than during historical financial reporting periods and the realization of the $40.0 of expected cost synergies associated with the Merger will only further reduce our cost structure and afford us greater flexibility to respond to changing industry conditions. The implementation of integrated, company-wide management information systems and processes provides more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. Historically, we believed our services generated margins superior to our competitors based upon the differential quality of our performance, and that these margins would contribute to future cash flow generation. The required investment in our business includes both working capital (principally for accounts receivable, inventory and accounts payable growth tied to increasing activity and revenues) and capital expenditures for both maintenance of existing assets and ultimately growth when returns justify the spending. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-lite nature of our services, the average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets.

How We Evaluate Our Operations

Key Financial Performance Indicators
We recognize the highly cyclical nature of our business and the need for metrics to (1) best measure the trends in our operations and (2) provide baselines and targets to assess the performance of our managers.

The measures we believe most effective to achieve the above stated goals include:

•	Revenue

•
Adjusted EBITDA: Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net earnings or cash flows as determined by GAAP. We define Adjusted EBITDA as net earnings (loss) before interest, taxes, depreciation and amortization, further adjusted for (i) goodwill and/or long-lived asset impairment charges, (ii) stock-based compensation expense, (iii) restructuring charges, (iv) transaction and integration costs related to acquisitions, and (v) other expenses or charges to exclude certain items which we believe are not reflective of ongoing performance of our business.

•	Adjusted EBITDA Margin: Adjusted EBITDA Margin is defined as Adjusted EBITDA, as defined above, as a percentage of revenue.

We believe Adjusted EBITDA is useful because it allows us to supplement the GAAP measures in order to evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA (Loss) because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net earnings as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Results of Operations

Three Months Ended July 31, 2020 Compared to Three Months Ended July 31, 2019

Revenue. The following table provides revenues by segment for the periods indicated:

	Three Months Ended
	July 31, 2020	July 31, 2019	% Change
Revenue:
Southwest	$4.2	$53.3	(92.1)%
Rocky Mountains	18.0	63.5	(71.7)%
Northeast/Mid-Con	14.0	48.1	(70.9)%
Total revenue	$36.2	$164.9	(78.0)%

For the quarter ended July 31, 2020, revenues of $36.2, decreased by $128.7, or 78.0%, as compared with the prior year period. On a product line basis, completion, production and intervention services revenues decreased by approximately $73.6, $21.8 and $33.3, respectively, as compared to the same period in the prior year. Rocky Mountains segment revenue declined by $45.5, or 71.7%, Northeast/Mid-Con segment revenues declined by $34.1, or 70.9%, and Southwest segment revenue declined by $49.1, or 92.1%. This decrease in revenues reflects the lingering impacts of the Saudi Arabia and Russia oil market share dispute and the prolonged demand destruction caused by the COVID-19 pandemic, resulting in a depression in oil prices and, ultimately, causing decreased demand for services such as those provided by the Company.

Cost of sales. For the quarter ended July 31, 2020, cost of sales was $48.1, or 132.9% of sales, as compared to the prior year period of $129.4, or 78.5% of sales. Cost of sales as a percentage of revenues increased primarily due to negative operating leverage related to the 78.0% year-over-year decline in revenues as the significant decline in revenues outpaced the reduction in fixed costs. Cost of sales included $10.1 and $15.4 of depreciation expense for the three months ended July 31, 2020 and 2019.

Selling, general and administrative expenses. For the quarter ended July 31, 2020, selling, general and administrative (“SG&A”) expenses was $41.8, or 115.5% of revenues, as compared with $23.7, or 14.4% of revenues in the prior year period. The cost reduction initiatives resulting in lower headcount and fixed costs, as compared to the prior year period, were offset by non-recurring items related to the Merger such as accelerated stock-based compensation, severance costs, and legal and professional fees totaling $28.1. The Company also recorded a bargain purchase gain of $41.1 related to the Merger.

Operating (loss) earnings. The following is a summary of operating (loss) earnings by segment:

	Three Months Ended
	July 31, 2020	July 31, 2019	% Change
Operating (loss) earnings:
Southwest	$(11.1)	$(1.6)	NMF
Rocky Mountains	(25.6)	8.7	NMF
Northeast/Mid-Con	(17.2)	3.9	NMF
Total operating (loss) earnings (1)	$(53.9)	$11.0	NMF
(1) Excludes bargain purchase gain of $41.1 during the three months ended July 31, 2020.

For the quarter ended July 31, 2020, operating loss, excluding the $41.1 bargain purchase gain, was $53.9 compared to operating earnings of $11.0 in the prior year period, largely driven by a reduction in revenues due to reduced activity and pricing pressure caused by the COVID-19 pandemic and international pricing and production disputes, as well as non-recurring items related to the Merger.

Rocky Mountains segment operating loss was $25.6, Northeast/Mid-Con segment operating loss was $17.2, and Southwest segment operating loss was $11.1 for the three months ended July 31, 2020, in each case primarily driven by lower revenues as a result of decreased demand.

Income tax expense. For the quarter ended July 31, 2020, income tax expense was $0.0, as compared to $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the quarter ended July 31, 2020, net loss was $20.4, as compared to net earnings of $3.5 in the prior year period primarily due to decreased demand as described above.

Six Months Ended July 31, 2020 Compared to Six Months Ended July 31, 2019

Revenue. The following table provides revenues by segment for the periods indicated:

	Six Months Ended
	July 31, 2020	July 31, 2019	% Change
Revenue:
Southwest	$28.6	$111.3	(74.3)%
Rocky Mountains	51.8	112.1	(53.8)%
Northeast/Mid-Con	38.8	87.3	(55.6)%
Total revenue	$119.2	$310.7	(61.6)%

For the six months ended July 31, 2020, revenues of $119.2 decreased by $191.5, or 61.6%, as compared with the prior year period. On a product line basis, completion, production and intervention services revenues decreased by approximately $110.1, $37.7 and $43.7, respectively, as compared to the same period in the prior year. Rocky Mountains segment revenue declined by $60.3, or 53.8%, Northeast/Mid-Con segment revenue declined by $48.5, or 55.6%, and Southwest segment revenue declined by $82.7, or 74.3%. The decrease in revenues reflects the lingering impacts of the Saudi Arabia and Russia oil market share dispute and the prolonged demand destruction caused by the COVID-19 pandemic, which has driven the demand for oil to depressed levels resulting in decreases in demand for services such as those provided by the Company.

Cost of sales. For the six months ended July 31, 2020, cost of sales was $140.3, or 117.7% of sales, as compared to the prior year period of $248.3, or 79.9% of sales. Cost of sales as a percentage of revenues increased primarily due to negative operating leverage related to the 61.6% year-over-year decline in revenues as the significant decline in revenues outpaced the reduction in fixed costs. Cost of sales included $25.3 and $29.4 of depreciation expense for the six months ended July 31, 2020 and 2019.

Selling, general and administrative expenses. SG&A expenses during the six months ended July 31, 2020 were $59.2, or 49.7% of revenues, as compared with $47.5, or 15.3% of revenues in the prior year period. The bargain purchase gain on the Merger of $41.1 was partially offset by other non-recurring items related to the Merger, such as accelerated stock-based compensation, severance costs, and legal and professional fees totaling $28.1. R&D costs during the six months ended July 31, 2020 were $0.5, as compared to the prior year period of $1.5, reflecting our continued focus on maintaining an in-house R&D function while scaling costs to adjust to current levels of customer demand.

Operating (loss) earnings. The following is a summary of operating (loss) earnings by segment:

	Six Months Ended
	July 31, 2020	July 31, 2019	% Change
Operating (loss) earnings:
Southwest	$(111.5)	$(5.6)	NMF
Rocky Mountains	(63.4)	11.6	NMF
Northeast/Mid-Con	(114.6)	7.4	NMF
Total operating (loss) earnings (1)	$(289.5)	$13.4	NMF
(1) Excludes bargain purchase gain of $41.1 during the six months ended July 31, 2020.

For the six months ended July 31, 2020, operating loss, excluding the $41.1 bargain purchase gain, was $289.5, as compared to operating earnings of $13.4 in the prior year period, largely driven by a reduction in revenues due to reduced activity and pricing pressure caused by the COVID-19 pandemic and international pricing and production disputes, as well as non-recurring items related to the Merger.

For the six months ended July 31, 2020, Rocky Mountains segment operating loss was $63.4, Northeast/Mid-Con segment operating loss was $114.6, and Southwest segment operating loss was $111.5, in each case primarily driven by lower revenues as a result of decreased demand.

Income tax expense. Income tax expense was $0.1 for the six months ended July 31, 2020, as compared to $0.4 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. Net loss for the six months ended July 31, 2020 was $263.5, as compared to $1.5 in the prior year period primarily due to decreased demand as described above.
Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders and borrowings under the Company's $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the "ABL Facility") and cash flows from operations. At July 31, 2020, we had $98.5 of cash and cash equivalents and $14.9 available on the ABL Facility, which resulted in a total liquidity position of $113.4.

Volatile WTI prices, challenges created by the global COVID-19 pandemic and the current oil supply demand imbalance have further decreased demand for our services. Our cash flow used in operations for the six months ended July 31, 2020 used approximately $15.5 in cash flows. In response to declining customer activity and commodity price instability, we recently implemented a series of additional cost reductions to reduce our cost structure. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available. The COVID-19 outbreak and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter and in the second quarter, and we expect significant further declines in the third quarter and lower pricing and activity levels to continue until there are clear signs of a commodity price recovery. Additionally, should our customers experience financial distress due to the current market conditions, they could default on their payments owed to us, which would affect our cash flows and liquidity.

Our primary use of capital resources has been for funding working capital and investing in property and equipment used to provide our services. Our primary uses of cash are critical maintenance capital expenditures and investments. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly affected the value of our common stock, which may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings, and we expect significant further declines in the third quarter and lower pricing and activity levels to continue until there are clear signs of a commodity price recovery.

At July 31, 2020, we had $98.5 of cash and cash equivalents. Cash on hand at July 31, 2020 decreased by $25.0, as compared with $123.5 cash on hand at January 31, 2020 as a result of $14.6 of interest, $9.7 to pay down QES's five-year asset-based revolving credit agreement (the "QES ABL Facility") and $15.5 of cash flows used by operating activities. Our liquidity requirements consist of working capital needs and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

Net working capital as of July 31, 2020 was $6.9, a decrease of $33.3 as compared with net working capital at January 31, 2020. As of July 31, 2020, total current assets excluding cash decreased by $24.0 and total current liabilities increased by $9.3. The decrease in current assets was primarily related to a decrease in accounts receivable of $38.7. The increase in total current liabilities was due to a $1.7 and $7.6 increase in accounts payable and accrued liabilities, respectively.

The following table sets forth our cash flows for the periods presented below:

	Six Months Ended
	July 31, 2020	July 31, 2019
Net cash (used in) provided by operating activities	$(15.5)	$11.9
Net cash used in investing activities	(9.1)	(84.1)
Net cash (used in) provided by financing activities	(0.4)	0.8
Net change in cash	(25.0)	(71.4)
Cash balance end of period	$98.5	$92.4

Net cash (used in) provided by operating activities

Net cash used in operating activities was $15.5 for the six months ended July 31, 2020, as compared to net cash provided by operating activities of $11.9 for the six months ended July 31, 2019. The decrease in operating cash flows was primarily attributable to the decrease in revenues across all operating segments and PSLs driven by the current slowdown and market headwinds. In addition, the overall cash collected from the reduction in working capital could not offset the decline in operating leverage, and, thus, the Company incurred an operating loss for the six months ended July 31, 2020, compared to the prior year period.

Net cash used in investing activities

Net cash used in investing activities was $9.1 for the six months ended July 31, 2020, as compared to net cash used in investing activities of $84.1 for the six months ended July 31, 2019. The cash flow used in investing activities for the six months ended July 31, 2020 was primarily driven by the QES ABL Facility settlement of $9.7 in outstanding borrowings and associated fees and expenses related to the Merger, and critical maintenance capital spending tied to the operation of our existing asset base. These investments were offset by the sale of trucks and other idle assets resulting from the reduction in headcount and cost reduction initiatives.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $0.4 for the six months ended July 31, 2020, compared to net cash provided by financing activities of $0.8 for the six months ended July 31, 2019. During the six months ended July 31, 2020, $0.4 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants, all of which were met as of July 31, 2020. No amounts were outstanding under the ABL Facility as of July 31, 2020. The effective interest rate under the ABL Facility would have been approximately 2.75% on July 31, 2020.

In conjunction with the acquisition of Motley in 2018, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act.

We believe our cash on hand, along with $14.9 of availability under our $100.0 undrawn ABL Facility, provides us with the ability to fund our operations, make planned capital expenditures, repurchase our debt or equity securities, meet our debt service obligations and provide funding for potential future acquisitions. During periods in which our fixed charge coverage ratio as determined under the ABL Facility is not at least 1:1 for the trailing four quarters for which financial statements have been delivered, the amount of availability under the ABL Facility will be reduced by the greater of $10.0 or 15% of the borrowing base. We expect that the availability under our ABL Facility will increase during the third quarter of 2020 when our fixed charge coverage ratio incorporates the current assets contributed by QES in the Merger.

Capital Requirements and Sources of Liquidity

Our capital expenditures were $8.5 during the six months ended July 31, 2020, compared to $56.8 in the six months ended July 31, 2019. We expect to incur between $15.0 and $20.0 in capital expenditures for the year ending January 31, 2021, based on current industry conditions and our recent significant investments in capital expenditures over the past several years. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our $100.0 ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio), none of which was drawn at July 31, 2020.

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, and financial and business and other factors, many of which are beyond our control. We believe that our cash flows, together with cash on hand, will provide us with the ability to fund our operations and make planned capital expenditures for at least the next 12 months.
Contractual Obligations

As a smaller reporting company, we are not required to provide the disclosure required by Item 303(a)(5)(i) of Regulation S-K.

Off-Balance Sheet Arrangements

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our Annual Report on Form 10-K for the fiscal year ended January 31, 2019. There have been no changes to our critical accounting policies since January 31, 2020.

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

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” for a discussion of recently issued accounting pronouncements. As an “emerging growth company” under the Jumpstart Our Business Startups Act (the "JOBS Act"), we are offered an opportunity to use an extended transition period for the adoption of new or revised financial accounting standards. We operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act"), is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers (who are our Chief Executive Officer and Chief Financial Officer, respectively), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report for the quarter ended July 31, 2020, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company’s disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act were effective as of July 31, 2020 to provide reasonable assurance that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is (i) recorded, processed, summarized and reported within the time periods specified in the SEC rules and forms and (ii) accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

There were no changes in our internal control over financial reporting that occurred during the quarter ended July 31, 2020, that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

On June 9, 2020, a putative class action was filed by a purported KLXE stockholder in the United States District Court for the District of Delaware, captioned Eric Sabatini v. KLX Energy Services Holdings, Inc., et. al. (the “Sabatini Complaint”). On June 18, 2020, an individual action was filed by a purported KLXE stockholder in the United States District Court for the Southern District of New York, captioned Joey Zurchin v. KLX Energy Services Holdings, Inc., et. al. (the “Zurchin Complaint”). On June 24, 2020 an individual action was filed by a purported KLXE stockholder in the United States District Court for the District of Colorado, captioned David Cajiuat v. KLX Energy Services Holdings, Inc., et. al. (the “Cajiuat Complaint” and, together with the Sabatini Complaint and the Zurchin Complaint, the “KLXE Complaints”). The plaintiff in the Sabatini Complaint purported to bring the litigation as a securities class action on behalf of the public stockholders of KLXE. The Sabatini Complaint named as defendants KLXE, the KLXE Board, certain of KLXE’s subsidiaries and QES; the Zurchin complaint named as defendants KLXE and the KLXE Board; and the Cajiuat complaint named as defendants KLXE and the KLXE

Board. The KLXE Complaints alleged violations of Section 14(a) of the Exchange Act, and Rule 14a-9 promulgated thereunder, as well as, in the case of the individual defendants, QES and KLXE’s subsidiaries named as defendants, the control person provisions of the Exchange Act. The Zurchin Complaint also alleged, in the case of the individual defendants, breach of the duty of candor/disclosure under state law. The KLXE Complaints alleged that the Company's registration statement on Form S-4, originally filed on June 2, 2020 (the "Registration Statement"), omitted material information with respect to the Merger, which rendered the Registration Statement false and misleading. In particular, the KLXE Complaints alleged, among other things, that the Registration Statement omitted details with respect to information regarding KLXE’s and QES’s financial projections, the analyses performed by Goldman Sachs Group Inc. ("Goldman Sachs"), in the case of the Sabatini Complaint, any prior work performed by Goldman Sachs for QES and, in the case of the Cajiuat Complaint, the sales process leading up to the Merger. The KLXE Complaints sought to enjoin the defendants from proceeding with the Merger, awards of the plaintiffs’ costs of the action, including attorneys’ and experts’ fees, and such other and further relief as the court may have deemed just and proper. In addition, each of the Sabatini Complaint and the Cajiuat Complaint sought rescission of the Merger or rescissory damages if the Merger was consummated and a declaration that the defendants violated Sections 14(a) and 20(a) of the Exchange Act and Rule 14a-9, and the Sabatini Complaint sought an order directing the defendants to disseminate a registration statement that is free from material misstatement and omissions. The KLXE Complaints were subsequently voluntarily dismissed by the claimants.

On June 12, 2020, an action was filed by a purported QES stockholder in the United States District Court for the Southern District of New York, captioned Charles Matey v. Quintana Energy Services Inc., et. al. (the “Matey Complaint”). On June 19, 2020 an action was filed by a purported QES stockholder in the United States District Court for the Southern District of New York captioned Matthew Wilking v. Quintana Energy Services Inc., et. al. (the “Wilking Complaint” and, together with the Matey Complaint, the “QES Complaints”).The QES Complaints named as defendants QES and the QES Board. The QES Complaints alleged violations of Section 14(a) of the Exchange Act and Rule 14a-9 promulgated thereunder, as well as, in the case of the individual defendants, the control person provisions of the Exchange Act. The QES Complaints alleged that the Registration Statement misrepresented or omitted material information with respect to the Merger, which rendered the Registration Statement false and misleading. In particular, the QES Complaints alleged, among other things, that the Registration Statement: (a) contained material misrepresentations and omissions regarding QES’s financial projections, Tudor, Pickering, Holt & Co.’s opinion, and, in the case of the Matey Complaint, Goldman Sachs’ opinion; and (b) failed to disclose, in the case of the Matey Complaint, the consideration that QES provided to Company A for entering into the exclusivity agreement executed on or about March 3, 2020 and, in the case of the Wilking Complaint, whether QES entered into a confidentiality agreement with Company A, and whether any such confidentiality agreement included a standstill provision. The QES Complaints sought to enjoin the defendants from proceeding with the Merger, an order directing the defendants to disseminate an amendment to the Registration Statement that is free from material misstatement and omissions, in the case of the Matey Complaint, unspecified damages, an award of the plaintiff’s costs of the action, including attorneys’ and experts’ fees, and such other and further relief as the court may deem just and proper. The QES Complaints were subsequently voluntarily dismissed by claimants.

On September 4, 2020, KLXE and QES signed a memorandum of understanding with all plaintiffs and agreed on the settlement of the KLXE Complaints and QES Complaints as relates to the respective mootness fee claims for an immaterial amount.

The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s financial condition, cash flows and results of operations.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020 and the Quarterly Report on Form 10-Q for the quarter ended April 30, 2020.

Recent declines in crude oil prices to record low levels as a result of the outbreak of COVID-19 and a significantly oversupplied crude oil market have negatively impacted and are expected to continue to negatively impact demand for our products and services, which may result in a material negative impact on our results of operations, financial position and liquidity.

The COVID-19 outbreak in the United States and globally, together with the recent significant decline in commodity prices due in part to the recent actions of OPEC+, have adversely affected, and are expected to continue to adversely affect, both the price of and demand for crude oil and the continuity of our business operations. Oil demand significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to mitigate its spread, including “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19.

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

While the U.S. Department of Homeland Security and various local orders have identified the energy industry as critical to the U.S. infrastructure, generally allowing certain of our and our customers’ operations to continue, our operations, and those of our customers, have been and will likely continue to be disrupted in various ways. The recent decline in commodity prices has and could continue to adversely affect the demand and pricing for our services. Customers who are experiencing significant downstream capacity and near-term storage constraint may be forced or elect to shut-in some or all of their production or delay or discontinue drilling plans, which would result in a further decline in demand for oilfield services. Additionally, demand for our services will likely be significantly affected in the event of a global recession due to the reduction in oil prices and the ongoing effects of COVID-19, with numerous bankruptcies of E&P companies during 2020.

Additionally, in an effort to minimize the spread of illness, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel. Certain travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations.

The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly affected the value of our common stock, which may reduce our ability to access capital in the bank and capital markets, which could in the future negatively affect our liquidity. In addition, a recession or long-term market correction resulting from the COVID-19 pandemic could in the future further materially affect the value of our common stock, affect our access to capital and affect our business in the near and long-term. The borrowing base of our ABL Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. In addition, if our customers experience financial distress due to the current market conditions, they could default on their payments owed to us and create a credit risk on collecting receivables.

The COVID-19 pandemic continues to rapidly evolve. The extent to which COVID-19 and depressed crude oil prices will impact our results, financial position and liquidity will depend on future developments, which are highly uncertain and cannot be predicted. The COVID-19 pandemic, and the volatile regional and global economic conditions stemming from the pandemic, could also aggravate the other risk factors that we identify in our most recent Annual Report on Form 10-K and contained in our other SEC filings. The COVID-19 pandemic may also materially adversely affect our operating and financial results in a manner that is not currently known to us or that we do not currently consider to present significant risks to our operations.

We are exposed to counterparty credit risk. Nonpayment and nonperformance by our customers, suppliers or vendors could adversely impact our operations, cash flows and financial condition.

Weak economic conditions and widespread financial distress, including the significantly reduced global and national economic activity caused by the COVID-19 pandemic, could reduce the liquidity of our customers, suppliers or vendors, making it more difficult for them to meet their obligations to us. We are therefore subject to heightened risks of loss resulting from nonpayment or nonperformance by our customers, suppliers and vendors. Severe financial problems encountered by our customers, suppliers and vendors could limit our ability to collect amounts owed to us, or to enforce the performance of obligations owed to us under contractual arrangements. In the event that any of our customers was to enter into bankruptcy, we could lose all or a portion of the amounts owed to us by such customer, and we may be forced to cancel all or a portion of our service contracts with such customer at significant expense to us.

In addition, nonperformance by suppliers or vendors who have committed to provide us with critical products or services could raise our costs or interfere with our ability to successfully conduct our business. All of the above may be exacerbated in the future as the COVID-19 outbreak and the governmental responses to the outbreak continue. These factors, combined with volatile prices of oil and natural gas, may precipitate a continued economic slowdown and/or a recession.

Federal, state and local legislative and regulatory initiatives relating to hydraulic fracturing as well as governmental executive orders or reviews of such activities may serve to limit or prohibit certain future oil and natural gas E&P activities and could have a material adverse effect on our business, financial condition and results of operations.

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

Although hydraulic fracturing activities not using diesel gas are currently exempt from regulation under the U.S. Safe Drinking Water Act’s Underground Injection Control program and are typically regulated by state oil and natural gas commissions or similar agencies, several federal agencies have asserted regulatory authority over certain aspects of the hydraulic fracturing process. These include, among others, a number of regulations issued and other steps taken by the EPA or other federal agencies over the past decade, including the EPA’s new standards issued in 2012 for the capture of air emissions released during hydraulic fracturing, the federal Bureau of Land Management’s June 2016 rule prohibiting the discharge of wastewater from onshore unconventional oil and natural gas extraction facilities to publicly-owned wastewater treatment plants; and the BLM’s 2015 Waste Prevention rule that established new or more stringent standards relating to hydraulic fracturing on federal and American Indian lands. The BLM under the Trump Administration subsequently rescinded the Waste Prevention rule in December 2017 but only recently, on July 15, 2020, a federal district court vacated the December 2017 rescission of the Waste Prevention rulemaking process for the rescission as “wholly inadequate.”

From time to time, legislation has been introduced, but not enacted, in Congress to provide for federal regulation of hydraulic fracturing and to require disclosure of chemicals used in the fracturing process. Democratic nominee for President Joe Biden has indicated that he would limit hydraulic fracturing, pledging to ban new oil and gas permitting on federal lands and waters. Moreover, some states and local governments have adopted, and other governmental entities are considering adopting, regulations that could impose more stringent requirements on hydraulic fracturing operations. For example, Texas, Colorado and North Dakota, among others, have adopted regulations that impose new or more stringent permitting, disclosure, disposal and well construction requirements on hydraulic fracturing operations. Additionally, in April 2019, the Governor of Colorado signed Senate Bill 19-181 into law, which legislation, among other things, revises the mission of the state oil and gas agency from fostering energy development in the state to instead focusing on regulating the industry in a manner that is protective of public health and safety and the environment, as well as authorizing cities and counties to regulate oil and natural gas E&P operations, including hydraulic fracturing activities, within their jurisdiction. States could also elect to place certain prohibitions on hydraulic fracturing, following the approach taken by the states of New York, Maryland and Vermont. Local land use restrictions, such as city ordinances, may restrict drilling in general and hydraulic fracturing in particular. The adoption of more stringent regulations regarding hydraulic fracturing and the outcome of litigation over hydraulic fracturing could adversely affect some of our customers and their demand for our products, which could have a material adverse effect on our business, financial condition and results of operations.

Risks Relating to the QES Merger

We may not be able to retain customers or suppliers, and customers or suppliers may seek to modify contractual obligations with us, either of which could have an adverse effect on our business and operations. Third parties may terminate or alter existing contracts or relationships with us.

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

We also have contracts with vendors, landlords, licensors and other business partners that may require us to obtain consent from these other parties in connection with the Merger. If these consents cannot be obtained, we may suffer a loss of potential future revenue, incur costs and lose rights that may be material to our business.

We may fail to realize the anticipated benefits of the Merger.

The success of the Merger depends on, among other things, our ability to combine the KLXE and QES businesses in a manner that realizes anticipated synergies and cost savings and anticipated growth. If we are not able to successfully achieve these objectives, or the cost to achieve these synergies is greater than expected, then the anticipated benefits of the Merger may not be realized fully or at all or may take longer to realize than expected. A variety of factors may adversely affect our ability to realize the currently expected operating synergies, savings and other benefits of the Merger.

The failure to successfully integrate the businesses and operations of KLXE and QES in the expected time frame may adversely affect our future results.

We and QES have operated independently. There can be no assurances that our businesses can be integrated successfully. It is possible that the integration process could result in the loss of key KLXE employees or key QES employees, the loss of customers, the disruption of our or QES’s ongoing businesses, inconsistencies in standards, controls, procedures and policies, unexpected integration issues, higher than expected integration costs and an overall post-completion integration process that takes longer than originally anticipated.

Furthermore, the Board and our executive leadership consists of former directors from each of KLXE and QES and former executive officers from QES. Combining the boards of directors and management teams of each company into a single board and a single management team could require the reconciliation of differing priorities and philosophies.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

On September 2, 2020, the Board approved the Company’s Second Amended and Restated Bylaws (the “Bylaws”). Section 2.07 of the Bylaws was amended to clarify that, except as otherwise provided by law, the Company’s Certificate of Incorporation or the Bylaws, any question brought before a meeting of stockholders will be decided by the affirmative vote of the holders of a majority in voting power of the shares present in person or by proxy at the meeting and entitled to vote on such question.
The foregoing description is not complete and is qualified in its entirety by reference to the full text of the Bylaws, including Section 2.07 thereof, which is filed herewith as Exhibit 3.2 to this Quarterly Report and is incorporated herein by reference.

ITEM 6.	EXHIBITS

2.1
Agreement and Plan of Merger, dated May 3, 2020, by and among KLX Energy Services Holdings, Inc., Quintana Energy Services Inc., Krypton Intermediate LLC and Krypton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 001-38609).

3.1*	Amended and Restated Certificate of Incorporation of KLX Energy Services Holdings, Inc.
3.2*	Second Amended and Restated Bylaws of KLX Energy Services Holdings, Inc.
10.1
Registration Rights Agreement, dated May 3, 2020, by and among KLX Energy Services Holdings, Inc., Archer Holdco LLC, Geveran Investments Limited, Famatown Finance Limited Robertson QES Investment LLC, Quintana Energy Partners - QES Holdings LLC, Quintana Energy Fund - TE, L.P. and Quintana Energy Fund - FI, L.P. (incorporated by reference to Exhibit 10.1 to KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 001-38609).

10.2
Support Agreement, dated as of May 3, 2020, by and among the Designated Stockholders and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.2 to KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 001-38609).

10.3
Support Agreement, dated as of May 3, 2020, by and among Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.3 to KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on May 4, 2020, File No. 001-38609).

10.4
Letter Agreement, dated as of July 28, 2020, between John T. Collins and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.1 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.5+
Executive Employment Agreement, dated as of May 3, 2020, between Christopher J. Baker and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.2 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.6+
Executive Employment Agreement, dated as of May 3, 2020, between Max L. Bouthillette and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.3 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.7+
Executive Employment Agreement, dated as of May 3, 2020, between Keefer M. Lehner and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.4 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.8+
Separation Agreement and Mutual Release, dated as of July 28, 2020, by and between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.5 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.9+
Separation Agreement and Mutual Release, dated as of July 28, 2020, by and between KLX Energy Services Holdings, Inc. and Heather Floyd (incorporated by reference to Exhibit 10.6 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.10+
Independent Contractor Services Agreement, dated as of July 28, 2020, by and between KLX Energy Services LLC and Heather Floyd (incorporated by reference to Exhibit 10.7 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.11+
Amendment No. 1 to the KLX Energy Services Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.12+
Quintana Energy Services Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on February 14, 2018, File No. 001-38383).

10.13+
Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on February 14, 2018, File No. 001-383830.

10.14+
Form of Performance Share Unit Agreement (Executive Officers - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.27 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.15+
Form of Performance Share Unit Agreement (Employees - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.28 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.16+
Form of Performance Share Unit Agreement (Executive Officers - 2019 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.29 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.17+
Form of Performance Share Unit Agreement (Employees-2019 Form) under the Quintana Energy Services 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.30 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.18+
Form of Restricted Stock Unit Agreement (Executive Officers) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.31 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.19+
Form of Restricted Stock Unit Agreement (Employees) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

*    Filed herewith.
**    Furnished herewith.
+    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
Chief Executive Officer and President

Date: September 4, 2020

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: September 4, 2020

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: September 4, 2020