Form 10-Q
period 2020-10-31
KLX Energy Services Holdings, Inc.
filed 2020-12-09
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 31, 2020

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

The registrant has one class of common stock, $0.01 par value, of which 8,427,351 shares were outstanding as of November 27, 2020.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares)
(Unaudited)

	October 31, 2020	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$79.8	$123.5
Accounts receivable–trade, net of allowance of $3.8 and $12.9	49.4	79.2
Inventories, net	23.1	12.0
Other current assets	16.2	13.8
Total current assets	168.5	228.5
Property and equipment, net	220.5	306.8
Goodwill	—	28.3
Intangible assets, net	2.6	45.8
Other assets	6.0	14.0
Total assets	$397.6	$623.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$34.4	$31.4
Accrued interest	14.4	7.2
Accrued liabilities	33.8	26.2
Total current liabilities	82.6	64.8
Long-term debt	243.6	243.0
Deferred income taxes	0.1	—
Other non-current liabilities	9.4	3.4
Commitments, contingencies and off-balance sheet arrangements (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 8.5 and 5.0 issued (1)	0.1	0.1
Additional paid-in capital	468.5	416.6
Treasury stock, at cost, 0.1 shares and 0.1 shares (1)	(4.0)	(3.6)
Accumulated deficit	(402.7)	(100.9)
Total stockholders’ equity	61.9	312.2
Total liabilities and stockholders' equity	$397.6	$623.4
(1) Common stock and treasury stock were retroactively adjusted for the Company's 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Revenues	$70.9	$134.5	$190.1	$445.2
Costs and expenses:
Cost of sales	80.1	119.3	220.4	367.6
Selling, general and administrative	14.3	31.7	73.5	79.2
Research and development costs	0.1	0.8	0.6	2.3
Impairment and other charges	4.4	45.8	213.1	45.8
Bargain purchase gain	2.4	—	(38.7)	—
Operating loss	(30.4)	(63.1)	(278.8)	(49.7)
Non-operating expense:
Interest expense, net	7.7	7.2	22.7	21.7
Loss before income tax	(38.1)	(70.3)	(301.5)	(71.4)
Income tax expense (benefit)	0.2	(0.5)	0.3	(0.1)
Net loss	$(38.3)	$(69.8)	$(301.8)	$(71.3)

Net loss per share-basic (1)	$(4.56)	$(15.50)	$(50.26)	$(16.20)
Net loss per share-diluted (1)	$(4.56)	$(15.50)	$(50.26)	$(16.20)
(1) Basic and diluted net loss per share were retroactively adjusted for the Company’s 1-for-5 Reverse Stock
Split effective July 28, 2020. See Note 1.

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Three and Nine Months Ended October 31, 2020 and 2019
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	5.0	$0.1	$416.6	$(3.6)	$(100.9)	$312.2
Restricted stock, net of forfeitures	—	—	(0.7)	—	—	(0.7)
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Red Bone acquisition price shares reserved	0.1	—	—	—	—	—
Net loss	—	—	—	—	(243.1)	(243.1)
Balance at April 30, 2020	5.1	0.1	415.9	(3.9)	(344.0)	68.1
Restricted stock, net of forfeitures	—	—	17.4	(0.1)	—	17.3
QES acquisition price shares issuance	3.4	—	34.7	—	—	34.7
Net loss	—	—	—	—	(20.4)	(20.4)
Balance at July 31, 2020	8.5	0.1	468.0	(4.0)	(364.4)	99.7
Restricted stock, net of forfeitures	—	—	0.5	—	—	0.5
Net loss	—	—	—	—	(38.3)	(38.3)
Balance at October 31, 2020	8.5	$0.1	$468.5	$(4.0)	$(402.7)	$61.9

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	4.5	$—	$345.2	$—	$(4.5)	$340.7
Restricted stock, net of forfeitures	—	—	4.4	—	—	4.4
Tecton acquisition price shares issuance	0.1	—	12.1	—	—	12.1
Red Bone acquisition price shares reserved	—	—	36.4	—	—	36.4
Tecton acquisition shares escrowed	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	(5.0)	(5.0)
Balance at April 30, 2019	4.6	—	398.1	(1.4)	(9.5)	387.2
Sale of stock under employee stock purchase plan	—	—	0.9	—	—	0.9
Restricted stock, net of forfeitures	—	—	4.5	—	—	4.5
Red Bone acquisition price shares issuance	0.1	—	—	—	—	—
Net earnings	—	—	—	—	3.5	3.5
Balance at July 31, 2019	4.7	—	403.5	(1.4)	(6.0)	396.1
Restricted stock, net of forfeitures	—	—	4.6	(1.0)	—	3.6
Purchase of treasury stock	—	—	—	(1.2)	—	(1.2)
Issuance of shares reserved as a component of Red Bone acquisition price	0.1	—	—	—	—	—
Net loss	—	—	—	—	(69.8)	(69.8)
Balance at October 31, 2019	$4.8	$—	$408.1	$(3.6)	$(75.8)	$328.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended
	October 31, 2020	October 31, 2019
Cash flows from operating activities:
Net loss	$(301.8)	$(71.3)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	43.8	48.0
Impairment and other charges	213.1	45.8
Non-cash compensation	17.2	13.8
Amortization of deferred financing fees	1.0	0.8
Provision for inventory reserve	2.8	2.0
Change in allowance for doubtful accounts	(9.4)	10.7
(Gain) loss on disposal of property, equipment and other	(0.2)	2.1
Bargain purchase gain	(38.7)	—
Changes in operating assets and liabilities:
Accounts receivable	51.5	14.8
Inventories	(2.2)	3.4
Other current and non-current assets	7.0	(5.5)
Accounts payable	(20.2)	(9.3)
Other current and non-current liabilities	0.3	(2.1)
Net cash flows (used in) provided by operating activities	(35.8)	53.2
Cash flows from investing activities:
Purchases of property and equipment	(11.1)	(67.4)
Proceeds from sale of property and equipment	1.8	0.5
Acquisitions, net of cash acquired	(1.0)	(27.6)
Net cash flows used in investing activities	(10.3)	(94.5)
Cash flows from financing activities:
Purchase of treasury stock	(0.4)	(1.2)
Shares cancelled by employees for taxes	—	(1.0)
Cash proceeds from stock issuance	—	0.8
Change to financed payables	2.8	—
Net cash flows provided by (used in) financing activities	2.4	(1.4)
Net decrease in cash and cash equivalents	(43.7)	(42.7)
Cash and cash equivalents, beginning of period	123.5	163.8
Cash and cash equivalents, end of period	$79.8	$121.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$(0.3)	$1.0
Interest	14.8	14.8
Supplemental schedule of non-cash activities:
Issuance of common stock and stock based payments for QES acquisition	$34.7	$—
Change in deposits on capital expenditures	(5.6)	(5.8)
Accrued capital expenditures	0.5	5.0

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – In millions of U.S. dollars)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE” or “KLX Energy Services”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for the most technically demanding wells in over 50 service and support facilities located throughout the United States.

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled-tubing, directional drilling, frac rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing and well control services. KLXE’s primary rentals and products include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, dissolvable plugs, composite plugs and accommodation units.

On July 24, 2020, KLXE stockholders approved an amendment to the amended and restated certificate of incorporation of KLXE (the “Reverse Stock Split Amendment”) to effect a reverse stock split of KLXE common stock at a ratio within a range of 1-for-5 and 1-for-10 (the “Reverse Stock Split”), as determined by KLXE’s board of directors (the “Board”). The Board subsequently resolved to implement the Reverse Stock Split at a ratio of 1-for-5.

On July 28, 2020, KLX Energy Services, Krypton Intermediate, LLC, an indirect wholly owned subsidiary of KLXE, Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE (“Merger Sub”), and Quintana Energy Services Inc. (“QES”) completed the previously announced acquisition of QES, by means of a merger of Merger Sub with and into QES, with QES surviving the merger as a subsidiary of KLXE (the “Merger”). On July 28, 2020, immediately prior to the consummation of the Merger, the Reverse Stock Split Amendment became effective and thereby effectuated the 1-for-5 Reverse Stock Split of the Company’s issued and outstanding common stock.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year 2020 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2019 Annual Report on Form 10-K filed with the SEC on March 24, 2020.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements present the consolidated KLXE and QES financial position as of October 31, 2020, and the condensed consolidated statement of operations for the three months ended October 31, 2020 includes an entire quarter of combined results for both legacy KLXE and legacy QES. The condensed consolidated statement of operations for the nine months ended October 31, 2020 and the condensed consolidated statement of cash flows for the nine months ended October 31, 2020 includes QES’s results for the period July 29, 2020 through October 31, 2020.

Segment Reporting

The Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the chief operational decision-making group (“CODM”) to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three and nine months ended October 31, 2020, to the Company’s three reportable segments decreased $11.2 and $54.6, respectively. For the three and nine months ended October 31, 2019, the total corporate overhead costs allocated to the Company’s three reportable segments decreased $13.6 and $44.6, respectively.

In conjunction with the change in presentation of reportable segments, the Company also changed its presentation of segment assets. Historically, and through July 31, 2020, the Company’s corporate assets were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the presentation of total assets to present corporate assets separately as a reconciling item in its segment reporting disclosures. As a result of the change in presentation, the total corporate assets allocated to the Company’s three reportable segments decreased by $88.5 and $139.1 as of October 31, 2020 and January 31, 2020, respectively.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the three and nine months ended October 31, 2020, the total drilling revenues reported within segment reporting was $15.3 and $26.9, respectively. For the three and nine months ended October 31, 2019, the total drilling revenues reported within segment reporting was $11.0 and $38.5, respectively.

These current period changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the condensed consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

Correction of Errors

During the three months ended October 31, 2020, the Company determined that accumulated depreciation was overstated following the impairment of certain property and equipment in prior periods. As a result, a prior period correction of $3.7 to reduce accumulated depreciation and depreciation expense was recorded during the three months ended October 31, 2020, of which $2.3 relates to depreciation expense recognized in the three months ended July 31, 2020 for assets impaired as of April 30, 2020.

In addition, the Company identified a $2.0 gain on termination of leased vehicles which related to the three months ended July 31, 2020 but was recorded in the three months ended October 31, 2020. There was no impact to the condensed consolidated financial statements as of and for the nine months ended October 31, 2020 related to this error.

The Company concluded the errors were not material to previously issued financial statements.
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

In August 2016, FASB issued ASU 2016-15, Statement of Cash Flows (“Topic 230”): Classification of Certain Cash Receipts and Cash Payments, which addresses how certain cash receipts and payments are presented and classified in the statement of cash flows. These cash flow issues include debt prepayment or extinguishment costs, settlement of zero-coupon debt, contingent consideration payments made after a business combination, proceeds from the settlement of insurance claims, proceeds from the settlement of corporate-owned life insurance policies, distributions received from equity method investees, beneficial interests in securitization transactions and separately identifiable cash flows. This ASU is effective for fiscal years beginning after December 15, 2018, and interim periods within fiscal years beginning after December 15, 2019, with early adoption permitted, and should be applied retrospectively. The adoption of ASU 2016-15 did not have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of October 31, 2020 had a third-party accounts receivable balance, net of allowance, of $49.4. Topic 326 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In February 2016, FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes ASC Topic 840, Leases. Topic 842 requires lessees to recognize a lease liability and a lease asset for all leases, including operating leases, with a term greater than 12 months on its balance sheet. The update also expands the required quantitative and qualitative disclosures surrounding leases. Topic 842 will be applied using a modified retrospective transition approach for leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. In November 2019, FASB deferred the effective date for implementation of Topic 842 by one year and, in June 2020, FASB deferred the effective date by an additional year. The guidance under Topic 842 is effective for fiscal years beginning after December 15, 2021 and interim periods within fiscal years beginning after December 15, 2022. Earlier adoption is permitted. To assess the impact of this guidance, the Company has established a cross functional implementation project team and is currently in the process of accumulating and evaluating all the necessary information required to properly account for its lease portfolio under the new standard. The Company is in the process of developing its new accounting policies and determining the potential aggregate impact this guidance is likely to have on its condensed consolidated financial statements as of its adoption date.
NOTE 3 - Business Combinations

QES Merger

On July 28, 2020, the Company completed the Merger with QES, a diversified provider of oilfield services to onshore oil and natural gas E&P     companies operating in the United States. The Merger purchase price was approximately $44.4 with cash paid to settle QES debt, comprised of 3.4 million shares of the Company’s common stock. Based on the Company’s preliminary purchase price allocation, the purchase price was less than the fair value of the identifiable assets acquired, which resulted in a $38.7 bargain purchase gain being recorded on the condensed consolidated statements of operations for the nine months ended October 31, 2020. The Company recorded a reduction in bargain purchase gain of $2.4 during the three months ended October 31, 2020 related to continued evaluation of the preliminary purchase price allocation. In connection with the closing of the Merger, $9.7 in outstanding borrowings and associated fees and expenses of QES's five-year asset-based revolving credit agreement (the “QES ABL Facility”) were paid off. In addition, the Company assumed certain QES compensation agreements, including restricted stock units ("RSU"), with an estimated fair value of $2.0. Based on the service period related to the period prior to the acquisition date, $0.4 was allocated to the purchase price, and $1.6 relating to post-acquisition services will be recorded as operating expenses over the remaining requisite service periods. RSUs were valued based on the July 28, 2020 grant date.

The Merger was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. The Company expects to finalize its analysis during fiscal 2020. The following table summarizes the fair values of assets acquired and liabilities assumed in the Merger in accordance with ASC 805:

QES
Cash	$8.7
Accounts receivable-trade	12.2
Inventories(1)	11.8
Other current and non-current assets	6.3
Property and equipment	84.5
Accounts payable	(27.2)
Other current and non-current liabilities	(13.2)
Bargain purchase	(38.7)
Total purchase price (2)	$44.4

(1) After conforming to the Company’s inventory accounting policy, certain items acquired in the Merger were removed from Inventory balance and an offset was recorded to Bargain Purchase Gain.
(2) The total consideration transferred of $44.4 includes a cash transfer of $9.7 to pay off the QES ABL Facility.

The Company has substantially integrated portions of the QES business and, as a result, it is not practicable to report stand-alone revenues and operating (loss) earnings of the QES business since the Merger date.

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

On a pro forma basis to give effect to the Merger, as if it occurred on February 1, 2019, revenues, net loss and loss per diluted share for the three and nine months ended October 31, 2020 and 2019 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Revenues	$70.9	$242.8	$283.6	$815.6
Net loss	(35.9)	(116.7)	(353.7)	(134.5)
Loss per diluted share	(4.27)	(14.96)	(42.61)	(17.47)

2019 Acquisitions

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a provider of flowback and production testing services, operating primarily in the Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a provider of fishing and thru-tubing services in the Mid-Continent. The aggregate acquisition price of the acquisitions was approximately $74.6, comprised of approximately $47.0 in shares of the Company’s common stock issuable over time at a fixed price and approximately $27.6 in cash to the sellers and for the retirement of debt. Based on the Company’s final purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $51.2, of which $19.4 was allocated to intangible assets consisting of customer contracts and relationships and covenants not to compete, and $31.8 was allocated to goodwill. The useful life assigned to the customer contracts and relationships is 10 years, and the covenants not to compete are being amortized over their contractual periods of 1.5 - 3 years for Tecton and Red Bone.

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

Unaudited Supplemental Pro Forma Information

On a pro forma basis to give effect to the Tecton and Red Bone acquisitions, as if they occurred on February 1, 2019, revenues, net loss and loss per diluted share for the three and nine months ended October 31, 2020 and 2019 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Revenues	$70.9	$134.5	$190.1	$452.9
Net loss	(38.3)	(69.8)	(301.8)	(70.8)
Loss per diluted share	(4.56)	(15.50)	(50.26)	(15.90)
NOTE 4 - Merger and Integration Costs

Merger and integration costs were recorded separately from the acquisition of assets and assumptions of liabilities in the Merger. Merger costs consist of legal and professional fees and accelerated stock compensation expense. Integration costs consist of expenses to relocate corporate headquarters, integrate the QES business, reduce headcount, and consolidate service and support facilities.

Merger and integration costs totaled $9.8 and $36.3 for the three and nine months ended October 31, 2020, respectively. $2.7 and $3.0 were recorded to cost of sales in the interim condensed consolidated statements of operations for the three and nine months ended October 31, 2020, respectively. $2.7 and $28.9 were recorded to selling, general and administrative in the interim condensed consolidated statements of operations for the three and nine months ended October 31, 2020, respectively. Lease termination costs of $4.4 and $4.4 were recorded to impairment and other charges in the interim condensed consolidated statements of operations for the three and nine months ended October 31, 2020, respectively.

As the Company continues to integrate the QES business, there will be further charges in future periods relating to, among other things, fixed assets, facilities, workforce reductions and other assets.

The following table presents Merger and integration costs that were recorded for the three and nine months ended October 31, 2020 in the interim condensed consolidated statements of operations (in millions of U.S. dollars):

	Three Months Ended October 31, 2020	Nine Months Ended October 31, 2020
Merger costs	$1.3	$27.8
Integration costs	8.5	8.5
Total Merger and Integration Costs	$9.8	$36.3
NOTE 5 - Inventories, net
Inventories consisted of the following:

	October 31, 2020	January 31, 2020
Supplies	$14.1	$5.6
Plugs	5.8	6.1
Consumables	4.0	1.0
Work-in-progress	—	0.2
Other	1.4	0.6
Subtotal	25.3	13.5
Inventory reserve	(2.2)	(1.5)
Total inventories	$23.1	$12.0

Inventories, which consist of finished goods, primarily include plugs, packers and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $2.2 and $1.5 as of October 31, 2020 and January 31, 2020, respectively.

During the quarter ended October 31, 2020, the Company identified certain excess inventory of $1.2, which was written off to cost of sales in the condensed consolidated statement of operations.
NOTE 6 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			October 31, 2020	January 31, 2020
Land, buildings and improvements	1	—	40	$44.5	$38.2
Machinery	1	—	20	222.0	257.9
Furniture and equipment	1	—	15	183.0	216.7
Total property and equipment				449.5	512.8
Less accumulated depreciation				229.0	206.0
Property and equipment, net				$220.5	$306.8

Depreciation expense was $14.7 and $15.7 for the three months ended October 31, 2020 and 2019, respectively, and $40.0 and $45.1 for the nine months ended October 31, 2020 and 2019, respectively.

Assets Held for Sale

As of October 31, 2020, the Company’s condensed consolidated balance sheet includes assets classified as held for sale of $4.5. The assets held for sale are reported within other current assets on the condensed consolidated balance sheet and represent the value of five operational facilities. In light of the current market environment and as part of the ongoing integration of the QES business, the Company has consolidated operations within certain geographies rendering these locations unnecessary to support the efficient operations of the Company. These assets are being actively marketed for sale as of October 31, 2020 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 7 - Goodwill and Intangible Assets, Net

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		October 31, 2020			January 31, 2020
	Useful Life (Years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships (1)	10	$5.7	$3.1	$2.6	$43.0	$2.4	$40.6
Covenants not to compete	1.5 - 3	0.5	0.5	—	4.7	1.9	2.8
Developed technologies	15	—	—	—	3.3	0.9	2.4
Total intangible assets		$6.2	$3.6	$2.6	$51.0	$5.2	$45.8

(1) The customer contracts and relationships intangible asset’s useful life was reduced from 20 to 10 years as of July 31, 2020.

Amortization expense associated with intangible assets was $0.0 and $1.0 for the three months ended October 31, 2020 and 2019, respectively, and $3.8 and $2.9 for the nine months ended October 31, 2020 and 2019, respectively. Due to the accelerated amortization of intangible assets, the Company does not expect to recognize future material amortization expense related to intangible assets. During the nine months ended October 31, 2020, accelerated amortization of $2.7 was recognized related to the Company’s customer contracts and relationships long-lived intangible. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which has continued into 2020. During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures. The combination of the COVID-19 pandemic and supply concerns has driven a steep drop in oil prices, leading to decreases in demand for the Company’s services and lower current and expected revenues for the Company.

Based on the impairment indicators above, the Company performed a goodwill and long-lived asset impairment analysis during the three months ended April 30, 2020. The results of the impairment analysis concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to intangible assets and $141.2 related to property and equipment, which is included in the condensed consolidated statements of operations for the nine months ended October 31, 2020. This charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively.

Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, weighted average cost of capital, terminal growth rates, future market share and future market conditions, among others. The Company’s cash flow projections were a significant input into the April 30, 2020 fair values. See Note 10 for additional information regarding the fair value determination. If the Company continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the Company’s long-lived assets.

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 10 for additional information regarding the fair value determination. The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the condensed consolidated statements of operations for the nine months ended October 31, 2020. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of October 31, 2020.

During the second quarter 2020 review of the customer relationship intangible assets, an analysis of the future contributions to revenue from these customers resulted in forecast declines of approximately 50%. As a result of the review, the Company recognized a charge of $2.7 reflecting accelerated amortization to reduce the carrying value of its customer relationships intangible. The accelerated amortization charge is included in the condensed consolidated statements of operations for the nine months ended October 31, 2020.
NOTE 8 - Accrued Liabilities

Accrued liabilities consisted of the following:

	October 31, 2020	January 31, 2020
Accrued salaries, vacation and related benefits	$9.2	$13.9
Accrued property taxes	6.1	2.3
Accrued incentive compensation	1.1	2.3
Other accrued liabilities	17.4	7.7
Total accrued liabilities	$33.8	$26.2
NOTE 9 - Long-Term Debt
As of October 31, 2020, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of October 31, 2020 was $243.6. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of October 31, 2020 was $14.4.

As of October 31, 2020, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

Borrowings under the ABL Facility bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). There were no outstanding amounts under the ABL Facility as of October 31, 2020.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. During the three months ended October 31, 2020, the Company included the acquired QES current asset collateral into the borrowing base formula used to calculate the Company’s borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

Availability under the ABL Facility was $26.4 and $60.0 as of October 31, 2020 and January 31, 2020, respectively. The decrease in availability during the nine months ended October 31, 2020 is primarily related to lower levels of activity and correspondingly lower levels of accounts receivable at October 31, 2020.

The ABL Facility includes a financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the three months ended October 31, 2020, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of October 31, 2020, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of October 31, 2020.

Total letters of credit outstanding under the ABL Facility were $9.6 at October 31, 2020, of which $2.8 have been extinguished during the fourth quarter of 2020.
NOTE 10 - Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of October 31, 2020. The fair value of the Notes, based on market prices for publicly traded debt, which the Company classifies as Level 2 inputs, was $120.0 and $202.5 as of October 31, 2020 and January 31, 2020, respectively.

During the nine months ended October 31, 2020, goodwill and long-lived assets, including certain property and equipment and purchased intangibles subject to amortization, were impaired as a result of the first quarter 2020 interim goodwill and long-lived asset impairment tests. The goodwill Level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, both of which were unobservable. The long-lived asset Level 3 fair value was determined using the discounted cash flow analysis using the market and income approaches, both of which were unobservable.

Fair value is measured as of the impairment date. The carrying value and fair values of the impaired assets as of April 30, 2020 was $194.0 and $52.8 for property and equipment, net, $28.3 and $0.0 for goodwill, and $39.2 and $0.0 for intangible assets, net, respectively. See Note 7 for a discussion of the changes in goodwill and long-lived asset values due to impairment charges recorded during the nine months ended October 31, 2020.

NOTE 11 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

Environmental Regulations & Liabilities

The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. The Company continues to monitor the status of these laws and regulations. However, the Company cannot predict the future impact of such laws and regulations, as well as standards and requirements, on its business, which are subject to change and can have retroactive effectiveness. Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect on its condensed consolidated financial statement position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the future to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions that may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Litigation

During the year ended January 31, 2020, the Company discovered a credit card theft of approximately $2.6 (which is included in cost of sales for the year ended January 31, 2020) and promptly reported the theft to its insurers and law enforcement. The Company also filed suit against several third parties to recover damages related to the theft. During the three months ended October 31, 2020, the Company received an insurance reimbursement of $2.5 from insurance providers (which is included in cost of sales for the three and nine months ended October 31, 2020). The Company implemented additional expenditure controls to reduce the likelihood of similar thefts in the future, such as daily limits on all fuel cards and additional credit card activity reviews by management.

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

NOTE 12 - Accounting for Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which the compensation committee of the Board (the “Compensation Committee”) has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards. Compensation cost for the LTIP grants is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

Compensation cost recognized during the three and nine months ended October 31, 2020 and 2019 related to grants of restricted stock granted or approved by the Compensation Committee. Certain grants of restricted stock to directors and management accelerated in connection with the Merger on July 28, 2020, resulting in approximately $15.1 of stock-based compensation expense during the nine months ended October 31, 2020. As a result, stock-based compensation was $0.5 and $4.6 for the three months ended October 31, 2020 and 2019, respectively, and $17.2 and $13.6 for the nine months ended October 31, 2020 and 2019, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $4.5 at October 31, 2020.

As of the date of the QES acquisition, each unvested QES restricted stock unit award was converted into a replacement 0.0969 KLXE restricted stock unit award. Approximately 2.0 million shares of QES common stock subject to awards outstanding were converted to 0.2 million shares of common stock assumed by KLXE.

The Company also has a qualified Employee Stock Purchase Plan (the “ESPP”), the terms of which allow for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Because the ESPP did not have enough shares reserved to satisfy outstanding options to purchase during the offering period ended June 30, 2020, the Company refunded participants’ contributions. In addition, the Company agreed with QES to suspend the ESPP due to the Merger. As a result, compensation cost was $0.0 and $0.1 for the three months ended October 31, 2020 and 2019, respectively, and $0.0 and $0.2 for the nine months ended October 31, 2020 and 2019, respectively. The Company’s shareholders approved an amendment to the ESPP at the Company’s annual meeting on July 24, 2020, for an increase of 0.3 million shares to the ESPP’s share reserve.
NOTE 13 - Income Taxes

Income tax expense was $0.2 and $0.3 for the three and nine months ended October 31, 2020, respectively, and was comprised primarily of state and local taxes, compared to income tax benefit of $0.5 and $0.1 for the three and nine months ended October 31, 2019, respectively. The Company has a valuation allowance against its deferred tax balances, and as a result, it was unable to recognize a tax benefit at the federal statutory rate of 21% on its year to date losses.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has deferred the employer portion of FICA tax payments of $2.9 as of October 31, 2020. This deferral is included in other non-current liabilities on the condensed consolidated balance sheet. These payments are due in two installments: half on December 31, 2021; and half on December 31, 2022. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 14 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the CODM. As a result, the CODM has determined the Company has three reportable segments.

The following table presents revenues and operating (loss) earnings by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Revenues
Southwest	$24.8	$38.5	$53.4	$149.8
Rocky Mountains	18.2	57.6	70.1	169.7
Northeast/Mid-Con	27.9	38.4	66.6	125.7
Total revenues	70.9	134.5	190.1	445.2
Operating (loss) earnings (1)(2)
Southwest	(8.2)	(36.1)	(113.5)	(30.9)
Rocky Mountains	(4.6)	8.7	(45.2)	31.8
Northeast/Mid-Con	(4.0)	(22.1)	(104.2)	(6.0)
Corporate and other (1)(2)	(11.2)	(13.6)	(54.6)	(44.6)
Bargain purchase gain	(2.4)	—	38.7	—
Total operating loss	(30.4)	(63.1)	(278.8)	(49.7)
Interest expense, net	7.7	7.2	22.7	21.7
Loss before income tax	$(38.1)	$(70.3)	$(301.5)	$(71.4)
(1) Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item. The change will better reflect the CODM’s philosophy on assessing performance and allocating resources, as well as improve comparability to the Company’s peer group.
(2) Operating loss for the nine-month period ended October 31, 2020 includes impairment and other charges of $213.1 which is comprised of a goodwill and long-lived asset impairment charge of $208.7, of which $91.3 was attributable to the Southwest segment, $28.3 was attributable to the Rocky Mountains segment and $89.1 was attributable to the Northeast/Mid-Con segment, and a lease termination charge of $4.4, of which $2.3 was attributable to Corporate and other and $1.4 and $0.7 was attributable to the Southwest and Northeast/Mid-con segments, respectively.

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	October 31, 2020				October 31, 2019
	Southwest	Rocky Mountains	Northeast /Mid-Con	Total	Southwest	Rocky Mountains	Northeast /Mid-Con	Total
Drilling	$7.1	$0.2	$8.0	$15.3	$2.5	$—	$8.5	$11.0
Completion	11.9	8.9	10.3	31.1	24.2	31.4	11.1	66.7
Production	1.5	4.3	1.7	7.5	3.9	13.3	6.2	23.4
Intervention	4.3	4.8	7.9	17.0	7.9	12.9	12.6	33.4
Total revenues	$24.8	$18.2	$27.9	$70.9	$38.5	$57.6	$38.4	$134.5

	Nine Months Ended
	October 31, 2020				October 31, 2019
	Southwest	Rocky Mountains	Northeast /Mid-Con	Total	Southwest	Rocky Mountains	Northeast /Mid-Con	Total
Drilling	$9.2	$0.2	$17.5	$26.9	$8.4	$0.1	$30.0	$38.5
Completion	27.5	40.1	24.8	92.4	97.6	96.3	29.8	223.7
Production	5.5	15.0	6.7	27.2	15.9	36.9	26.6	79.4
Intervention	11.2	14.8	17.6	43.6	27.9	36.4	39.3	103.6
Total revenues	$53.4	$70.1	$66.6	$190.1	$149.8	$169.7	$125.7	$445.2

The following table presents total assets by segment:

	October 31, 2020 (1)	January 31, 2020
Southwest	$93.2	$153.3
Rocky Mountains	118.2	186.8
Northeast/Mid-Con	97.7	144.2
Total	309.1	484.3
Corporate and other	88.5	139.1
Total assets	$397.6	$623.4
(1) See Note 7 for a discussion of the goodwill and long-lived asset impairment charge recorded during the nine months ended October 31, 2020.

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Southwest	$0.8	$1.9	$3.0	$16.0
Rocky Mountains	0.9	2.8	4.3	24.2
Northeast/Mid-Con	0.6	5.1	2.2	23.0
Corporate and other	0.3	0.8	1.6	4.2
Total capital expenditures	$2.6	$10.6	$11.1	$67.4

NOTE 15 - Net Loss Per Common Share

On July 28, 2020, immediately prior to consummation of the Merger, the Reverse Stock Split Amendment became effective and thereby effectuated the 1-for-5 Reverse Stock Split of the Company’s issued and outstanding common stock.

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended October 31, 2020 and 2019, 0.3 and 0.4 million shares of the Company’s common stock, respectively, and for the nine months ended October 31, 2020 and 2019, 0.5 million and 0.9 million shares, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and nine months ended October 31, 2020 and 2019 are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2020	October 31, 2019	October 31, 2020	October 31, 2019
Net loss	$(38.3)	$(69.8)	$(301.8)	$(71.3)
(Shares in millions) (2)
Basic weighted average common shares	8.4	4.5	6.0	4.4
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	8.4	4.5	6.0	4.4

Basic net loss per common share (1) (2)	$(4.56)	$(15.50)	$(50.26)	$(16.20)
Diluted net loss per common share (1) (2)	$(4.56)	$(15.50)	$(50.26)	$(16.20)
(1) On July 28, 2020, each issued and outstanding share of QES common stock was automatically converted into the right to receive 0.0969 shares of KLXE common stock, which reflects adjustment for the 1-for-5 Reverse Stock Split of the KLXE common stock effected immediately prior to the consummation of the Merger.

(2) Shares and per share data have been retroactively adjusted to reflect the Company’s 1-for-5 Reverse Stock Split effective July 28, 2020.
FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward-looking statements to encourage companies to provide prospective information to investors. This Quarterly Report on Form 10-Q (this “Quarterly Report”) includes forward-looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward-looking statements include all statements that are not historical in nature or are not current facts. When used in this Quarterly Report, the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could,” “will” or the negative of these terms or similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. These forward-looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events.

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the U.S. Securities and Exchange Commission (the “SEC”), in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, previously filed fiscal 2020 Quarterly Reports on Form 10-Q and in this Quarterly Report, including the following factors:

•the extraordinary market environment and impacts resulting from the COVID-19 pandemic and related swift and material decline, as well as increased volatility, in national and global crude oil demand and crude oil prices;
•the possibility of inefficiencies, curtailments or shutdowns in our customers’ operations, whether due to infection in the workforce or in response to reductions in demand;
•uncertainty regarding our future operating results;
•our ability to successfully integrate the assets and operations that we acquired in connection with our acquisition of Quintana Energy Services Inc. and its affiliates (“QES”) and to realize anticipated revenues, cost savings or other anticipated benefits of such acquisition;
•regulation of and dependence upon the energy industry;
•the cyclical nature of the energy industry;
•market prices for fuel, oil and natural gas;
•our ability to maintain acceptable pricing for our services;

•competitive conditions;
•legislative or regulatory changes and potential liability under federal and state laws and regulations;
•decreases in the rate at which oil or natural gas reserves are discovered or developed;
•the impact of technological advances on the demand for our products and services;
•delays of customers obtaining permits for their operations;
•hazards and operational risks that may not be fully covered by insurance;
•the write-off of a significant portion of intangible assets;
•the need to obtain additional capital or financing, and the availability and/or cost of obtaining such capital or financing;
•limitations that our organizational documents, debt instruments and U.S. federal income tax requirements may have on our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock;
•general economic conditions;
•our credit profile;
•changes in supply, demand and costs of equipment;
•oilfield anti-indemnity provisions;
•seasonal and adverse weather conditions that can affect oil and natural gas operations;
•reliance on information technology resources and the inability to implement new technology and services;
•the possibility of terrorist or cyberattacks and the consequences of any such attacks;
•increased labor costs or our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled workers and qualified workers;
•the inability to successfully consummate acquisitions or inability to manage potential growth; and
•our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In millions of U.S. dollars and shares)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as our Annual Report on Form 10-K for the fiscal year ended January 31, 2020. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Note Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis addresses the results of our operations for the three and nine months ended October 31, 2020, as compared to our results of operations for the three and nine months ended October 31, 2019. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE ("Merger Sub"), with and into QES, with QES surviving the merger as a subsidiary of KLXE (the "Merger") closed on July 28, 2020. Unless otherwise noted or the context requires otherwise, references herein to KLX Energy Services with respect to time periods prior to July 28, 2020 include KLX Energy Services and its consolidated subsidiaries and do not include QES and its consolidated subsidiaries, while references herein to KLX Energy Services with respect to time periods from and after July 28, 2020 include QES and its consolidated subsidiaries.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. In 2018, we acquired Motley Services, LLC (“Motley”) and, during 2019, we acquired Tecton Energy Services (“Tecton”) and Red Bone Energy Services LLC (“Red Bone”). We recently acquired QES during the second quarter of 2020 pursuant to the Merger and, by doing so, helped establish KLXE as an industry leading provider of asset-light oilfield solutions across the full well lifecycle, including drilling, completion, production and intervention services and products (our “product service lines” or “PSLs”) to the major onshore oil and gas producing regions of the United States.

On July 26, 2020, the Company’s board of directors (the “Board”) approved a 1-for-5 reverse stock split to stockholders that became effective at 12:01 a.m. on July 28, 2020 (the “Reverse Stock Split”). On July 28, 2020, we successfully completed the all-stock Merger with QES. At the time of the closing, the holders of QES common stock received 0.0969 shares of KLXE common stock in exchange for each share of QES common stock held. KLXE and QES stockholders owned approximately 59% and 41%, respectively, of the equity of the combined company on a fully-diluted basis. As a result of the Merger, our Board is now comprised of nine directors, consisting of five directors designated by KLXE and four directors designated by QES. Additionally, Christopher J. Baker, the former President and Chief Executive Officer of QES, now serves as our President and Chief Executive Officer, and Keefer M. Lehner, the former Executive Vice President and Chief Financial Officer of QES, now serves as our Executive Vice President and Chief Financial Officer.

The Merger of KLXE and QES provides increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The Merger combines two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leverages two of the largest fleets of coiled tubing and wireline assets, with KLXE becoming a leading provider of large diameter coiled tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market.

After closing the Merger, the Company has been focused on integrating personnel, facilities, processes and systems across all functional areas of the organization. As of October 31, 2020, the Company has implemented approximately $40.0 of annualized cost savings. The Company has increased the annualized run-rate cost saving estimate by $6.0 and now expects to generate annualized cost savings of $46.0. We are diligently focused on generating cost savings from the Merger and have realized such savings through eliminating KLXE's legacy corporate headquarters in Wellington, Florida, rationalizing associated corporate functions to Houston, and capturing operational synergies in the areas of personnel, facilities and rolling stock. The Company expects the remaining cost synergies to be fully implemented as of the end of the first quarter of fiscal 2021 on an annualized basis, several months ahead of the timing at the announcement of the Merger. Additional synergies will be realized as management continues to rationalize redundant Houston and operational facilities and align common roles, processes and systems throughout each function and region. The Merger also enhances the Company’s ability to effect further industry consolidation. Looking ahead, the Company expects to pursue strategic, accretive consolidation opportunities that further strengthen the Company’s competitive positioning and capital structure and drive efficiencies, accelerate growth and create long‑term stockholder value.

Company Overview

We serve many of the leading companies engaged in the exploration and development of onshore conventional and unconventional oil and natural gas reserves in the United States. Our customers are primarily large independent and major oil and gas companies. We currently support these customer operations from over 50 service facilities located in the key major shale basins. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). Our revenues, operating (losses) earnings and identifiable assets are primarily attributable to these three reportable geographic segments. While we manage our business based upon these geographic groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 23 patents and 17 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

We utilize contract manufacturers to produce our products, which, in many cases, our engineers have developed from input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. This approach leverages our technical strengths, as well as those of our technology partners. These services and related products are modest in cost to the customer relative to other well construction expenditures but have a high cost of failure and are, therefore, mission critical to our customers’ outcomes. We believe our customers have come to depend on our decades of field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company to service customers when they are drilling and completing complex wells, and remediating both newer and older legacy wells.

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

Segment Reporting

The Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the CODM to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three and nine months ended October 31, 2020, to the Company’s three reportable segments decreased $11.2 and $54.6, respectively. For the three and nine months ended October 31, 2019, the total corporate overhead costs allocated to the Company’s three reportable segments decreased $13.6 and $44.6, respectively.

In conjunction with the change in presentation of reportable segments, the Company also changed its presentation of segment assets. Historically, and through July 31, 2020, the Company’s corporate assets were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the presentation of total assets to present corporate assets separately as a reconciling item in its segment reporting disclosures. As a result of the change in presentation, the total corporate assets allocated to the Company’s three reportable segments decreased by $88.5 and $139.1 as of October 31, 2020 and January 31, 2020, respectively.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the three and nine months ended October 31, 2020, the total drilling revenues reported within segment reporting was $15.3 and $26.9, respectively. For the three and nine months ended October 31, 2019, the total drilling revenues reported within segment reporting was $11.0 and $38.5, respectively.

These current period changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the condensed consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. For example, the oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which has continued into 2020. During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic emerged and continues to apply significant downward pressure on the global economy and oil demand and prices. National and global demand for oil has been volatile due to uncertainty around the extent and duration of the COVID-19 pandemic, which has led North American operators to announce significant cuts to planned 2020 capital expenditures and caused continued acceleration of upstream oil and gas bankruptcies.

The reduced activity levels have led to a plunging North America onshore rig count, which fell by 68% for the first half of 2020. For the three months ended October 31, 2020, rig count increased by a total of 44 rigs, but for the nine months ended October 31, 2020, rig count decreased by a total of 480 rigs.

The extent and duration of the continued global impact of the COVID-19 pandemic is unknown. While economic activity has increased from the April 2020 lows, concerns about a COVID-19 resurgence have slowed the pace of a full return of social and commercial activity. The combination of the COVID-19 pandemic and supply concerns has driven a steep drop in oil prices, leading to decreases in demand for the Company’s services. WTI decreased by approximately $18.38, or 34.0%, to $35.64 per barrel (“Bbl”) as of October 31, 2020, compared to the closing price on October 31, 2019 of $54.02 per Bbl. Subsequent to October 31, 2020, prices have increased based on the announcement of potential vaccines for COVID-19, but there is no certainty that they will not experience extreme volatility again.

Market demand for our services during the third quarter of 2020 remained challenged due to the COVID-19 pandemic and macro supply and demand concerns. There has been far too much uncertainty to predict the timing of a recovery. However, our completions services have been the first to reflect an improvement in market activity, as operators have focused on completing their backlog of drilled uncompleted wells from earlier in the year. We began to see an uptick in activity at the end of the second quarter and the third quarter delivered notable increases in scheduled work, which drove the demand for coiled tubing, technical services and rentals services.

An increase in completions activity during the third quarter has driven the market rebound, while drilling activity has been slower to rebound with rig count bottoming in August 2020 and rebounding 52 rigs, or 22.8%, subsequently. We believe our diverse product and service offerings uniquely positions KLXE to respond to a rapidly evolving marketplace where we can provide a comprehensive suite of engineered solutions for our customers with one call and one master services agreement.

Oil and natural gas prices are expected to continue to be volatile as a result of the near term demand instability, the ongoing COVID-19 outbreaks and as changes in oil and natural gas inventories, industry demand and global and national economic performance are reported. Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to: the extent and duration of price reductions and production instability by the Organization of Petroleum Exporting Countries and all other oil producing nations (“OPEC+”) and other oil exporting nations; the effect of U.S. energy, monetary and trade policies on the economy and demand; U.S. and global economic conditions; U.S. and global political and economic developments; the impact of the ongoing COVID-19 outbreaks; and conditions in the U.S. oil and gas industry and the resulting demand and pricing for domestic land oilfield services.

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

The reduction in oil prices to current levels and the ongoing effects of the global COVID-19 outbreaks resulted in significant market instability. The potential for a prolonged reemergence of or further spikes in COVID-19 outbreaks may result in a global recession, with the possibility of further bankruptcies of E&P companies and a significant decline in demand and prices for oilfield services during 2020. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

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

We believe our operating cost structure is now materially lower than during historical financial reporting periods and the realization of the $46.0 of expected cost synergies associated with the Merger will only further reduce our cost structure and afford us greater flexibility to respond to changing industry conditions. The implementation of integrated, company-wide management information systems and processes provides more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. Historically, we believed our services generated margins superior to our competitors based upon the differential quality of our performance, and that these margins would contribute to future cash flow generation. The required investment in our business includes both working capital (principally for accounts receivable, inventory and accounts payable growth tied to increasing activity and revenues) and capital expenditures for both maintenance of existing assets and ultimately growth when returns justify the spending. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-light nature of our services, the average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets.

How We Evaluate Our Operations

Key Financial Performance Indicators
We recognize the highly cyclical nature of our business and the need for metrics to (1) best measure the trends in our operations and (2) provide baselines and targets to assess the performance of our managers.

The measures we believe most effective to achieve the above stated goals include:

•Revenue

•Adjusted EBITDA: Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net earnings or cash flows as determined by GAAP. We define Adjusted EBITDA as net earnings (loss) before interest, taxes, depreciation and amortization, further adjusted for (i) goodwill and/or long-lived asset impairment charges, (ii) stock-based compensation expense, (iii) restructuring charges, (iv) transaction and integration costs related to acquisitions and (v) other expenses or charges to exclude certain items that we believe are not reflective of ongoing performance of our business.
•Adjusted EBITDA Margin: Adjusted EBITDA Margin is defined as Adjusted EBITDA, as defined above, as a percentage of revenue.

We believe Adjusted EBITDA is useful because it allows us to supplement the GAAP measures in order to evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA (Loss) because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) earnings as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

Results of Operations
Three Months Ended October 31, 2020 Compared to Three Months Ended October 31, 2019

Revenue.

	Three Months Ended
	October 31, 2020	October 31, 2019	% Change
Revenue:
Southwest	$24.8	$38.5	(35.6)%
Rocky Mountains	18.2	57.6	(68.4)%
Northeast/Mid-Con	27.9	38.4	(27.3)%
Total revenue	$70.9	$134.5	(47.3)%

For the quarter ended October 31, 2020, revenues of $70.9, decreased by $63.6, or 47.3%, as compared with the prior year period. Rocky Mountains segment revenue declined by $39.4, or 68.4%, Northeast/Mid-Con segment revenues declined by $10.5, or 27.3%, and Southwest segment revenue declined by $13.7, or 35.6%. On a product line basis, drilling revenues increased by $4.3, or 39.1%, due to the incremental drilling service revenues acquired in the Merger with QES. Completion, production and intervention services revenues decreased by approximately $35.6, $15.9 and $16.4, respectively, as compared to the same period in the prior year. The overall decrease in revenues reflects the lingering impacts of the unforeseen and sudden global oil market share dispute and the prolonged demand destruction caused by the COVID-19 pandemic, resulting in a depression in oil prices, a historically low rig count and, ultimately, decreased demand for services such as those provided by the Company.

Cost of sales. For the quarter ended October 31, 2020, cost of sales was $80.1, or 113.0% of sales, as compared to the prior year period of $119.3, or 88.7% of sales. Cost of sales as a percentage of revenues increased primarily due to negative operating leverage related to the 47.3% year-over-year decline in revenues as the significant decline in revenues outpaced the reduction in fixed costs. Cost of sales included $14.7 and $15.7 of depreciation expense for the three months ended October 31, 2020 and 2019, respectively.

Selling, general and administrative expenses. For the quarter ended October 31, 2020, selling, general and administrative (“SG&A”) expenses was $14.3, or 20.2% of revenues, as compared with $31.7, or 23.6% of revenues, in the prior year period. The cost reduction initiatives resulting in lower headcount and fixed costs, as compared to the prior year period, were offset by non-recurring items related to the Merger and integration such as severance costs and legal and professional fees totaling $2.7. The Company also recorded a reduction in the bargain purchase gain of $2.4 related to the Merger.

Operating (loss) earnings. The following is a summary of operating (loss) earnings by segment:

	Three Months Ended
	October 31, 2020	October 31, 2019	% Change
Operating (loss) earnings:
Southwest	$(8.2)	$(36.1)	77.3%
Rocky Mountains	(4.6)	8.7	(152.9)%
Northeast/Mid-Con	(4.0)	(22.1)	81.9%
Corporate and other	(11.2)	(13.6)	17.6%
Bargain purchase gain	2.4	—	NMF
Total operating loss	$(30.4)	$(63.1)	51.8%

For the quarter ended October 31, 2020, operating loss was $30.4 compared to operating loss of $63.1 in the prior year period, due to a decrease in impairment and other charges of $41.4 offset by a reduction in revenues due to reduced activity and pricing pressure caused by the COVID-19 pandemic and international pricing and production disputes, as well as non-recurring items related to the Merger.

Rocky Mountains segment operating loss was $4.6, Northeast/Mid-Con segment operating loss was $4.0 and Southwest segment operating loss was $8.2 for the three months ended October 31, 2020, in each case primarily driven by lower revenues as a result of decreased demand for the Company's products and services.

Income tax expense (benefit). For the quarter ended October 31, 2020, income tax expense was $0.2, as compared to income tax benefit of $0.5 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the quarter ended October 31, 2020, net loss was $38.3, as compared to $69.8 in the prior year period, primarily due to a decrease in impairment and other charges of $41.4.

Correction of errors. During the three months ended October 31, 2020, the Company determined that accumulated depreciation was overstated following the impairment of certain property and equipment in prior periods. As a result, a prior period correction of $3.7 to reduce accumulated depreciation and depreciation expense was recorded during the three months ended October 31, 2020, of which $2.3 relates to depreciation expense recognized in the three months ended July 31, 2020 for assets impaired as of April 30, 2020.

In addition, the Company identified a $2.0 gain on termination of leased vehicles which related to the three months ended July 31, 2020 but was recorded in the three months ended October 31, 2020. There was no impact to the condensed consolidated financial statements as of and for the nine months ended October 31, 2020 related to this error.

The Company concluded the errors were not material to previously issued financial statements.

Nine Months Ended October 31, 2020 Compared to Nine Months Ended October 31, 2019

Revenue. The following table provides revenues by segment for the periods indicated:

	Nine Months Ended
	October 31, 2020	October 31, 2019	% Change
Revenue:
Southwest	$53.4	$149.8	(64.4)%
Rocky Mountains	70.1	169.7	(58.7)%
Northeast/Mid-Con	66.6	125.7	(47.0)%
Total revenue	$190.1	$445.2	(57.3)%

For the nine months ended October 31, 2020, revenues of $190.1 decreased by $255.1, or 57.3%, as compared with the prior year period. Rocky Mountains segment revenue declined by $99.6, or 58.7%, Northeast/Mid-Con segment revenue declined by $59.1, or 47.0%, and Southwest segment revenue declined by $96.4, or 64.4%. On a product line basis, completion, drilling, production and intervention services revenues decreased by approximately $131.3, $11.6, $52.2 and $60.0, respectively, as compared to the same period in the prior year. The overall decrease in revenues reflects the lingering impacts of the unforeseen global oil market share dispute and the prolonged demand destruction caused by the COVID-19 pandemic, resulting in a depression in oil prices, a historically low rig count and, ultimately, decreased demand for services such as those provided by the Company.

Cost of sales. For the nine months ended October 31, 2020, cost of sales was $220.4, or 115.9% of sales, as compared to the prior year period of $367.6, or 82.6% of sales. Cost of sales as a percentage of revenues increased primarily due to negative operating leverage related to the 57.3% year-over-year decline in revenues as the significant decline in revenues outpaced the reduction in fixed costs. Cost of sales included $40.0 and $45.1 of depreciation expense for the nine months ended October 31, 2020 and 2019, respectively.

Selling, general and administrative expenses. SG&A expenses during the nine months ended October 31, 2020 were $73.5, or 38.7% of revenues, as compared with $79.2, or 17.8% of revenues, in the prior year period. The bargain purchase gain on the Merger of $38.7 was partially offset by other non-recurring items related to the Merger and integration totaling $28.9. R&D costs during the nine months ended October 31, 2020 were $0.6, as compared to the prior year period of $2.3, reflecting our continued focus on maintaining an in-house R&D function while scaling costs to adjust to current levels of customer demand.

Operating (loss) earnings. The following is a summary of operating (loss) earnings by segment:

	Nine Months Ended
	October 31, 2020	October 31, 2019	% Change
Operating (loss) earnings:
Southwest	$(113.5)	$(30.9)	(267.3)%
Rocky Mountains	(45.2)	31.8	(242.1)%
Northeast/Mid-Con	(104.2)	(6.0)	NMF
Corporate and other	(54.6)	(44.6)	(22.4)%
Bargain purchase gain	(38.7)	—	NMF
Total operating (loss) earnings	$(278.8)	$(49.7)	(461.0)%

For the nine months ended October 31, 2020, operating loss was $278.8, as compared to operating loss of $49.7 in the prior year period, largely driven by a reduction in revenues due to reduced activity and pricing pressure caused by the COVID-19 pandemic and international pricing and production disputes, as well as non-recurring items related to the Merger and increased impairment and other charges of $167.3.

For the nine months ended October 31, 2020, Rocky Mountains segment operating loss was $45.2, Northeast/Mid-Con segment operating loss was $104.2 and Southwest segment operating loss was $113.5, in each case primarily driven by lower revenues as a result of decreased demand for the Company's products and services.

Income tax expense (benefit). Income tax expense was $0.3 for the nine months ended October 31, 2020, as compared to income tax benefit $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. Net loss for the nine months ended October 31, 2020 was $301.8, as compared to $71.3 in the prior year period, primarily due to decreased demand and increased impairment and other charges as described above.
Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders and borrowings under the Company’s $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”) and cash flows from operations. At October 31, 2020, we had $79.8 of cash and cash equivalents and $26.4 available on the ABL Facility, which resulted in a total liquidity position of $106.2. During the fourth quarter of 2020, $2.8 of the outstanding letters of credit have been extinguished, further increasing the Company’s liquidity position.

Volatile WTI prices, challenges created by the global COVID-19 pandemic and the current oil supply demand imbalance have further decreased demand for our services. Our cash flow used in operations for the nine months ended October 31, 2020 was approximately $35.8 in cash flows. In response to declining customer activity and commodity price instability, we recently implemented a series of additional cost reductions to reduce our cost structure. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our cash available. The COVID-19 outbreak and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter and in the second and third quarters, and we expect lower pricing and activity levels to continue until there are clear signs of a commodity price recovery. Additionally, should our customers experience financial distress due to the current market conditions, they could default on their payments owed to us, which would affect our cash flows and liquidity.

Our primary use of capital resources has been for funding working capital and investing in property and equipment used to provide our services. Our primary uses of cash are critical maintenance capital expenditures and investments. We regularly monitor potential capital sources, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly affected the value of our common stock, which may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings.

At October 31, 2020, we had $79.8 of cash and cash equivalents. Cash on hand at October 31, 2020 decreased by $43.7, as compared with $123.5 cash on hand at January 31, 2020 as a result of $35.8 of cash flows used by operating activities primarily related to $14.8 of interest, and $9.7 to pay down QES's five year asset-based revolving credit agreement; and $10.3 of cash flows used in investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

Net working capital as of October 31, 2020 was $20.5, a decrease of $26.9 as compared with net working capital at January 31, 2020. As of October 31, 2020, total current assets excluding cash decreased by $16.3 and total current liabilities increased by $10.6. The decrease in current assets was primarily related to a decrease in accounts receivable of $29.8. The increase in total current liabilities was due to a $3.0 and $7.6 increase in accounts payable and accrued liabilities, respectively.

The following table sets forth our cash flows for the periods presented below:

	Nine Months Ended
	October 31, 2020	October 31, 2019
Net cash (used in) provided by operating activities	$(35.8)	$53.2
Net cash used in investing activities	(10.3)	(94.5)
Net cash provided by (used in) financing activities	2.4	(1.4)
Net change in cash	(43.7)	(42.7)
Cash balance end of period	$79.8	$121.1

Net cash (used in) provided by operating activities

Net cash used in operating activities was $35.8 for the nine months ended October 31, 2020, as compared to net cash provided by operating activities of $53.2 for the nine months ended October 31, 2019. The decrease in operating cash flows was primarily attributable to the decrease in revenues across all operating segments and most PSLs driven by the current slowdown and market headwinds. In addition, the overall cash collected from the reduction in working capital could not offset the decline in operating leverage, and thus, the Company incurred an operating loss for the nine months ended October 31, 2020.

Net cash used in investing activities

Net cash used in investing activities was $10.3 for the nine months ended October 31, 2020, as compared to net cash used in investing activities of $94.5 for the nine months ended October 31, 2019. The cash flow used in investing activities for the nine months ended October 31, 2020 was primarily driven by critical maintenance capital spending tied to the operation of our existing asset base. These investments were offset by the sale of trucks and other idle assets resulting from the cost reduction initiatives.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $2.4 for the nine months ended October 31, 2020 due to a change in financed payables, compared to net cash used in financing activities of $1.4 for the nine months ended October 31, 2019. During the nine months ended October 31, 2020, $0.4 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. During the three months ended October 31, 2020, the Company included the acquired QES current asset collateral into the borrowing base formula used to calculate the KLXE borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. No amounts were outstanding under the ABL Facility as of October 31, 2020. The effective interest rate under the ABL Facility would have been approximately 2.75% on October 31, 2020.

The ABL Facility includes a financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the three months ended October 31, 2020, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of October 31, 2020, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of October 31, 2020.

In conjunction with the acquisition of Motley in 2018, we issued $250.0 of Notes due 2025 offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of October 31, 2020 was $243.6. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of October 31, 2020 was $14.4.

We believe our cash on hand, along with $26.4 of availability under our $100.0 undrawn ABL Facility, provides us with the ability to fund our operations, make planned capital expenditures, repurchase our debt or equity securities, meet our debt service obligations and provide funding for potential future acquisitions.

Capital Requirements and Sources of Liquidity

Our capital expenditures were $11.1 during the nine months ended October 31, 2020, compared to $67.4 in the nine months ended October 31, 2019. We expect to incur between $13.0 and $15.0 in capital expenditures for the year ending January 31, 2021, based on current industry conditions and our recent significant investments in capital expenditures over the past several years. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our $100.0 ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio), none of which was drawn at October 31, 2020.

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

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2019 Annual Report on Form 10-K filed with the SEC on March 24, 2020 and this quarterly report on Form 10-Q as of the fiscal quarter ended October 31, 2020.

We completed our acquisition of QES on July 28, 2020. QES's results of operations have been included in our financial results for the period subsequent to the acquisition date.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain.

When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to bargain purchase gain if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the condensed consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

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

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” to our condensed consolidated financial statements for a discussion of recently issued accounting pronouncements. As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are offered an opportunity to use an extended transition period for the adoption of new or revised financial accounting standards. We operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

ITEM 4.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the Commission’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers (who are our Chief Executive Officer and Chief Financial Officer, respectively), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report for the quarter ended October 31, 2020, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were not effective as of October 31, 2020, due to the material weakness in internal control over financial reporting as described below.

Material Weakness

We identified a material weakness in our internal control over financial reporting as of October 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to inadequate review of the measurement of depreciation expense for impaired property and equipment.

Remediation Plan

We are currently in the process of remediating the material weakness and have taken and continue to take steps that we believe will address the underlying causes of the material weakness. Steps we are taking or have taken include transitioning key roles following the Merger, hiring of additional accounting personnel, providing training, and enhancing review controls of the measurement of depreciation expense.

We can give no assurance that these actions will remediate this deficiency in internal control or that additional material weaknesses or significant deficiencies in our internal control over financial reporting will not be identified in the future. Additionally, this material weakness could result in misstatements to our financial statements or disclosures that would result in material misstatements to our annual or interim consolidated financial statements that would not be prevented or detected.

As we continue to evaluate and work to improve our internal control over financial reporting, our management may determine to take additional measures to address the material weakness identified above or determine to modify the remediation steps described above. Until the remediation steps set forth above are fully developed, implemented and operating for a sufficient amount of time to validate the remediation, the material weakness described above will continue to exist.

Changes in Internal Control over Financial Reporting

Other than the material weakness noted above and efforts to remediate the reported material weakness, there have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.
PART II – OTHER INFORMATION

ITEM 1.	LEGAL PROCEEDINGS

The Company is a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s financial condition, cash flows and results of operations.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2020, and our Quarterly Reports on Form 10-Q for the quarters ended April 30, 2020 and July 31, 2020.

We have identified a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.

We and our independent registered public accounting firm have identified a material weakness in internal control over financial reporting as of October 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is related to inadequate review of the measurement of depreciation expense for impaired property and equipment. As a result of this material weakness, our management concluded that our internal control over financial reporting was not effective as of October 31, 2020.

We are enhancing our internal controls, processes and related documentation necessary to remediate our material weakness. We have taken, and continue to take, the following actions: transitioning key roles following the merger with Quintana Energy Services, Inc.; hiring of additional accounting personnel; providing training; and enhancing review controls of the measurement of depreciation expense.

We can give no assurance that the measures we have taken and plan to take in the future will remediate the material weakness identified or that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.

Any failure to maintain effective internal controls could adversely impact our ability to report our financial results on a timely and accurate basis. Ineffective internal controls could also potentially cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our common stock.

When we cease to be an “emerging growth company” under the federal securities laws, our registered public accounting firm will be required to express an opinion on the effectiveness of our internal controls. If we are unable to confirm that our internal control over financial reporting is effective, or if our registered public accounting firm is unable to express an opinion on the effectiveness of our internal controls, we could potentially lose investor confidence in the accuracy and completeness of our financial reports, which could cause the price of our common stock to decline.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Not applicable.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc’s Quarterly Report on Form 10-Q, filed on September 8, 2020, File No. 001-38609).

3.2
Third Amended and Restated Bylaws of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc.'s Current Report on Form 8-K, filed on December 8, 2020, File No. 001-38609).

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
President and Chief Executive Officer

Date: December 9, 2020

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: December 9, 2020

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: December 9, 2020