Form 10-K
period 2021-01-31
KLX Energy Services Holdings, Inc.
filed 2021-04-28
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended January 31, 2021
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File Number: 01-38609
 KLX Energy Services Holdings, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-4904146
(State of incorporation)	(I.R.S. Employer Identification No.)
3040 Post Oak Boulevard, 15th Floor,
Houston, TX 77056
(832) 844-1015
(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common stock, par value $0.01 per share	KLXE	The Nasdaq Global Select Market

Securities registered pursuant to Section 12(g) of the Act: None
Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☐ No ☒
Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days.   Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes ☒ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

		Emerging growth company	☒
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of July 31, 2020, the aggregate market value of the registrant’s common stock held by non‑affiliates was approximately $52.2 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The number of shares of the registrant’s common stock, par value $0.01 per share, outstanding at April 26, 2021, was 8,834,886.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on June 8, 2021, which proxy statement will be filed with the Securities and Exchange Commission within 120 days of January 31, 2021 are incorporated by reference in Part III.

KLX Energy Services Holdings, Inc.
Form 10-K

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward‑looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10‑K (this “Form 10‑K”) includes forward‑looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward‑looking statements include all statements that are not historical in nature or are not current facts. When used in this Annual Report, the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could,” “will” or the negative of these terms or similar expressions are intended to identify forward‑looking statements, although not all forward-looking statements contain such identifying words.

These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward‑looking statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the "SEC"), in particular those discussed under “Item 1A. Risk Factors,” as well as “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Form 10‑K, including the following factors:

•the extraordinary market environment and impacts resulting from the coronavirus ("COVID-19") pandemic and related swift and material decline, as well as increased volatility, in national and global crude oil demand and crude oil prices;
•the possibility of inefficiencies, curtailments or shutdowns in our customers’ operations, whether due to COVID-19 repercussions in the workforce or in response to reductions in demand;
•uncertainty regarding our future operating results;
•regulation of and dependence upon the energy industry;
•the cyclical nature of the energy industry;
•fluctuations in market prices for fuel, oil and natural gas;
•our ability to maintain acceptable pricing for our services;
•competitive conditions within the industry;
•legislative or regulatory changes and potential liability under federal and state laws and regulations;
•decreases in the rate at which oil and/or natural gas reserves are discovered and/or developed;
•the impact of technological advances on the demand for our products and services;
•customers delays in obtaining permits for their operations;
•hazards and operational risks that may not be fully covered by insurance;
•the write-off of a significant portion of intangible assets;
•the need to obtain additional capital or financing, and the availability and/or cost of obtaining such capital or financing;
•limitations originating from our organizational documents, debt instruments and U.S. federal income tax obligations may have on our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock;
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
•increased labor costs or our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled and qualified workers;
•the inability to successfully consummate acquisitions or inability to manage potential growth; and

•our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures.

In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward-looking statements in this Annual Report. These statements should be considered only after carefully reading this entire Annual Report. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Annual Report not to occur.

All forward-looking statements, expressed or implied, included in this Annual Report are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statement that we or persons acting on our behalf may issue.

RISK FACTOR SUMMARY
Below is a summary of the material risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Item 1A “Risk Factors” and should be carefully considered, together with other information in this Annual Report on Form 10-K before making investment decisions regarding our common stock.

•Our business depends on domestic capital spending by the oil and natural gas industry and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.
•The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.
•The COVID-19 pandemic has significantly reduced demand for our services, and has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.
•Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.
•We may be unable to maintain existing prices or implement price increases on our services.
•We have been expanding our available products and services in recent periods. Our inability to properly manage or support future expansion of our business may have a material adverse effect on our business, financial condition, and results of operations and could cause the market value of our common stock to decline.
•If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.
•Our recent acquisition activity, including the merger with QES, and any future acquisitions may not be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
•Conservation measures and technological advances could reduce demand for oil and natural gas.
•Our business involves many hazards and operational risks that could adversely affect our business, financial condition and results of operations.
•Increased labor costs, the unavailability of skilled workers or labor-related litigation could hurt our business, financial condition and results of operations.

•We operate in highly competitive markets and our failure to compete effectively may negatively impact our business, financial condition and results of operations.
•We have operated at a loss, and there is no assurance of our profitability in the future.
•We may need to obtain additional capital or financing to fund expansion of our asset base, which could increase our financial leverage, or we may not be able to finance our capital needs.
•Our assets require capital for maintenance, upgrades and refurbishment, and we may require capital expenditures for new equipment.
•Increased leverage could adversely impact our business, financial condition and results of operations.
•The indenture that governs the Notes and the credit agreement that governs the ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.
•We may experience future impairment charges.
•Customer payment delays of outstanding receivables and customer bankruptcies could have a material adverse effect on our liquidity, results of operations, and consolidated financial condition.
•We have identified and remediated a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
•Shortages or increases in the costs of the equipment we use in our operations could adversely affect our operations in the future.
•We are dependent on a small number of suppliers for key goods and services that we use in our operations.
•If suppliers are unable to supply us with the products used in our operations in a timely manner, in adequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.
•Our inability to develop, obtain, maintain or implement new technology may cause us to become less competitive.
•Our success may be affected by our ability to use and protect our proprietary technology as well as our ability to enter into license agreements.
•Our operations rely on an extensive network of information technology resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cyber security risks that could have a material adverse effect on our business, financial condition and results of operations.
•Oilfield anti‑indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
•Changes in trucking regulations may increase our transportation costs and negatively impact our business, financial condition and results of operations.
•Legal requirements relating to hydraulic fracturing could increase our customers’ costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business, financial condition and results of operations.
•We and our customers are subject to environmental and occupational health and safety laws and regulations that could increase our or our customers’ costs of doing business and adversely impact our business, financial condition and results of operations.
•Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, which could result in increased operating and capital costs for us and our customers and reduced demand for the products and services we provide.

•The Endangered Species Act (the "ESA") and comparable laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

PART I

ITEM 1. BUSINESS

Company Overview

Except as otherwise indicated or unless the context otherwise requires, “KLX Energy Services,” “KLXE,” “we,” “us” and “our” refer to KLX Energy Services Holdings, Inc. and its consolidated subsidiaries. Our fiscal year ends on January 31, as a result, the years ended January 31, 2021 and 2020 are referred to as “Fiscal 2020" and "Fiscal 2019,” respectively.

KLX Energy Services is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. KLXE was initially formed from the combination and integration of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. We were incorporated in Delaware on June 28, 2018, and on September 14, 2018, we completed our spin-off from KLX Inc. and became an independent, publicly traded company. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" for more details of our acquisitions since becoming a publicly traded company, including our 2020 acquisition of Quintana Energy Services Inc.

We deliver mission critical oilfield services to primarily independent major oil and gas companies focused on drilling, completion, production and intervention activities for the most technically demanding wells from over 50 service facilities located in the United States. Our primary services include directional drilling, coiled- tubing, thru tubing, hydraulic frac rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing, pressure pumping and well control services. Our primary rentals and products include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, dissolvable plugs, composite plugs and accommodation units. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville).

Our proprietary products and specialized services are supported by technically skilled personnel and a broad portfolio of innovative in-house research and development (“R&D”), manufacturing, repair and maintenance capabilities. We work with our customers to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost-effective solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals with greater completion intensity per well. We believe long-term revenue growth opportunities will continue to be driven by increases in the number of new customers served and the breadth of services we offer to existing and prospective customers. See Item 7. "Management Discussion and analysis of Financial Condition and Results of Operations" for more details about our complementary suite of our targeted services and engineered solutions.

We endeavor to create a “next generation” oilfield services company in terms of management controls, processes and operating metrics and have driven these processes down through the operating management structure in every region. We believe this differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house R&D team.

Industry Overview

The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, technological advances, well completions, workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels and our customers’ capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local weather, transportation and consumption patterns. Global supply and demand factors will likely continue to result in commodity price volatility, similar to that experienced in 2020.

During the first quarter of 2020, the emergence of COVID-19, and the global pandemic caused thereby, placed significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures and causing the continued acceleration of upstream oil and gas bankruptcies. In response, OPEC, coupled with production curtailment and a drop in hydraulic fracturing activity amongst North America operators, removed significant oil supply from and eased pressure on the market. During the second half of 2020, OPEC and the non-OPEC suppliers (collectively, “OPEC+”) worked to maintain oil production through an agreed upon quota, and North America operators largely remained disciplined in capital spending. The reduced activity levels have led to a plunging North America onshore rig count. For more information, see “Risk Factors” in Item 1A of Part I and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Outlook” in Item 7 of Part II of this Annual Report.

Products and Services

The principal high value-added services and related tools and equipment we offer to support our customers throughout the lifecycle of the well include drilling, completions, production and well intervention services and products in each of our geographic reporting segments.

Drilling: We provide directional drilling and associated drilling services to E&P companies in many of the most active areas of onshore oil and natural gas developments in the United States, including all active U.S. oil and natural gas basins with level 1 facilities in Appalachian Mountain, Gulf Coast, Mid-Continent, West Texas and Rocky Mountain regions.

Our drilling activities are comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning, site supervision, accommodation rentals and other drilling rentals, which assists customers in the drilling and placement of complex directional and horizontal wellbores. These directional drilling activities utilize in-house positive pulse and electromagnetic measurement-while-drilling ("MWD") communication options to ensure accurate and timely delivery of data transmission for all real-time drilling applications as well as logging-while-drilling capabilities.

In addition to navigation, our systems offer various technologies, including gamma ray, azimuthal gamma ray, real-time continuous inclination and azimuth, rotary steerable, pressure-while-drilling, mode shifting, stick-slip and destructive dynamics, dynamic sequencing and real-time shock and vibration modules. KLXE utilizes modern well planning and anti-collision software to assist our well planners in providing accurate real-time information to our customers. Additionally, KLXE offers our K-series mud motor fleet that features a proprietary transmission-mandrel to deliver strong build rates, fights fatigue on extended laterals and is available to service all known well profiles. The demand for these services tend to be influenced primarily by customer drilling-related activity levels.

As of January 31, 2021, our market share of the U.S. onshore drilling market was 8.2%. We intend to continue to re-deploy additional MWD kits into 2021, as market conditions warrant.

Completion: Our completions activities are focused on services that help our customers complete and stimulate extended reach horizontal laterals and more technical wellbores. We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in all of the most active onshore basins in the United States and provide premium perforating services for both wireline and tubing-conveyed applications. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well. This is in addition to our customer focus on execution rather than price.

Our completions activities include a wide range of services:
•coiled tubing and nitrogen services;
•pressure control products and services;
•wellhead and hydraulic fracturing rental products and services
•flowback and testing services;
•wireline services (including pump down perforating, logging, pipe recovery and slickline);
•downhole completion tools, including:
◦toe sleeves;
◦wet shoe cementing bypass subs;
◦composite plugs;
◦dissolvable plugs;
◦liner hangers;
◦stage cementing tools, inflatables, float and casing equipment; and
◦retrievable completion tools;
•cementing products and services;
•thru-tubing technologies and services;
•rig assist snubbing services; and
•acidizing and pressure pumping services.

Our coiled tubing units are used in the provision of completion services or in support of well-servicing and workover applications. Our rig-assisted snubbing units are used in conjunction with a workover rig to insert or remove downhole tools or in support of other well services while maintaining pressure in the well, or in support of unconventional completions. Our nitrogen pumping units provide a non-combustible environment downhole and are used in support of other pressure control or well-servicing applications. We also offer highly-technical and specialized well control services, which are typically required in response to emergencies at the well site, requiring a variety of solutions including freezing, hot tapping and gate valve drilling services, as well as critical well control and containment operations. Our team is comprised of oilfield services veterans with extensive domestic and international experience in well control operations.

As of January 31, 2021, we had a fleet of 39 coiled tubing units, 24 of which are large diameter coiled tubing units across our geographical regions. Over time, when the industry recovers, we believe that our investments in large diameter coil tubing spreads will allow us to increase our share of spend as the large diameter coil tubing pulls through asset light services such as flowback and testing services, thru-tubing and pressure control services, while leveraging our recently enhanced cost structure.

Last year we continued to optimize the quality and performance of our magnesium alloy based line of dissolvable hydraulic fracturing plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional hydraulic fracturing plug but without the need for bottom hole intervention for removal. KLXE dissolvable plugs have been deployed successfully across all major U.S. oil and natural gas basins in now more than 700 wells by more than 60 customers. Our plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 300 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

The Company has 127 wireline units in the fleet and 56, or 44.1% are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with high quality pump down services. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers.

We offer a full line of valves and corresponding services to assist clients with their pressure control needs during hydraulic fracturing operations. These valves are assembled in predetermined configurations based on customer preference and installed on the wellhead to control flow and pressure during hydraulic fracturing operations. We own a large, young fleet of valves serving the North American onshore oil and gas market. We have enhanced our hydraulic fracturing valve fleet line through the internal development of next generation technology, including our proprietary, patent pending hydraulic fracturing relief valve (“FRV”). Introduced in 2016, the FRV was built and designed to replace older “pop-off” systems. When tied into a hydraulic fracturing core (pumps), the FRV gives customers a safer and more reliable method for relieving surface pressure in the event of an unforeseen overpressure event. By doing this, we believe we minimize operational risk, as well as greatly reduce health, safety and environmental (“HSE”) concerns that are associated with hydraulic fracturing operations.

Additional technologies that we currently deploy on behalf of our customers include our (i) patented flotation collar, which assists customers in getting completion casing to the bottom of extended reach wells when friction prevents getting casing to depth, (ii) proprietary IPA toe sleeve, which allows customers a consistent and reliable hydraulic fracturing initiation sleeve at the toe of the completion, (iii) composite hydraulic fracturing plug, a flow control device that is set in the wellbore at given intervals to divert fluid into the formation, and (iv) dissolvable plugs.

Production: We also provide services to enhance and maintain oil and gas production throughout the productive lives of our customers’ wells. Our production services include maintenance-related intervention services as well as the provision of specifically required products and equipment. As with our completion and intervention service offerings, we have developed a portfolio of proprietary tools that we believe differentiates our production solutions service offering. The principal services and equipment we provide across the production lifecycle of the well include (i) production blow out presenters, (ii) mechanical wireline services, (iii) slick line services, (iv) hydro-testing, (v) premium tubulars and (vi) other specialized production tools.

We believe our proprietary production tool portfolio creates a distinct competitive advantage for us in selling all of our production services. Key downhole production tools that we have developed and deployed with strong customer adoption include:

Punch Ram Tool—The punch ram tool gives customers the ability to safely and repeatedly release trapped pressure inside production tubulars during pulling operations. The alternative is to “hot-tap” the tubing, which is a high-risk operation that most operators are not willing to employ.

Hydraulic Fracturing Protect Rod Hang Off Tool—This tool is developed to give customers the ability to “hang off” a rod string rather than tripping it out of the hole and laying it down. The associated costs of tripping rods out of the hole coupled with the damage of laying them down and picking the string back, we believe, make this tool an excellent alternative option for customers. The hang off tool allows an operator to easily hang the rod string in the wellhead and still gives them the ability to tie into the tubing if need be to monitor pressure or pump fluid.

Intervention: Our intervention services consist of best-in-class technicians and equipment that are focused on providing customers engineered solutions to downhole complications. Intervention involves the application of specialized tools and procedures to retrieve lost equipment and remove other obstructions that either interfere with the completion of the well or are causing diminished production. The principal services we provide to remediate these complications include fishing, thru-tubing and pipe recovery. Given the unique geology and operating characteristics of each well, no two complications are the same, yet each complication our customers experience results in substantial disruption to their well operation and economics. As a result, resolution is “mission critical” to our customers and superior outcomes can support premium pricing. Those outcomes rely principally on the skill and experience of the technicians dedicated to resolving the issues and the availability of exactly the right tools for every eventuality. We believe we have one of the leading teams of intervention specialists in the industry, supported by a comprehensive portfolio of intervention tools and equipment. Each of our geographic regions is fully staffed with top technicians and fully equipped with a comprehensive range and quantity of equipment given the wellbore profiles for the region.

We support our intervention group with a portfolio of tools consisting of patented and other proprietary technologies. Recent innovations currently deployed in the field include our: (i) DXD Venturi Tool; (ii) HAVOK PDC Bearing Section; (iii) Hydraulic By-Pass Tool; and (iv) Drill Mate (Mechanical By-Pass Valve). These tools were designed to improve upon conventional technology used by our competitors:

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

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to major, large independent and regional oil and natural gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 750 customers within North America. Revenues from our five largest customers collectively represented approximately 27.8% of our revenues for the year ended January 31, 2021. No single customer accounted for more than 10% of our revenues in Fiscal 2020.

Our sales activities are conducted through a network of sales representatives and business development personnel, which provide coverage on a product-line and geographical basis. Sales representatives work closely with local operations managers to target potential opportunities through strategic focus and planning. Customers are identified as targets based on their drilling and completion activity, geographic location and economic viability. Direction of the sales team is conducted through weekly meetings and daily communication. Our marketing activities are performed internally. Our strategy is based on building a strong North American brand though multiple media outlets including our website, select social media accounts, print, billboard advertisements, press releases and various industry-specific conferences, publications and lectures. We have a technical sales organization with expertise and focus within their specific service line. Our strategy is to sell our services using data to demonstrate safety and service quality. We accomplish this through communication across sales regions and operations departments to share best practices and leverage existing customer relationships.

Competition

The markets in which we operate are highly competitive. We compete on a number of factors, including performance, safety, quality, reliability, service, price, response time and, a growing breadth of services and products. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. To be successful, a company must provide services that meet the specific needs of oil and natural gas E&P companies and drilling, completions, production and intervention service contractors at competitive prices. We provide our services across the United States and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies.

Our major competitors include Schlumberger, Baker Hughes, Halliburton, RPC, Nine Energy Services, Phoenix Technology Services, Scientific Drilling International, NexTier, Liberty Oilfield Services, Basic Energy Services, Superior Energy Services, Key Energy Services, and STEP Energy Services.

We differentiate our company from our competitors by delivering a broad range of drilling, completion, production and intervention services safely with high quality equipment and highly competent personnel, which we believe enables us to deliver superior execution while operating an efficient and safe working environment. While we must be competitive in our pricing, we believe our customers select our services based on the local leadership, relationships and expertise that our field management and operating personnel use to deliver quality services. We maintain and develop new business through corporate, regional, safety, quality and discrete product/service specialist sales teams throughout the United States.

We believe our focus on cultivating our existing customer relationships as well as developing new relationships, while maintaining our high standard of customer service, technology, safety, performance and quality of crews, equipped us to effectively compete and succeed in a competitive market.

Suppliers and Procurement

We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment and, as of January 31, 2021, no single supplier accounted for more than 10% of our total supply and procurement costs. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Customer Service

We are highly differentiated in each of the geographic markets that we serve with our services and associated product offerings. This is achieved by providing targeted, complementary services and related products and being responsive to our customers with both quality, as measured by the industry-standard NPT, and timely responses to requests. The key elements include:

•24-hours a day, seven days a week operations;
•recognized industry leading technicians in our principal service and product lines;
•responsiveness to our customers’ requirements for ready-to-deploy API certified equipment and a “can do” philosophy;
•technical interface with customers via product line management personnel; and
•client relationship building.

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

Risk Management and Insurance

The provision of technical services or use of certain of our tools and equipment in connection therewith could involve operational risk and thereby expose us to liabilities. An accident involving our services or equipment, or the failure of a product, could result in personal injury, loss of life and damage to property, equipment or the environment. Damages from a catastrophic occurrence, such as a fire or explosion, could result in substantial claims for damages. We generally attempt to negotiate the terms of our Master Services Agreements ("MSAs") consistent with industry practice. In general, we attempt to take responsibility for our own personnel and property, while our customers, such as the E&P companies and well operators, take responsibility for their own personnel, property and all liabilities arising from well and subsurface operations.

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

Information Technology

Our IT systems provide us with a scalable integrated platform that facilitates efficient operations, consolidated invoicing and optimal equipment utilization on both a site and segment basis. Our operating strategy is based upon balancing high asset and personnel utilization levels with consistently superior customer service. As such, our IT systems are integral to effectively managing our business.

Government Regulation and Environmental, Health and Safety Matters

Our operations are subject to extensive and changing federal, state and local laws and regulations establishing health, safety and environmental quality standards, including those governing discharges of pollutants into the air and water and the management and disposal of hazardous substances and wastes. We may be subject to liabilities or penalties for violations of those regulations. We are also subject to laws and regulations, such as The Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state statutes, governing remediation of contamination, which could occur or might have occurred at facilities that we own or operate, or which we formerly owned or operated, or to which we send or have sent hazardous substances or wastes for treatment, recycling or disposal. Historically, our environmental compliance costs have not had a material adverse effect on our operations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

The following is a summary of some of the existing laws, rules and regulations to which we are subject.

Hazardous Substances and Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the Environmental Protection Agency (the “EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many E&P wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, efforts have been made from time to time to remove this exclusion and thus it is possible that certain E&P waste now classified as non-hazardous waste and excluded from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our services and adversely affect our business.

Comprehensive Environmental Response, Compensation, and Liability Act
CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Worker Health and Safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, which establishes requirements to protect the health and safety of workers. The U.S. Occupational Safety and Health Administration ("OSHA") hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes requires maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities and citizens. The Federal Motor Carrier Safety Administration regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, the federal Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") establishes requirements for the safe use and storage of explosives, and the federal Nuclear Regulatory Commission establishes requirements for the protection against ionizing radiation. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with these laws and regulations.

Additionally, OSHA has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica and provided other provisions to protect employees. These rules require compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities by June 2021. OSHA, and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. Additionally, the inhalation of respirable crystalline silica is associated with health risks, including the lung disease silicosis. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracturing sand, may have the effect of discouraging our customers' use of hydraulic fracturing sand.

Transportation Safety and Compliance

Operating a fleet of over 1,300 vehicles, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (“DOT”) and analogous state agencies, which requires us to comply with a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for interstate travel, and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices (including for example, changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size) or by reducing the demand for common or contract carrier services or the cost of providing truckload services. Additional regulatory initiatives may be pursued relating to fuel quality, engine efficiency and greenhouse gas (“GHG”) emissions, which could further increase our costs due to truck purchases and maintenance, impairment of equipment productivity, decreases in the residual value of vehicles, unpredictable fluctuations in fuel prices and increases in operating expenses. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads and our increased truck traffic could contribute to deteriorating road conditions in some areas. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations. Moreover, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

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

In 2015, the EPA and U.S. Army Corps of Engineers ("Corps") under the Obama Administration released a final rule outlining federal jurisdictional reach under the Clean Water Act over waters of the United States, including wetlands; however, the 2015 rule was repealed by the EPA and the Corps under the Trump Administration in a final rule that became effective in December 2019 and they also published a final rule in April 2020 re-defining the term “waters of the United States” as applied under the Clean Water Act and narrowing the scope of waters subject to federal regulation. The April 2020 final rule is subject to various pending legal challenges and with President Biden taking office in January 2021, there is the possibility that the Biden Administration will review and reconsider the December 2019 and April 2020 final rules. The process for obtaining permits has the potential to delay our operations and those of our customers.

In other Clean Water Act matters, spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the Clean Water Act and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the Clean Water Act and analogous state laws and regulations. The Clean Water Act and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example in 2015, the EPA under the Obama Administration lowered the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone from 75 to 70 parts per billion. Since that time, the EPA under the Trump Administration has completed attainment/non-attainment designations and, more recently on December 31, 2020, published notice of a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, this December 2020 final action is subject to legal challenge, and the NAAQS may be subject to further revision under the Biden Administration. State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

The U.S. Congress has not adopted comprehensive climate change legislation but President Biden has already signed several executive orders regarding the combat of climate change in January 2021 and is expected to pursue legislative as well as other executive and regulatory initiatives in the future to limit GHG emissions. At the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements.

In recent years, there has been considerable uncertainty surrounding regulation of methane emissions, as the EPA under the Obama Administration published a CAA final rule in 2016 establishing new source performance standards (“NSPS”) for methane, but since that time the EPA under the Trump Administration has undertaken several measures to delay or eliminate more stringent requirements under the 2016 final rule. Various states and industry and environmental groups are separately challenging both the original 2016 standards and more recent EPA rules issued under the Trump Administration, and on January 20, 2021, President Biden issued an executive order, that among other things, directed EPA to reconsider certain of those Trump Administration rules. The January 20, 2021 executive order also directed the establishment of new methane and volatile organic compound standards applicable to existing oil and gas operations, including the production segment.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, President Biden issued executive orders in January 2021 re-committing the United States to the "Paris Agreement," a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020, and directed the federal government to formulate the United States’ emissions reduction goal under the agreement. Separately, on January 27, 2021, President Biden issued an executive order that commits to substantial action on climate change, calling for, among other things, the increased use of zero-emissions vehicles by the federal government, the elimination of subsidies provided to the fossil fuel industry, and an increased emphasis on climate-related risks across government agencies and economic sectors.

Litigation risks are also increasing, as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court, alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts. There are also increasing financial risks for fossil fuel producers and other companies supportive of the oil and natural gas industry as shareholders and bondholders currently invested in fossil-fuel energy companies concerned about the potential effects of climate change may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices and some of them may elect not to provide funding for fossil fuel energy companies. Additionally, there is the possibility that financial institutions will be required to adopt policies that limit funding for fossil fuel energy companies, as President Biden recently signed an executive order in January 2021 calling for the development of a climate finance plan and, separately, the Federal Reserve announced in late 2020 that it has joined the Network for Greening the Financial System, a consortium of financial regulators focused on addressing climate-related risks in the financial sector.

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

At the federal level, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving the use of diesel fuels and regarding certain wastewater discharges from onshore unconventional oil and gas extraction facilities. Also, over the past several years, the federal Bureau of Land Management under both the Obama and Trump Administrations has pursued final rules governing hydraulic fracturing activities on federal lands but the outcome of those rulemakings remain uncertain. In late 2016 the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.

While the U.S. Congress has from time to time considered but refused to adopt federal regulation of hydraulic fracturing, the Biden Administration has issued executive orders, could issue additional executive orders, and could pursue other legislative and regulatory initiatives that restrict hydraulic fracturing activities on federal lands. For example, the Biden Administration issued an order on January 20, 2021 temporarily suspending the issuance of new leases and authorizations, including drilling permits on federal lands and waters for a period of 60 days, and subsequently issued a second order on January 27, 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices. Although these suspensions, which do not limit existing operations under valid leases and are not applicable to tribal lands that the federal government holds in trust, do not directly affect our operations, they could impose additional hydraulic fracturing limitations on our customers that could ultimately result in decreased demand for our services.

At the state level, many states have adopted legal requirements that have imposed new or more stringent permitting, public disclosure or well construction requirements on hydraulic fracturing activities, including states where our customers operate. States could also elect to place prohibitions on hydraulic fracturing and local governments may seek to adopt ordinances within their jurisdictions regulating the time, place or manner of drilling activities in general or hydraulic fracturing activities in particular.

Seismic Events and Water Availability

In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity, which list includes Oklahoma, Kansas, Texas, Colorado, New

Mexico, and Arkansas. In response to these concerns, regulators in some states have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Texas and Oklahoma has issued rules for wastewater disposal wells that imposed certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. Other states, such as Oklahoma has also issued orders, from time to time, for certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.

Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies.

Employees

As of January 31, 2021, we had approximately 1,270 employees. Approximately 86% of our employees are engaged in operations, quality and purchasing, 4% in sales and marketing and 10% in finance, human resources, IT and general administration. Our employees are not unionized, and we consider our employee relations to be good.

Available Information

Our filings with the SEC, including this Form 10-K, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website, http://www.klxenergy.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained on the SEC’s website, www.sec.gov, which contains reports, proxy statements, information statements, and other information regarding SEC registrants, including KLX Energy Services Holdings, Inc. Information included in or connected to our website is not incorporated by reference in this annual report.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Annual Report, including the matters addressed under “Cautionary Note Regarding Forward-Looking Statements” and the following risks before making an investment decision. If any of the following risks or uncertainties or any other risks or uncertainties of which we are currently unaware actually occur, or if any of our underlying assumptions prove to be incorrect, our business, financial condition and results of operations could be materially adversely affected. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business
Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.
Our revenues are generated primarily from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. In recent years, the oil and gas industry has experienced significant downturns and volatility. The low oil and natural gas prices in 2020 due, in part, to the COVID-19 pandemic, have caused a reduction in cash flows for our customers, which has had a significant adverse effect on the financial condition of some of our customers. This has resulted in, and may continue to result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows. While oil and gas prices increased in the beginning of 2021, we anticipate oil and natural gas prices will continue to be volatile.

Factors over which we have no control that could affect our customers’ willingness to undertake drilling, completion, production, and intervention spending activities include:

·	The level of prices, and expectations about prices, for oil and natural gas;
·	the level of domestic and global oil and natural gas production;
·	the level of domestic and global oil and natural gas inventories;
·	the availability, pricing and perceived safety of pipeline, trucking, train storage and other transportation capacity;
·	the supply of and demand for oilfield services and equipment;
·	lead times associated with acquiring equipment and availability of qualified personnel;
·	the cost of exploring for, developing, producing and delivering oil and natural gas;
·	the expected rates of decline in production from existing and prospective wells;
·	the discovery rates of new oil and natural gas reserves;
·	any prolonged reduction in the overall level of oil and natural gas E&P activities, whether resulting from changes in oil and natural gas prices or otherwise;
·	uncertainty in capital and commodities markets and the ability of oil and natural gas E&P companies to raise equity capital and debt financing;
·	federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as E&P activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;
·	moratoriums on drilling activity resulting in a cessation of operation or a failure to expand operations;
·	adverse weather conditions, including rain, tropical storms, hurricanes and severe cold weather, that can affect oil and natural gas operations over a wide area;
·	oil refining capacity;
·	merger and divestiture activity among oil and gas producers;
·	the availability of water resources and suitable proppants in sufficient quantities and on acceptable terms for use in hydraulic fracturing operations;
·	the availability, capacity and cost of disposal and recycling services for used hydraulic fracturing fluids;
·	the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war;
·	worldwide political, military and economic conditions;
·	global or national health pandemics, epidemics or concerns, such as the recent COVID-19 pandemic, which reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;
·	actions of OPEC, its members and other state controlled oil companies relating to oil and natural gas price and production levels, including announcements of potential changes to such levels;
·	advances in exploration, development and production technologies or in technologies affecting energy consumption;
·	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;
·	the potential acceleration of development of alternative fuels; and
·	the price and availability of alternative fuels and energy sources.

The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.

The demand for our services is primarily determined by current and anticipated oil and natural gas prices and the related levels of capital spending and drilling activity in the areas in which we have operations. Volatility or weakness in oil prices or natural gas prices (or the perception that oil prices or natural gas prices will decrease) affects the spending patterns of our customers and may result in the drilling of fewer new wells. This, in turn, could lead to lower demand for our services and may cause lower utilization of our assets. We have experienced, and may in the future experience, significant fluctuations in operating results as a result of the reactions of our customers to changes in oil and natural gas prices.

Historically, prices for oil and natural gas have been extremely volatile and are expected to continue to be volatile. During the past five years, West Texas Intermediate ("WTI") has ranged from a low of $(36.98) per Bbl in April 2020 to a high of $77.41 per Bbl in June 2018. As of January 29, 2021, WTI closed at $52.16 per Bbl, a 1.1% increase compared to WTI on January 31, 2020. On April 1, 2021, WTI closed at $61.41 per Bbl.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, price reductions or increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including initiatives introduced by the Biden Administration and resulting energy and environmental policies, the impact of the ongoing COVID-19 pandemic, and conditions in the U.S. oil and gas industry and the resulting demand for domestic land oilfield services.

If the prices of oil and natural gas continue to be volatile or decline, our business, financial condition and results of operations may be materially and adversely affected.

The COVID-19 pandemic has significantly reduced demand for our services, and has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.
The COVID-19 pandemic in the United States and globally, together with the significant decline in commodity prices due primarily to the actions of OPEC and other oil producing nations (“OPEC+”), have adversely affected, and are expected to continue to adversely affect, both the price of and demand for crude oil and the continuity of our business operations. Oil demand significantly deteriorated as a result of the COVID-19 pandemic in 2020 and corresponding preventative measures taken around the world to mitigate its spread, including “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. The reduction in oil prices and the ongoing effects of the global COVID-19 pandemic resulted in numerous bankruptcies and consolidations of E&P and oilfield services companies and a significant decline in demand and prices for oilfield services during 2020. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce adjustments and ongoing cost savings initiatives.

Additionally, in an effort to minimize the spread of COVID-19, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel. Certain travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations.

A recession or long-term market correction resulting from the COVID-19 pandemic could in the future further materially affect the value of our common stock, affect our access to capital and affect our business in the near and long-term. The borrowing base of our $100.0 million senior secured asset-based lending facility (the “ABL Facility”) is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. In addition, if our customers experience financial distress due to the current market conditions, they could default on their payments owed to us and create a credit risk on collecting receivables.

The COVID-19 pandemic and its related effects continue to evolve. The ultimate extent of the impact of the COVID-19 pandemic and any other future pandemic on our business will depend on future developments, including, but not limited to, the nature, duration and spread of the disease, the vaccination rollout and other responsive actions to stop its spread or address its effects and the duration, timing and the severity of the related consequences on commodity prices and the economy more generally, including any recession resulting from the pandemic. Any further extended period of depressed commodity prices or general economic disruption as a result of a pandemic would adversely affect our business, financial condition and results of operations.
Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

The reduction in oil prices in 2020 and the ongoing effects of the global COVID-19 pandemic created a significant decline in demand and prices for oilfield services during Fiscal 2020. We cannot assure you these conditions will not continue to exist throughout 2021. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers. A prolonged period of economic slowdown and/or recession in the United States, particularly if coupled with a prolonged slowdown in the E&P industry, would materially and adversely impact our business, financial condition and results of operations.

The oil and gas industry has historically been both cyclical and seasonal. Activity levels historically have been driven primarily by E&P company capital spending, well completions and workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels, and our customers’ capital and operating budgets. All of these indicators are generally driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. oil and natural gas prices are correlated with global oil price movements, they are also affected by local markets, weather and consumption patterns.
Our future results may be impacted by the uncertainty caused by an economic downturn, public health crises, geopolitical issues, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders.
Over the past several years, and particularly during the latter half of 2019, an increasing number of E&P companies increased their focus on generating free cash flow; as a result, if oil prices drop or spending for activities exceeds amounts budgeted earlier in their fiscal years, many E&P companies will sharply curtail spending, which negatively impacts demand for our services. This practice has been commonly referred to as “budget exhaustion” in the industry. The lack of notice of budget exhaustion negatively impacts our hiring practices and operating efficiencies.
We may be unable to maintain existing prices or implement price increases on our services.
Our ability to maintain our existing prices or to implement price increases depends on our customers’ ability and willingness to pay such prices. As a result, and given the volatility in the market, we may not be successful in maintaining our existing prices or, in the future, implementing price increases. Current commodity prices and the effects of the COVID-19 pandemic resulted in a significant decline in demand and prices for our services in 2020, and we cannot predict the ultimate magnitude or duration of the severe decline in oil and gas prices and the ongoing COVID-19 pandemic on the prices we charge. Any inability to maintain our pricing or to increase our pricing from reduced levels could have a material adverse effect on our business, financial condition and results of operations.
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
We have been expanding our available products and services in recent periods and may continue to expand over time through the internal expansion of products and services and potential acquisitions. Any such expansion, if achieved, could place significant demands on our management team and our operational, administrative and financial resources. We may not be able to expand effectively or manage our expansion successfully, and the failure to do so could have a material adverse effect on our business, financial condition and results of operations and could cause the market value of our common stock to decline.
If we lose significant customers, significant customers materially reduce their purchase orders or significant programs on which we rely are delayed, scaled back or eliminated, our business, financial condition and results of operations may be adversely affected.
Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the year ended January 31, 2021, no single customer accounted for more than 10% of our revenues. Our top five customers for the year ended January 31, 2021 together accounted for approximately 27.8% of our revenues. A reduction in purchases of our products and services by, or the loss of, one of our larger customers for any reason, such as the current industry conditions and economic downturn, insolvency of a customer, decreased production, changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, failure to adequately service our clients or a strike, could have a material adverse effect on our business, financial condition and results of operations.
We may be unable to effectively and efficiently manage our equipment fleet as we expand our business, which could have an adverse effect on our business, financial condition and results of operations.
We have substantially expanded the size, scope and nature of our business through recent mergers and acquisitions, resulting in an increase in the breadth of our product offerings and an expansion of our business geographically. Business expansion places increasing demands on us to increase the inventories that we carry and/or our equipment fleet. We must anticipate demand well out into the future in order to service our extensive customer base. The inability to effectively and efficiently manage our assets to meet the current and future needs of our customers, which may vary widely from what is originally forecast due to a number of factors beyond our control, including periods of adverse weather, difficult market conditions or slowdowns in oil and natural gas exploration in the various regions in which we operate, could have an adverse effect on our business, financial condition and results of operations.
Possible decreased revenues, difficulty in obtaining access to financing and increased funding costs we experience may be exacerbated by the geographic concentrations of our completion and production operations. We could experience any of these conditions at the same time, resulting in a relatively greater impact on our results of operations than they might have on other companies that have more geographically diversified operations. Such delays or interruptions could have a material adverse effect on our business, financial condition and results of operations.
Our recent acquisition activity, including the merger with QES, and any future acquisitions may not be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
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

Our acquisition and merger activities involve unanticipated delays, costs and other problems. If we encounter unanticipated problems with one of our acquisitions, our senior management may be required to divert attention away from other aspects of our business. We may lose key employees and customers of the acquired and merged businesses, and we may be unable to commercially develop acquired technologies. With any future acquisition or merger, we may also risk entering markets in which we have limited prior experience. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities that we assume or incur in connection with acquisitions we complete. Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate such acquired businesses. We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all. In addition, if we elect to utilize shares of common stock or other equity securities as consideration for one or more acquisitions or business combinations, or if we issue common stock or other equity securities in order to finance one or more acquisitions, existing stockholders of our company could experience dilution in the value of their securities, which could be material.
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
Risks Relating to Our Industry
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
Our business involves many hazards and operational risks that could adversely affect our business, financial condition and results of operations.
Conditions inherent in the oil and natural gas industry can cause personal injury or loss of life, disruption or suspension in operations, damage to geological formations, damage to facilities, substantial revenue loss, business interruption and damage to, or destruction of, property, equipment and the environment. Our operations are subject to many hazards and risks, including the following:

·	equipment defects;
·	accidents resulting in serious bodily injury and the loss of life or property;
·	damaged or lost equipment;
·	liabilities from accidents or damage by our operators or equipment;
·	pollution and other damage to the environment;
·	well blowouts and the uncontrolled flow of natural gas, oil or other well fluids into or through the environment, including onto or into the ground or into the atmosphere, groundwater, surface water or an underground formation;
·	fires, explosions and cratering;
·	mechanical or technological failures;
·	loss of well control;
·	spillage handling and disposing of materials;
·	collapse of the boreholes;
·	adverse weather conditions; and
·	failure of our employees to comply with our internal environmental, health and safety guidelines.
If any of these hazards materialize, they could result in the suspension of operations, termination of contracts without compensation, damage to or destruction of our equipment and the property of others, or injury or death to our personnel or third parties and could expose us to substantial liability or losses. Although we customarily include a waiver of consequential damages in our customer contracts, defects or other performance problems in the services or products we offer could result in our customers seeking to invalidate such waiver and seek damages from us for losses associated with these defects or other performance problems. The frequency and severity of such incidents will affect operating costs, insurability and relationships with customers, employees and regulators. Our customers may elect not to purchase our services if they view our safety record as unacceptable or otherwise experience material defects in our products or performance problems, which could cause us to lose customers and substantial revenue, and any litigation or claims, even if fully indemnified or insured, could negatively affect our reputation with our customers and the public and make it more difficult for us to compete effectively or obtain adequate insurance in the future. In addition, these risks may be greater for us upon the acquisition of another company that has not allocated significant resources and management focus to safety and has a poor safety record.
We maintain what we believe is customary and reasonable insurance to protect our business against most potential losses, but we are not fully insured against all risks inherent in our business and such insurance may not be adequate to cover our liabilities, especially as the inherent risks in our operations increase with increasing well complexity. For example, although we are insured for environmental pollution resulting from certain environmental accidents that occur on a sudden and accidental basis, we may not be insured against all environmental accidents or events that might occur, some of which may result in toxic tort claims. If a significant accident or event occurs for which we are not adequately insured, it could adversely affect our financial condition and results of operations. Furthermore, we may not be able to maintain or obtain insurance of the type and amount we desire at reasonable rates. As a result of market conditions, premiums and deductibles for certain of our insurance policies may substantially increase. In some instances, certain insurance could become unavailable or available only for reduced amounts of coverage.
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

Our activities are subject to a wide range of national, state and local occupational health and safety laws and regulations. In addition, customers maintain their own compliance and reporting requirements. Failure to comply with these health and safety laws and regulations, or failure to comply with our customers’ compliance or reporting requirements, could tarnish our reputation for safety and quality and have a material adverse effect on our competitive position, business, financial condition and results of operations.
Increased labor costs, the unavailability of skilled workers or labor-related litigation could hurt our business, financial condition and results of operations.
We are dependent upon a pool of available skilled employees to operate and maintain our business. We compete with other oilfield services businesses and other similar employers to attract and retain qualified personnel with the technical skills and experience required to provide the highest quality service. The demand for skilled workers is high and the supply is limited, and a shortage in the labor pool of skilled workers or other general inflationary pressures or changes in applicable laws and regulations could make it more difficult for us to attract and retain personnel and could require us to enhance our wage and benefits packages, which could increase our operating costs.
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
In recent years, oilfield services companies have been the subject of a significant volume of wage and hour-related litigation, including claims brought under the Fair Labor Standards Act, in which employee pay practices have been challenged. We have been named as defendants in these lawsuits, and we do not maintain insurance for alleged wage and hour-related litigation. Some of these cases remain outstanding and are in various stages of negotiation and/or litigation. The frequency and significance of wage or other employment-related claims may affect expenses, costs and relationships with employees and regulators. Additionally, we could become subject to material uninsured liabilities that could have a material adverse effect on our business, financial condition and results of operations.

We operate in highly competitive markets and our failure to compete effectively may negatively impact our business, financial condition and results of operations.
The markets in which we operate are highly competitive. Price competition, equipment availability, location and suitability, experience of the workforce, safety records, reputation, operating integrity and the condition of equipment are all factors used by customers in awarding contracts. Our competitors are numerous and may have greater financial and technological resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The competitive environment has intensified as recent mergers among E&P companies have reduced the number of available customers and may further increase if E&P company bankruptcies further reduce the number of available customers or our existing and potential customers may develop their own service businesses. The fact that certain oilfield services equipment is mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. In addition, any increase in the supply of hydraulic fracturing fleets could have a material adverse impact on market prices. This increased supply could also require higher capital investment to keep our services competitive.
Some of our competitors may have greater financial, technical, marketing and personnel resources than we do. The larger size of many of our competitors provides them with cost advantages as a result of their economies of scale and their ability to obtain volume discounts and purchase raw materials at lower prices.

As a result, such competitors may have stronger bargaining power with their suppliers and have an advantage over us in pricing as well as securing a sufficient supply of raw materials during times of shortage. Many of our competitors also have better brand name recognition, stronger presence in certain geographic markets, more established distribution networks, larger customer bases, more in-depth knowledge of the target markets, and the ability to provide a much broader array of services. Some of our competitors may also be able to devote greater resources to the R&D, promotion and sale of their services and products and better withstand the evolving industry standards and changes in market conditions as compared to us. Our operations may be adversely affected if our competitors introduce new products or services with better features, performance, prices or other characteristics than our products and services or expand into service areas where we operate. Our operations may also be adversely affected if our competitors are able to respond more quickly to new or emerging technologies and services and changes in customer requirements. Our future success and profitability will partly depend upon our ability to keep pace with our customers’ demands for awarding contracts.
The competitive pressures described herein, and any others we may not currently be aware of, could reduce our market share or require us to reduce the price of our services and products, particularly during industry downturns, either of which could harm our business, financial condition and results of operations. Significant increases in overall market capacity have also caused active price competition and led to lower pricing and utilization levels for our services and products. The competitive environment has intensified since the industry downturn that began in late 2019, which caused an oversupply of, and reduced demand for, oilfield services, and we have seen substantial reductions in the prices we can charge for our services. Any significant future increase in overall market capacity for completion, intervention and production services may adversely affect our business, financial condition and results of operations.
Seasonal and adverse weather conditions adversely affect demand for services and operations.
Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, including rain, tropical storms, hurricanes, tornadoes and severe cold weather, may interrupt or curtail operations, our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions, which can severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in the northeastern U.S., Colorado, North Dakota and Wyoming, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas impose transportation restrictions to prevent damage caused by the spring thaw. In addition, throughout the year heavy rains adversely affect activity levels, as dirt access roads can become impassible in wet conditions and well locations become inaccessible.
In February of 2021, we experienced a material slow down due to the unprecedented North American Winter Storm Uri, the costliest winter storm in U.S. history. As a result of the storm conditions, our customers shut in wells and delayed work causing us at least seven days of lost revenue, primarily in the Permian and the Mid-continent regions.

Risks Relating to Financial Considerations

We have operated at a loss, and there is no assurance of our profitability in the future.

We have experienced periods of low demand for our services and have incurred operating losses. As discussed above, current commodity prices and the effects of the COVID-19 pandemic resulted in a global recession with numerous E&P and oilfield services companies filing bankruptcy and a significant decline in demand and prices for our services in 2020. We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, is currently experiencing a significant downturn and has experienced additional significant downturns in recent years, which are currently significantly affecting, and have in recent years significantly affected, the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations. We may not be able to sufficiently reduce our costs or increase our revenues to achieve profitability and generate positive operating income. We may incur further operating losses and experience negative operating cash flow, which may be significant. We cannot predict the ultimate magnitude or duration of the severe decline in oil and gas prices and the ongoing COVID-19 pandemic or when our business may no longer be adversely affected.
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
We intend to fund our future capital expenditures primarily with cash flows from operating activities and existing cash balances. To the extent our cash and cash flows from operating activities are not sufficient, we could borrow under our ABL Facility. Availability under the ABL Facility is determined primarily by a borrowing base formula calculated based on a percentage of our accounts receivable and inventory, net of a consolidated fixed charge coverage ratio (“FCCR”) holdback of $10.0, was $34.9 as of January 31, 2021.
The ABL Facility includes a financial covenant which requires the Company’s FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. As of January 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of January 31, 2021.

The terms of the indenture that governs our 11.5% senior secured notes due 2025 (the “Notes”), the credit agreement that governs the ABL Facility and the agreements that will govern any future debt and equity instruments may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available on favorable terms or at all, we would be required to either get the necessary consents to amend the terms of our debt to allow us to pursue additional financing alternatives or curtail our capital spending, and our ability to sustain or improve our profits may be adversely affected. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with onerous covenants, which could further restrict our business operations. A rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt for acquisitions or other purposes. In addition, incurring additional debt would result in increased interest expense and financial leverage, and issuing common stock may result in significant dilution to our current stockholders.
Our assets require capital for maintenance, upgrades and refurbishment, and we may require capital expenditures for new equipment.

Our equipment requires periodic capital investment in maintenance, upgrades and refurbishment to maintain its competitiveness. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs to upgrade any equipment we may acquire in the future. Our equipment typically does not generate revenue while it is undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Moreover, if the current period of low demand for our services and challenging business conditions in the energy sector generally persists for a prolonged period, we may be unable to make capital investments. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, financial condition and results of operations.
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

We have $250.0 million principal amount outstanding of Notes due 2025, and we may incur additional debt under our ABL Facility or otherwise to finance our operations or for future expansion, including funding acquisitions. A high degree of leverage could have important consequences to us. For example, it could:

·	increase our vulnerability to adverse economic and industry conditions;
·	require us to dedicate a substantial portion of cash from operations to the payment of debt service, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

·	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;
·	place us at a disadvantage compared to our competitors that are less leveraged;

·	limit our flexibility in planning for, or reacting to, changes in our business and in our industry; and
·	make us vulnerable to increases in interest rates if we borrow under our ABL Facility, as any such borrowings would be made at variable interest rates.

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

The oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which continued into 2020. During the first quarter of 2020, the COVID-19 pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures. The combination of the COVID-19 pandemic and supply concerns drove a steep drop in oil prices, which led to decreases in demand for the Company’s services and lower current and expected revenues for the Company.

The Company performed a goodwill and long-lived asset impairment analysis as of the April 30, 2020. The results of the impairment analysis concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to intangible assets and $141.2 related to property and equipment, which is included in the consolidated statement of operations for the year ended January 31, 2021. This charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively.

The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the consolidated statement of operations for the year ended January 31, 2021. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of January 31, 2021.

The Company recorded a $47.0 goodwill impairment charge during the year ended January 31, 2020, which is included in the consolidated statements of operations. The charges reflected the full value of the goodwill attributable to the Northeast/Mid-Con and Southwest segments.

Customer payment delays of outstanding receivables and customer bankruptcies could have a material adverse effect on our liquidity, results of operations, and consolidated financial condition.
We often provide credit to our customers for our services, and we are therefore subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful account, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our revolving credit facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

Some of our customers have entered bankruptcy proceedings in the past, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Customer bankruptcies could delay or in some cases eliminate our ability to collect accounts receivable that are outstanding at the time the customer enters bankruptcy proceedings. We are also at risk that we may be required to refund amounts collected from a customer during the period immediately prior to that customer’s bankruptcy filing, and the amount we ultimately collect from the customer’s bankruptcy estate may be significantly less. Customer bankruptcies may also reduce our availability under our revolving credit facility. Although we maintain reserves for potential customer credit losses, customer bankruptcies could result in unanticipated credit losses. As a result, if one or more of our customers enter bankruptcy proceedings, particularly our larger customers or those to whom we have greater credit exposure, it could have a material adverse impact on our liquidity, operating results and financial condition.

On March 9, 2021, the Company filed claims in the District Court of Harris, County Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. and Certain Underwriters at Lloyd's ("Underwriters") to recover $4.6 million owed on invoices duly issued by the Company for services rendered on behalf of defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense insurance policy ("OEE"). On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that approximately half of all blowout related expenses fall outside of policy coverage. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The Company believes that the OEE policy is now an asset of the Chapter 7 estate. The bankruptcy proceedings are in their initial stages. At this time, the Company has reserved the full amount of its invoices totaling $4.6 million as a prudent action in light of the Chapter 7 filing. However, we believe that the proceeds from the OEE policy will ultimately be allocated to the blowout creditors and will be offering our support to the U.S. Trustee in its pursuit of full recovery under the OEE policy from Underwriters.

We have identified and remediated a material weakness in our internal control over financial reporting and may identify additional material weaknesses in the future or otherwise fail to maintain an effective system of internal controls, which may result in material misstatements of our financial statements or cause us to fail to meet our periodic reporting obligations.
We and our independent registered public accounting firm identified a material weakness in internal control over financial reporting as of October 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness is related to inadequate review of the measurement of depreciation expense for impaired property and equipment.

Beginning in the third quarter of 2020, we developed a plan to remediate the material weakness and have taken steps that we believe address the underlying causes of the material weakness. Changes to controls included, but were not limited to, transitioning key roles following the Merger, hiring of additional accounting personnel, providing training, and enhancing review controls of the measurement of depreciation expense.

The material weakness is now considered to be remediated as the applicable controls and procedures implemented through our remediation plan have operated for a sufficient period of time and management has concluded, through testing, that these controls were operating effectively as of January 31, 2021.

We can give no assurance that any additional material weaknesses or restatements of financial results will not arise in the future due to a failure to implement and maintain adequate internal control over financial reporting or circumvention of these controls. In addition, even if we are successful in strengthening our controls and procedures, in the future those controls and procedures may not be adequate to prevent or identify irregularities or errors or to facilitate the fair presentation of our consolidated financial statements.
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
Risks Relating to Third Parties
Shortages or increases in the costs of the equipment we use in our operations could adversely affect our operations in the future.
We generally do not have specialized tools, trucks or long-term contracts in place that provide for the delivery of equipment, including, but not limited to, replacement parts and other equipment. We could experience delays in the delivery of the equipment that we have ordered and its placement into service due to factors that are beyond our control. Demand by other oilfield services companies and numerous other factors beyond our control could either adversely affect our ability to procure equipment that we have not yet ordered or cause the prices of such equipment to increase. Price increases, delays in delivery and interruptions in supply may require us to increase capital and repair expenditures and incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.
We are dependent on a small number of suppliers for key goods and services that we use in our operations.
We do not have long-term contracts with third-party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, chargers and other tools and equipment used in our operations. If demand for goods and services exceeds supply, such as from disruptions to the supply chain or supplier bankruptcies, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the twelve months ended January 31, 2021, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 28.6% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a disruption to the supply chain or upon a bankruptcy of one or more of these suppliers or upon a shortage in our industry. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.
We rely on a limited number of third parties for sand, proppant and chemicals, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.

We have established relationships with a limited number of suppliers of our raw materials (such as sand, proppant and chemical additives). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in our ability to provide our services could have a material adverse effect on our ability to compete, business, financial condition and results of operations. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. Increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant and our results of operations, prospects and financial condition could be adversely affected. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.

An increase in the cost of proppant as a result of increased demand or a decrease in the number of proppant providers as a result of consolidation could increase our cost of an essential raw material in hydraulic stimulation and have a material adverse effect on our business, financial condition and results of operations.
If suppliers are unable to supply us with the products used in our operations in a timely manner, in adequate quantities and/or at a reasonable cost, we may be unable to meet the demands of our customers, which could have a material adverse effect on our business, financial condition and results of operations.
We depend on third-party companies to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, with adequate quantities or at a desired price. Factors affecting suppliers can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability, global or national health pandemics, epidemics or concerns, such as the recent COVID-19 pandemic, and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices and/or the unfavorable allocation of products by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our business, financial condition and results of operations.
Risks Relating to Technology and Intellectual Property
Our inability to develop, obtain, maintain or implement new technology may cause us to become less competitive.
The energy services industry is subject to the introduction of new drilling, completion and well intervention techniques using new technologies, some of which may be subject to patent protection or costly to obtain. As competitors and others use or develop new technologies in the future, we may be placed at a competitive disadvantage if we fail to keep pace with technological advancements within our industry. If we cannot obtain patents or other protection for the intellectual property in our technology, it may not be economical for us to continue to develop systems, services, and technologies to meet evolving industry requirements at prices acceptable to our customers. Furthermore, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors are large national and multinational companies that may have greater financial, technical, manufacturing, marketing and personnel resources that may allow them to enjoy technological advantages and implement new systems, services and technologies before we can. These large national and multinational companies may also have a larger number of manufacturers for their products or ability to manufacture their own products. We cannot be certain that we will be able to implement new technologies on a timely basis or at an acceptable cost and as competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. New technology could also make it easier for our oil and natural gas E&P customers to vertically integrate their operations, thereby reducing or eliminating the need for our services. Thus, limits on our ability to effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition and results of operations.
We currently rely on a limited number of manufacturers for production of the proprietary products used in the provision of our products and services. Termination of the manufacturing relationship with any of these manufacturers could affect our ability to provide such products and services to our customers. Although we believe other alternate sources of supply for our proprietary products exist, we would need to establish relationships with new manufacturers, which could potentially involve significant expense, delay, and potential changes to certain product components. Any protracted curtailment or interruptions of the supply of any of our key products, whether or not as a result of termination of our manufacturing relationships or patent infringement claims, could have a material adverse effect on our financial condition, business, and results of operations.

Our success may be affected by our ability to use and protect our proprietary technology as well as our ability to enter into license agreements.

Our success may be affected by our development and implementation of new product designs and improvements and by our ability to protect, obtain and maintain intellectual property assets related to these developments. We rely on a combination of patents and trade secret laws to establish and protect proprietary technology. We have received patents and have filed patent applications with respect to certain aspects of our technology, and we generally rely on patent protection with respect to our proprietary technology, as well as a combination of trade secrets, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We cannot assure you that competitors will not infringe upon, misappropriate, violate or challenge our intellectual property rights in the future. Further, we cannot assure you that our intellectual property rights will deter or prevent competitors from creating similar purpose products for our customers. If we are not able to adequately protect or enforce our intellectual property rights, such intellectual property rights may not provide significant value to our business, financial condition and results of operations.

Moreover, our rights in our confidential information, trade secrets and confidential know-how will not prevent third-parties from independently developing similar technologies or duplicating such technologies. Publicly available information (e.g., information in issued patents, published patent applications and scientific literature) can be used by third-parties to independently develop technology, and we cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology. In addition, while we have patented some of our key technologies, we do not seek patent protection for all of our proprietary technology, even when regarded as patentable. The process of seeking patent protection can be long and expensive. There can be no assurance that patents will be issued from currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Further, with respect to exclusive third-party arrangements, these arrangements could be terminated, which would result in our inability to provide the services and/or products covered by such arrangements.

We may be adversely affected by disputes regarding intellectual property rights and the value of our intellectual property rights is uncertain.

We may become involved in dispute resolution proceedings from time to time to protect and enforce our intellectual property rights. In these dispute resolution proceedings, a defendant may assert that our intellectual property rights are invalid or unenforceable. Third-parties from time to time may also initiate dispute resolution proceedings against us by asserting that our business, services, or products infringe, impair, misappropriate, dilute or otherwise violate another party’s intellectual property rights. We may not prevail in any such dispute resolution proceedings, and our intellectual property rights may be found invalid or unenforceable or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such dispute resolution proceedings may have an adverse effect on our business, financial condition and results of operations. Any dispute resolution proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, financial condition and results of operations, regardless of its outcome.

If we were to discover that our technologies infringe valid intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our technologies in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our technologies successfully. Also, as a part of resolving such disputes, we may need to enter into cross-licenses, which could reduce the value of our existing intellectual property rights. If our inability to obtain required licenses for certain technologies or products prevents us from using the infringed technologies or products, our business, financial condition and results of operations could be materially adversely impacted.
Our operations rely on an extensive network of information technology resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cyber security risks that could have a material adverse effect on our business, financial condition and results of operations.
Information technology plays a crucial role in all of our operations. To remain competitive, our hardware, software and related services must properly and efficiently interact with our suppliers’ and customers' products, services and technology record and process our financial transactions accurately, and obtain accurate and timely data and information to enable our analysis of trends and plans and the execution of our strategies. At the same time, cyber incidents have increased. A cyber incident could be caused by malicious insiders or third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other security defenses, including hacking, fraud, trickery, or other forms of deception. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our information technology systems, and networks, and those of our vendors, suppliers and other business partners, are subject to possible breaches and other threats that could cause us harm. If our systems for protecting against cyber security risks prove not to be sufficient, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data; interruption of business operations; reputational harm; or additional costs to prevent, respond to, or mitigate cyber security attacks. In addition, certain cyber incidents, such as surveillance, may remain undetected for an extended period. We have implemented reasonable security measures that are designed to detect and protect against cyber incidents. However, the area of the law related to cyber security requirements develops at a rapid pace and we may not be able to monitor and react to all developments in a timely manner. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures, or to investigate and remediate any vulnerability to cyber incidents. Likewise, our business involves collection, uses, and other processing of personal data of our employees, contractors, suppliers, and service providers, and such personal collection, use and processing is subject to a changing landscape of privacy laws, rules and regulations. As the privacy landscape continues to develop, we will likely be required to expend significant resources to continue to modify or enhance our compliance measures to comply with such laws, rules and regulations, and our failure to comply with such laws, rules and regulations could result in significant liability. Our systems and insurance coverage for cyber incidents, including deliberate attacks, may not be sufficient to cover all of the losses we may experience as a result of such cyberattacks. These risks could have a material adverse effect on our business, financial condition, reputation, and results of operations.

Risks Relating to Government Regulation and Legal Matters
Oilfield anti-indemnity provisions enacted by many states may restrict or prohibit a party’s indemnification of us.
We typically enter into agreements with our customers governing the provision of our services, which usually include certain indemnification provisions for losses resulting from operations. These agreements may require each party to indemnify the other against certain claims regardless of the negligence or other fault of the indemnified party; however, many states place limitations on contractual indemnity provisions, particularly agreements that indemnify a party against the consequences of its own negligence. Furthermore, certain states, including Louisiana, New Mexico, Texas and Wyoming, have enacted statutes generally referred to as “oilfield anti-indemnity acts” expressly prohibiting certain indemnity agreements contained in or related to oilfield services agreements. Such oilfield anti-indemnity acts may restrict or void a party’s indemnification of us, which could have a material adverse effect on our business, financial condition and results of operations.
Changes in trucking regulations may increase our transportation costs and negatively impact our business, financial condition and results of operations.
We operate trucks and other heavy equipment for the transportation and relocation of our oilfield services equipment and are therefore subject to regulation as a motor carrier by the Department of Transportation ("DOT") and analogous state agencies, whose regulations include authorizations to engage in motor carrier operations and regulatory safety. In addition, regulations issued by environmental and highway safety regulators can have an adverse impact on our trucking costs, and therefore, on our results of operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the DOT and analogous state legal requirements relating to trucking matters. While we cannot predict whether, or in what form, any legislation or regulatory and executive actions that change existing trucking legal requirements will occur, we may incur increased expenses associated with new or changed trucking laws, regulatory and executory actions, or other restrictions, which could negatively impact our business, financial condition and results of operations.
Legal requirements relating to hydraulic fracturing could increase our customers’ costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business, financial condition and results of operations.
We do not directly engage in hydraulic fracturing but provide products and services in support of our customers’ fracturing activities. The practice is controversial in certain parts of the country and there remains increased scrutiny and government regulation of the hydraulic fracturing process. Additionally, with concerns about seismic activity resulting from injection of produced wastewaters into underground disposal wells, certain regulators are also considering additional requirements related to seismic safety. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could also adversely impact their operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on these hydraulic fracturing, seismicity and water availability matters. One or more of these developments could decrease completion of our customers’ oil and gas wells, increase our and our customers’ compliance costs and reduce demand for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition.
We and our customers are subject to environmental and occupational health and safety laws and regulations that could increase our or our customers’ costs of doing business and adversely impact our business, financial condition and results of operations.
Our operations and our customers’ operations are subject to stringent federal, tribal, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources, and management, transportation and disposal of wastes and other materials. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on these matters. One or more of these developments could adversely impact our customers’ operations, increase our and our customers’ compliance costs and reduce demand for our products and services, any of which could have a material adverse effect on our business, results of operations and financial condition.
Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, which could result in increased operating and capital costs for us and our customers and reduced demand for the products and services we provide.
The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our and our customers’ operations are subject to regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the risks associated with attention to the threat of climate change and restriction of GHG emissions. New or amended legislation, executive actions, regulations or other regulatory initiatives that impose more stringent oil and gas sector standards for GHG emissions or restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Additionally, political, financial and litigation risks may result in our customers restricting, delaying or canceling production activities, incurring liability for infrastructure damages as a result of climatic changes, or impairing the ability to continue to operate in an economic manner, which could reduce demand for our products and services. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives energy sources (such as wind, solar, geothermal and tidal) could also reduce demand for oil and natural gas. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.
We may be required to assume responsibility for environmental and other liabilities of companies we have acquired or will acquire.
We may incur liabilities in connection with environmental conditions currently unknown to us relating to our existing, prior or future operations or those of predecessor companies whose liabilities we may have assumed or acquired. We also could be subject to third-party and governmental claims with respect to environmental matters, including claims under CERCLA in instances where we are identified as a potentially responsible party. We believe that indemnities provided to us in certain of our pre-existing acquisition agreements may cover certain environmental conditions existing at the time of the acquisition, subject to certain terms, limitations and conditions. However, if these indemnification provisions terminate or if the indemnifying parties do not fulfill their indemnification obligations, we may be subject to liability with respect to the environmental matters that those indemnification provisions address.
We face risks from increasing activism against, and negative investor sentiment towards the oil and gas industry, which may adversely impact our business.
Opposition towards oil and gas drilling and development activity has been growing globally and is particularly pronounced in the United States. Companies in the oil and gas industry have frequently been the target of activist efforts regarding environmental and safety matters as well as business practices but, in recent years, have been facing increasing scrutiny on its environmental, social and governance (“ESG”) practices, which includes such areas as sustainability, human rights and environmental social justice. Furthermore, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry, with some investors (including certain investment advisers, sovereign wealth funds, pension funds, university endowments and family foundations) having introduced policies to disinvest in the oil and gas sector for stated social and environmental considerations. Commercial and investment banks have also faced pressure to stop financing oil and gas production and related projects. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.
Restrictions, delays or cancellations imposed by governmental authorities in issuing permits or leases for our or our customers’ operations could impair our business.
We and our customers are required to obtain permits from one or more governmental agencies in order to perform certain activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. Moreover, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. The requirements for such permits vary depending on the type of operations, including the location where our customers’ drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Also, in some cases, federal agencies have cancelled proposed leases for federal lands and refused or delayed required approvals. Permitting or lease delays, an inability to obtain or renew permits or leases, or revocation of our or our customers’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on permitting and leasing matters, including actions under the Biden Administration that may adversely affect oil and natural gas leasing and permitting activities. Consequently, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, resulting in reduced demand for our products and services and a corresponding loss of revenue to us as well as adversely affecting our results of operations in support of those customers.
Silica-related legal requirements, including compliance with OSHA regulations relating to respirable crystalline silica or litigation, could have a material adverse effect on our business, financial condition, results of operation and reputation.

We are subject to laws and regulations relating to human exposure to crystalline silica. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on exposure to crystalline silica and other occupational health and safety matters. If we are unable to satisfy these exposure requirements, or are not able to do so in a manner that is cost effective or attractive to our customers, availability or demand for our products and services could be significantly affected and we can provide no assurance that we will be able to comply with any future laws and regulations relating to exposure to crystalline silica that are adopted, or that the costs of complying with such future laws and regulations would not have a material adverse effect on our operating results by requiring us to modify or cease our operations. Moreover, the actual or perceived health risks of handling hydraulic fracturing sand could materially and adversely affect hydraulic fracturing service providers, including us, through reduced use of hydraulic fracturing sand, the threat of product liability or employee or third-party lawsuits, increased scrutiny by federal, state and local regulatory authorities of us and our E&P customers or reduced financing sources available to the hydraulic fracturing industry.

Explosive incidents arising out of dangerous materials used in our business could disrupt operations and result in bodily injuries and property damages, which occurrences could have a material adverse effect our business, results of operations and financial conditions.

Our operations include the licensing, storage and handling of explosive materials that are subject to regulation by the ATF and analogous state agencies. Despite our use of specialized facilities to store and handle dangerous materials and our performance of employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers' operations or could cause restrictions, delays or cancellations in the delivery of our services. It is possible that such incidents could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages and injuries or cause production restrictions, delays or cancellations, any of which occurrences could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our ATF or analogous state license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.

The ESA and comparable laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service (“FWS”) under former President Trump issued a final rule in January 2021, which notably clarifies that criminal liability under the MBTA will apply only to actions “directed at” migratory birds, its nests, or its eggs; however, on March 8, 2021, the Biden Administration announced that it would revoke this January 2021 rule and may possibly reevaluate how the MBTA is implemented. Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA, which listings could indirectly cause our customers to incur additional costs, become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

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
Generally, our oil and natural gas E&P customers agree to indemnify us against claims arising from their employees’ personal injury or death to the extent that, in the case of our well site services, their employees are injured or their properties are damaged by such operations, unless, in most instances, resulting from our gross negligence or willful misconduct. Similarly, we generally agree to indemnify our E&P customers for liabilities arising from personal injury to or death of any of our employees, unless, in most instances, resulting from gross negligence or willful misconduct of the E&P customer. In addition, our E&P customers generally agree to indemnify us for loss or destruction of customer-owned property or equipment and in turn, we agree to indemnify our customers for loss or destruction of property or equipment we own. Losses due to catastrophic events, such as blowouts, are generally the responsibility of the E&P customer. However, despite this general allocation of risk, we might not succeed in enforcing such contractual allocation, might incur an unforeseen liability falling outside the scope of such allocation or may be required to enter into a service agreement with terms that vary from the above allocations of risk. As a result, we may incur substantial losses which could materially and adversely affect our business, financial condition and results of operations.
Although either we or our affiliates expect to maintain insurance at a level that we believe is consistent with that of similarly situated companies in our industry, we cannot guarantee that this insurance will be adequate to cover all liabilities. Further, insurance may not be generally available in the future or, if available, insurance premiums may make such insurance commercially unjustifiable.
Risks Relating to Our Common Stock

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership in us.

We may sell shares of common stock in the future. We may also issue additional shares of common stock, including as employee compensation or as consideration in one or more acquisitions or other business combination transactions. As of January 31, 2021, we had outstanding approximately 8.3 million shares of our common stock. We also have registered 645,000 shares of common stock reserved for issuance under our LTIP, 340,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan and 60,000 registered shares are reserved for issuance under our Non-Employee Directors Stock and Deferred Compensation Plan. Of those shares initially registered and reserved for issuance, as of January 31, 2021, approximately 576,700 restricted shares of common stock were granted in connection with equity awards to management, directors and employees and approximately 68,300 shares remain available for future issuance. An amendment to the LTIP was approved by stockholders on February 12, 2021 to increase the total number of shares reserved for issuance by 632,051 shares.
Subject to the satisfaction of vesting conditions and the requirements of Rule 144, the registered restricted shares of our common stock will be available for resale immediately in the public market without restriction. With respect to shares of restricted stock granted to certain members of our management, we have filed a resale prospectus in order to allow such members of our management to freely resell their restricted stock once it has vested. In addition, (i) certain former members of our management are entitled to registration rights with respect to their shares of restricted stock, and (ii) certain former QES stockholders are entitled to registration rights with respect to the shares of common stock they received in the Merger.
We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares held by stockholders with registration rights), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock. Sales of or other transactions relating to shares of our common stock by our significant stockholders, directors, officers or employees could cause a perception in the market place that adverse events or trends have occurred or may be occurring at our company or that it is otherwise an advantageous time to sell shares of our common stock.
We cannot assure you that we will pay dividends on our common stock, and our indebtedness could limit our ability to pay dividends on our common stock.

We do not currently intend to pay dividends. Our dividend policy will be established by our Board of Directors (the "Board of Directors," or "Board") based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. In addition, the terms of the agreements governing our debt limit, and the terms of the agreements governing any future debt may limit or prohibit, the payments of dividends. We cannot assure you that we will pay dividends in the future or continue to pay any dividends if we do commence the payment of dividends.
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

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. Some of these provisions include:

•	prohibiting cumulative voting by our stockholders on all matters;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
•	granting our Board the ability to authorize undesignated preferred stock; and
•	expressly authorizing our Board to adopt, alter or repeal our bylaws.

In addition, because we have not chosen to be exempt from Section 203 of the Delaware General Corporation Law (the "DGCL"), this provision could also delay or effectively prevent a change of control that some stockholders may favor. In general, Section 203 provides that, subject to limited exceptions, persons that, together with their affiliates and associates, acquire ownership of 15% or more of the outstanding voting stock of a Delaware corporation shall not engage in any “business combination” with that corporation or its subsidiaries, including any merger or various other transactions, for a three-year period following the date on which that person became the owner of 15% or more of the corporation’s outstanding voting stock.
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

Our amended and restated bylaws provide that, unless we otherwise consent in writing to selection of an alternative forum, the Court of Chancery in the State of Delaware (or, if the Court of Chancery does not have jurisdiction, the federal district court for the District of Delaware) will be the sole and exclusive forum for any derivative action or proceeding brought on behalf of KLX Energy Services, any action asserting a claim of breach of a fiduciary duty owed by any director, officer, employee or agent of KLX Energy Services to KLX Energy Services or KLX Energy Services’ stockholders, any action asserting a claim arising pursuant to any provision of the DGCL, KLX Energy Services’ certificate of incorporation or the bylaws, or any action asserting a claim governed by the internal affairs doctrine. This provision may limit a stockholder’s ability to bring a claim in a different judicial forum, including one that it may find favorable or convenient for intra-corporate disputes with us or our directors, officers, employees or agents, which may discourage such lawsuits. Alternatively, if a court were to find this provision of our amended and restated bylaws inapplicable to, or unenforceable in respect of, one or more of the specified types of actions or proceedings, we may incur additional costs associated with resolving such matters in other jurisdictions.

Utilizing the reduced disclosure requirements applicable to “emerging growth companies” may make our common stock less attractive to investors.

We qualify as an “emerging growth company” and are therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain in an emerging growth company for up to five years, although we would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 million in market value of our common stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period.
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

General Risks
We may be unable to attract or retain personnel who are key to our operations.
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
Many key responsibilities within our business have been assigned to a small number of employees. The loss of their services could adversely affect our business. In particular, the loss of the services of one or more members of our management team, including our Chief Executive Officer, Chief Financial Officer, Chief Compliance Officer, Chief Accounting Officer and certain of our Vice Presidents, could disrupt our operations. We do not maintain “key person” life insurance policies on any of our employees. As a result, we are not insured against any losses resulting from the death of our key employees.

We engage in transactions with related parties and such transactions present possible conflicts of interest that could have an adverse effect on us.
We may enter into transactions with related parties. The details of certain of these transactions are set forth in the section “Certain Relationships and Related Transactions, and Director Independence.” Related-party transactions create the possibility of conflicts of interest with regard to our management, including that:

•	we may enter into contracts between us, on the one hand, and related parties, on the other, that are not as a result of arm’s-length transactions;
•	our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties; and
•	our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.
Such conflicts could cause an individual in our management to seek to advance his or her economic interests or the economic interests of certain related parties above ours. Further, the appearance of conflicts of interest created by related-party transactions could impair the confidence of our investors. Our Board regularly reviews these transactions. Notwithstanding this, it is possible that a conflict of interest could have a material adverse effect on our business, financial condition and results of operations.
Uncertainty related to the London Inter-bank Offered Rate ("LIBOR") calculation process and potential phasing out of LIBOR after 2021 may adversely affect the market value of our future debt obligations.
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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters, which is located at 3040 Post Oak Boulevard, 15th Floor, Houston, Texas 77056. We currently own or lease the following additional material facilities:

	Leased or Owned	Expiration of Lease
Southwest
Cotulla, TX	Own	N/A
Hobbs, NM	Lease	7/31/2021
Midland, TX	Lease	9/30/2023
Midland, TX	Lease	9/30/2022
Midland, TX	Lease	8/31/2021
Odessa, TX	Lease	9/31/2021
Pleasanton, TX	Lease	3/31/2022
Rosharon, TX	Lease	1/31/2023
Victoria, TX	Own	N/A
Willis, TX	Own	N/A
Rocky Mountains
Arnegard, ND	Lease	9/30/2021
Casper, WY	Lease	7/31/2025
Dickinson, ND	Lease	12/31/2025
Gillette, WY	Lease	3/1/2023
Johnstown, CO	Own	N/A
LaSalle, CO	Lease	11/2/2022
Mills, WY	Lease	10/31/2026
Parachute, CO	Lease	4/6/2023
Platteville, CO	Lease	11/2/2022
Rock Springs, WY	Lease	6/30/2022
Williston, ND	Own	N/A
Northeast/Mid-Con
Bossier City, LA	Lease	12/30/2024
Bridgeport, WV	Lease	8/31/2024
Bridgeport, WV	Lease	8/31/2024
El Reno, OK	Lease	6/18/2022
Elk City, OK	Own	N/A
Hallsville, TX	Lease	12/31/2026
Longview, TX	Own	N/A
Oklahoma City, OK	Lease	7/31/2023
Oklahoma City, OK	Lease	7/31/2021
Tioga, PA	Lease	Month-to-Month
Union City, OK	Own	N/A

We believe that our facilities are adequate for our current operations and allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could readily obtain a replacement facility.

ITEM 3.	LEGAL PROCEEDINGS

During the year ended January 31, 2020, the Company discovered a credit card theft of approximately $2.6 (which is included in cost of sales for the year ended January 31, 2020) and promptly reported the theft to its insurers and law enforcement. The Company also filed suit against several third parties to recover damages related to the theft. During the year ended January 31, 2021, the Company received an insurance reimbursement of $2.5 million from insurance providers (which is included in cost of sales for the year ended January 31, 2021). The Company implemented additional expenditure controls to reduce the likelihood of similar thefts in the future, such as daily limits on all fuel cards and additional credit card activity reviews by management.

The Company is at times either a plaintiff or a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements, except as noted herein.

On March 9, 2021, the Company filed claims in the District Court of Harris, County Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. ("Redmon") and Certain Underwriters at Lloyd's ("Underwriters") to recover $4.6 million owed on invoices duly issued by the Company for services rendered on behalf of defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices or the charges therein but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense ("OEE") policy. An OEE policy is an industry norm to provide insurance coverage in the event of a blowout. Magellan's OEE policy has a limit of $20 million. We believe that total invoices issued to Magellan by its blowout vendors total $14.3 million and are within policy limits. The Company's Texas court action includes claims against Magellan and as an additional insured under the OEE policy and also against Redmon-Keys as Magellan's broker who issued the additional insured certificate to the Company.

On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that approximately $7.4 million of the total $14.3 million in blowout related expenses fall outside of policy coverage referencing a date on which they believe coverage ceased to apply. The Company disputes Underwriters allegations on coverage and will likely litigate the issue in one or more court actions. Nonetheless, we note here that approximately $2.3 million or half of the Company's total $4.6 million in invoice to Magellan relate to services rendered and materials provided prior to the coverage dispute date alleged by Underwriters. In its declaratory judgment action, Underwriters further alleged that it had made some payments to Magellan. As Magellan had not made onward payments to the Company, the Company filed a request for a Temporary Restraining Order ("TRO") against Magellan in its Texas state court lawsuit. On March 30, 2021, hours before the TRO hearing, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code.

The Company believes that the OEE policy is now an asset of the Chapter 7 estate. The bankruptcy proceedings are in their initial stages. At this time, the Company has reserved the full amount of its invoices totaling $4.6 million as a prudent action in light of the Chapter 7 filing. However, we believe that the proceeds from the OEE policy will ultimately be allocated to the blowout creditors and will be offering our support to the U.S. Trustee in its pursuit of full recovery under the OEE policy from Underwriters.

See Note 11. “Commitments, Contingencies and Off-Balance Sheet Arrangements” to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “KLXE”.

On April 26, 2021, the last reported sale price of our common stock as reported by Nasdaq was $9.01 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 994 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

Dividend Policy

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended January 31, 2021:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2020 - November 30, 2020	509	$4.81	—	$48,859,603
December 1, 2020 - December 31, 2020	567	$7.88	—	$48,859,603
January 1, 2021 - January 31, 2021	32	$4.12	—	$48,859,603
Total	1,108		—

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
As a smaller reporting company, we are not required to provide the information required by Item 301 of Regulation S-K.

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

The following discussion and analysis addresses the results of our operations for the year ended January 31, 2021, as compared to our results of operations for the year ended January 31, 2020. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE ("Merger Sub"), with and into Quintana Energy Services Inc. (“QES”), with QES surviving the merger as a subsidiary of KLXE (the "Merger") closed on July 28, 2020. Unless otherwise noted or the context requires otherwise, references herein to KLX Energy Services with respect to time periods prior to July 28, 2020 include KLX Energy Services and its consolidated subsidiaries and do not include QES and its consolidated subsidiaries, while references herein to KLX Energy Services with respect to time periods from and after July 28, 2020 include QES and its consolidated subsidiaries.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing services, further enhancing our completions business. We successfully completed the integration of the Motley business during Fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. In March 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent, providing fishing, non-hydraulic fracturing high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Tecton and Red Bone businesses during Fiscal 2019. We acquired QES during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of asset-light oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

On July 26, 2020, the Company’s Board approved a 1-for-5 reverse stock split to stockholders that became effective at 12:01 a.m. on July 28, 2020 (the “Reverse Stock Split”). On July 28, 2020, we successfully completed the all-stock Merger with QES. At the time of the closing, the holders of QES common stock received 0.0969 shares of KLXE common stock in exchange for each share of QES common stock held. KLXE and QES stockholders owned approximately 59% and 41%, respectively, of the equity of the combined company on a fully-diluted basis. As a result of the Merger, our Board is now comprised of nine directors, consisting of five directors designated by KLXE and four directors designated by QES. Additionally, Christopher J. Baker, the former President and Chief Executive Officer of QES, now serves as our President and Chief Executive Officer, and Keefer M. Lehner, the former Executive Vice President and Chief Financial Officer of QES, now serves as our Executive Vice President and Chief Financial Officer.

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

As of January 31, 2021, the Company implemented approximately $46.0 of annualized cost savings. We are diligently focused on generating additional cost savings from the Merger and to date have realized such savings through eliminating KLXE's legacy corporate headquarters in Wellington, Florida, rationalizing associated corporate functions to Houston, and capturing operational synergies in the areas of personnel, facilities and rolling stock. Additional synergies may be realized as management continues to rationalize operational facilities and align common roles, processes and systems throughout each function and region. The Merger also enhances the Company’s ability to effect further industry consolidation. Looking ahead, the Company expects to pursue strategic, accretive consolidation opportunities that further strengthen the Company’s competitive positioning and capital structure and drive efficiencies, accelerate growth and create long‑term stockholder value.

Company Overview

We serve many of the leading companies engaged in the exploration and development of onshore conventional and unconventional oil and natural gas reserves in the United States. Our customers are primarily large independent and major oil and gas companies. We currently support these customer operations from over 50 service facilities located in the key major shale basins. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin, Eagle Ford Shale and the Gulf Coast as well as in industrial and petrochemical facilities), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). Our revenues, operating earnings and identifiable assets are primarily attributable to these three reportable geographic segments. While we manage our business based upon these geographic groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

These expansive operating areas provide us with access to a number of nearby unconventional crude oil and natural gas basins, both with existing customers expanding their production footprint and third parties acquiring new acreage. Our proximity to existing and prospective customer activities allows us to anticipate or respond quickly to such customers’ needs and efficiently deploy our assets. We believe that our strategic geographic positioning will benefit us as activity increases in our core operating areas. Our broad geographic footprint provides us with exposure to the ongoing recovery in drilling, completion, production and intervention related service activity and will allow us to opportunistically pursue new business in basins with the most active drilling environments.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house R&D organization and, in selected instances, by our technology partners to develop tools covered by 25 patents and 14 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, E&P companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real-time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service the most technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well.

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

Segment Reporting

The Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. The change is reflected retroactively in the accompanying financial statements, which resulted in a decrease to the total corporate overhead costs allocated to our three reportable segments for the year ended January 31, 2021, and 2020 of $62.0 and $54.7, respectively.

In conjunction with the change in presentation of reportable segments, the Company also changed its presentation of segment assets. Historically, and through July 31, 2020, the Company’s corporate assets were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the presentation of total assets to present corporate assets separately as a reconciling item in its segment reporting disclosures. As a result of the change in presentation, the total corporate assets allocated to the Company’s three reportable segments decreased by $51.9 and $139.1 as of January 31, 2021 and 2020, respectively.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the year ended January 31, 2021 and 2020, the total drilling revenues reported within segment reporting was $46.7 and $44.4, respectively.

These current period changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

See Note 15. “Segment Reporting” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. Market demand for our services during 2020 was challenged due to the COVID-19 pandemic and macro supply and demand concerns. The oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which continued into 2020. During the first quarter of 2020, the emergence of COVID-19, and the global pandemic caused thereby, placed significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures and causing the continued acceleration of upstream oil and gas bankruptcies. In the midst of the ongoing COVID-19 pandemic, OPEC+ were unable to reach an agreement on production levels for crude oil, at which point Saudi Arabia and Russia initiated efforts to aggressively increase production. The convergence of the COVID-19 pandemic and the crude oil production increases caused the unprecedented dual impact of global oil demand decline and the risk of a substantial increase in supply. While OPEC+ agreed in April 2020 to cut production, downward pressure on commodity prices remained through much of Fiscal 2020. WTI's average daily price per barrel decreased by approximately $18.91, or 32.9%, to $38.59 per barrel (“Bbl”) during Fiscal 2020, compared to Fiscal 2019's average daily price per barrel of $57.50.

In response to the COVID-19 pandemic and the concurrent Saudi-Russia market share dispute, activity levels in the US plunged to record lows. US operators responded by shutting-in production and drastically reducing drilling and completions activity and associated spending. For example, US operators laid down nearly 70% of active rigs between the first and third quarters of 2020 and a majority of US operators reduced 2020 capital spending by 50% when compared to 2019 and renewed their focus on living within free cash flow.

Ultimately OPEC plus curtailed production and stabilized crude prices in mid-2020. This resulted in a material increase in commodity prices over the course of the second half of 2020. US operators remain focused on executing on free cash flow centric strategies but have increased drilling and completion activity meaningfully since the market bottomed in mid-2020.

Despite these market headwinds experienced in 2020, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

Our completions services have been the first to reflect an improvement in market activity, as operators have focused on completing their backlog of drilled uncompleted wells from earlier in the year. We began to see an uptick in activity at the end of the second quarter. An increase in completions activity during the fourth quarter of 2020 has driven the activity rebound, while drilling activity has been slower to rebound with rig count bottoming in August 2020 and rebounding 136 rigs, or 59.6%, to 364 rigs as of January 31, 2021. We believe our diverse product and service offerings uniquely positions KLXE to respond to a rapidly evolving marketplace where we can provide a comprehensive suite of engineered solutions for our customers with one call and one master services agreement.

The extent and duration of the continued global impact of the COVID-19 pandemic is unknown. While economic activity has increased from the April 2020 lows, and signs of a potential global economic recovery have emerged, driven by the rollout of COVID-19 vaccines, fiscal and monetary stimulus policies, and pent-up demand for goods and services, concerns about a COVID-19 resurgence have hindered the pace of a full return of social and commercial activity.

In February of 2021, we experienced a material slow down due to the unprecedented North American Winter Storm Uri, the costliest winter storm in U.S. history. As a result of the storm conditions, our customers shut in wells and delayed work causing us at least seven days of lost revenue, primarily in the Permian and the Mid-continent regions.

Looking ahead to Fiscal 2021, provided that the impact of the COVID-19 pandemic lessens, economic activity continues to increase, and commodity prices remain strong, we believe that our customers will sustain activity in order to hold their production flat to 2020 exit levels, with completions spend expected to outpace drilling. So far in Fiscal 2021, WTI prices have increased an incremental 12.8% from February 1 to April 1. In response, US have continued to increase drilling and completion activity levels relative to where the market exited 2020. As of April 1, 2021, US rig count was up to 430, an increase of 12.0% since January 31, 2021. Additionally, we have continued to see US shale operators consolidate within certain basins, particularly the Permian and many operators have announced that they are targeting oil and gas production at the end of 2021 to be consistent with production levels at year end 2020.

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

We believe our operating cost structure is now materially lower than during historical financial reporting periods and the realization of the $46.0 of expected cost synergies associated with the Merger will only further reduce our cost structure and afford us greater flexibility to respond to changing industry conditions. The implementation of integrated, company-wide management information systems and processes provides more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. As of January 31, 2021, the QES integration and the implementation of all synergies was complete. The potential for further cost savings remains as we continue to refine and optimize the business. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

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

The measures we believe most effective to achieve the above stated goals include:

•Revenue
•Adjusted Earnings before interest, taxes, depreciation and amortization ("EBITDA"): Adjusted EBITDA is a supplemental non-Generally Accepted Accounting Principles ("GAAP") financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net earnings or cash flows as determined by GAAP. We define Adjusted EBITDA as net earnings (loss) before interest, taxes, depreciation and amortization, further adjusted for (i) goodwill and/or long-lived asset impairment charges, (ii) stock-based compensation expense, (iii) restructuring charges, (iv) transaction and integration costs related to acquisitions and (v) other expenses or charges to exclude certain items that we believe are not reflective of ongoing performance of our business.
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

Results of Operations
Year Ended January 31, 2021 Compared to Year Ended January 31, 2020

Revenue. The following table provides revenues by segment for the periods indicated:

	Year Ended
	January 31, 2021	January 31, 2020	% Change
Revenue:
Southwest	$83.6	$177.9	(53.0)%
Rocky Mountains	99.3	216.4	(54.1)%
Northeast/Mid-Con	93.9	149.7	(37.3)%
Total revenue	$276.8	$544.0	(49.1)%

For the year ended January 31, 2021, revenues of $276.8 decreased by $267.2, or 49.1%, as compared with the prior year period. Southwest segment revenue declined by $94.3, or 53.0%, Rocky Mountains segment revenue declined by $117.1, or 54.1%, and Northeast/Mid-Con segment revenue declined by $55.8, or 37.3%. On a product line basis, drilling, completion, production and intervention services contributed approximately 16.9%, 52.0%, 16.4% and 14.7%, respectively, to fiscal 2020 revenues. On a product line basis completion, production and intervention services revenues decreased by approximately $150.1, $67.6 and $51.8, respectively, as compared to the same period in the prior year. The overall decrease in revenues reflects the lingering impacts of the unforeseen global oil market share dispute and the prolonged demand destruction caused by the COVID-19 pandemic, resulting in a depression in oil prices, a historically low rig count and, ultimately, decreased demand for services such as those provided by the Company. Drilling revenues increased $2.3, driven primarily by addition of QES's Directional Drilling business as part of the Merger and increased market activities experienced during the fourth quarter of 2020.

Cost of sales. For the year ended January 31, 2021, cost of sales was $314.8, or 113.7% of sales, as compared to the prior year period of $470.0, or 86.4% of sales. Cost of sales as a percentage of revenues increased primarily due to negative operating leverage related to the 49.1% year-over-year decline in revenues as the significant decline in revenues outpaced the reduction in fixed costs. Cost of sales included $57.7 and $60.2 of depreciation expense for the year ended January 31, 2021 and 2020, respectively.

Selling, general and administrative expenses ("SG&A"). SG&A expenses during the year ended January 31, 2021, were $88.8, or 32.1% of revenues, as compared with $100.0, or 18.4% of revenues, in the prior year period. SG&A decreased primarily due to reductions in payroll and related expenses and bad debt expense of $7.5 and $10.8, respectively, offset by increases in professional fees of $9.6. R&D costs during the year ended January 31, 2021 were $0.7, as compared to the prior year period of $2.7, reflecting our continued focus on maintaining an in-house R&D function while scaling costs to adjust to current levels of customer demand. Fiscal 2020 SG&A expenses include six months of incremental activity related to the Merger, that wasn't included in prior year results.

Operating (loss) earnings. The following is a summary of operating (loss) earnings by segment:

	Year Ended
	January 31, 2021	January 31, 2020	% Change
Operating (loss) earnings:
Southwest	$(120.0)	$(37.4)	(220.9)%
Rocky Mountains	(43.4)	32.7	(232.7)%
Northeast/Mid-Con	(116.0)	(16.3)	NMF
Corporate and other	(62.0)	(54.7)	(13.3)%
Bargain purchase gain	40.3	—	NMF
Total operating (loss) earnings	$(301.1)	$(75.7)	(297.8)%

For the year ended January 31, 2021, operating loss was $301.1, as compared to operating loss of $75.7 in the prior year period, largely driven by a reduction in revenues due to reduced activity and pricing pressure caused by the COVID-19 pandemic and international pricing and production disputes, as well as non-recurring items related to the Merger and increased impairment and other charges. For the years ended January 31, 2021 and 2020, there were $180.4 and $0.0 impairments of long lived assets. For the years ended January 31, 2021 and 2020, the Company determined goodwill was impaired and recorded goodwill impairment charges of $28.3 and $47.0, respectively.

For the year ended January 31, 2021, Rocky Mountains segment operating loss was $43.4, Northeast/Mid-Con segment operating loss was $116.0 and Southwest segment operating loss was $120.0, in each case primarily driven by lower revenues as a result of decreased demand for the Company's products and services.

Income tax expense (benefit). Income tax expense was $0.4 for the year ended January 31, 2021, as compared to income tax benefit of $8.5 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. Net loss for the year ended January 31, 2021 was $332.2, as compared to $96.4 in the prior year period, primarily due to decreased demand, increased impairment and other charges, non-recurring items related to the Merger and integration totaling $39.7, offset by the bargain purchase gain on the Merger of $40.3 as described above.
Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders and borrowings under the Company’s ABL Facility and cash flows from operations. At January 31, 2021, we had $47.1 of cash and cash equivalents and $34.9 available on the ABL Facility, net of $10 FCCR holdback, which resulted in a total liquidity position of $82.0.

Volatile WTI prices, challenges created by the global COVID-19 pandemic and the current oil supply demand imbalance have further decreased demand for our services. Our cash flows used in operations for the year ended January 31, 2021 were approximately $64.9. In response to declining customer activity and commodity price instability, in the third quarter of 2020 we fully implemented actions to achieve previously announced annualized run-rate cost synergies. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. The COVID-19 pandemic and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter through the third quarter. Additionally, should our customers experience financial distress due to the current market conditions, they could default on their payments owed to us, which would affect our cash flows and liquidity.

Our primary use of capital resources has been for funding working capital and investing in property and equipment used to provide our services. We actively manage our capital spending and are focused on required maintenance spending. In addition, we regularly monitor potential sources of capital, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly affected the value of our common stock, which may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings without a viable recovery and uptick in the demand for our services.

At January 31, 2021, we had $47.1 of cash and cash equivalents. Cash on hand at January 31, 2021 decreased by $76.4, as compared with $123.5 cash on hand at January 31, 2020 as a result of $64.9 of cash flows used by operating activities primarily related to $29.4 of interest, and $9.7 to pay down QES's five year asset-based revolving credit agreement; and $11.9 of cash flows used in investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

Net working capital as of January 31, 2021 was $35.0, a decrease of $12.4 as compared with net working capital of $47.4 at January 31, 2020. Net working capital is calculated as current assets, excluding cash, less current liabilities, excluding accrued interest and capital lease obligations. As of January 31, 2021, total current assets excluding cash decreased by $1.4 and total current liabilities increased by $11.0. The increase in current assets was primarily related to an accounts receivable-trade, net decrease of $12.2, offset by a $8.8 increase in inventory, net and a $2.0 increase in other current assets. The increase in total current liabilities was due to a $8.0 and $3.0 increase in accounts payable and accrued liabilities, respectively.

The following table sets forth our cash flows for the periods presented below:

	Year Ended
	January 31, 2021	January 31, 2020
Net cash (used in) provided by operating activities	$(64.9)	$58.1
Net cash used in investing activities	(11.9)	(97.7)
Net cash provided by (used in) financing activities	0.4	(0.7)
Net change in cash	(76.4)	(40.3)
Cash balance end of period	$47.1	$123.5

Net cash (used in) provided by operating activities

Net cash used in operating activities was $64.9 for the year ended January 31, 2021, as compared to net cash provided by operating activities of $58.1 for the year ended January 31, 2020. The decrease in operating cash flows was primarily attributable to the decrease in revenues across all operating segments and most service and related product lines driven by the current slowdown and market headwinds. In addition, the overall cash collected from the reduction in working capital could not offset the decline in operating leverage, and thus, the Company incurred an operating loss for the year ended January 31, 2021.

Net cash used in investing activities

Net cash used in investing activities was $11.9 for the year ended January 31, 2021, as compared to net cash used in investing activities of $97.7 for the year ended January 31, 2020. The cash flow used in investing activities for the year ended January 31, 2021 was primarily driven by critical maintenance capital spending tied to the operation of our existing asset base. These investments were offset by the sale of trucks and other idle assets resulting from the cost reduction initiatives.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $0.4 for the year ended January 31, 2021 due to a change in financed payables, compared to net cash used in financing activities of $0.7 for the year ended January 31, 2020. During the year ended January 31, 2021, $0.4 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to LIBOR (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. During the third quarter of 2020, the Company included the acquired QES current asset collateral into the borrowing base formula used to calculate the KLXE borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. No amounts were outstanding under the ABL Facility as of January 31, 2021. The effective interest rate under the ABL Facility would have been approximately 2.75% on January 31, 2021.

The ABL Facility includes a financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the year ended January 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of January 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of January 31, 2021.

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Notes") offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of January 31, 2021 was $243.9. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of January 31, 2021 was $7.2.

We believe our cash on hand, along with $34.9 of availability under our $100.0 undrawn ABL Facility, net of $10 FCCR holdback, provides us with the ability to fund our operations, make planned capital expenditures, repurchase our debt or equity securities, meet our debt service obligations and provide funding for potential future acquisitions.

Capital Requirements and Sources of Liquidity

Our capital expenditures were $12.2 during the year ended January 31, 2021, compared to $70.8 in the year ended January 31, 2020. We expect to incur between $15.0 and $20.0 in capital expenditures for the year ending January 31, 2022, based on current industry conditions and our recent significant investments in capital expenditures over the past several years. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives. We expect to fund future capital expenditures from cash on hand and cash flow from operations. We have funds available from our $100.0 ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio), none of which was drawn at January 31, 2021.

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, and financial and business and other factors, many of which are beyond our control. We believe based on our current forecasts, our cash on hand, the ABL Facility availability, together with our cash flows, will provide us with the ability to fund our operations and make planned capital expenditures for at least the next 12 months.

The Company also continues to assess various sources and options including public and private financings to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so.

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

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At January 31, 2021, future minimum lease payments under these arrangements approximated $72.1, of which $21.6 is related to long-term real estate leases.

See Note 11. “Commitments, Contingencies and Off-Balance Sheet Arrangements” to our audited consolidated financial statements included elsewhere in this Form 10-K.

Critical Accounting Policies and Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at January 31, 2021 and 2020 was $6.5 and $12.9, respectively.

Business Combinations

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

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to bargain purchase gain if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Goodwill and Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

As of January 31, 2021, the Company had three reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the CODM.

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

For the years ended January 31, 2021 and 2020, the Company determined goodwill was impaired and recorded goodwill impairment charges of $28.3 and $47.0, respectively. See Note 7 for additional information.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2021 and 2020, there were $180.4 and $0.0 impairments of long lived assets. See Note 7 for additional information.

Revenue Recognition

Revenue is recognized upon the customer obtaining control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC Topic 606, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Service revenues are recorded over time throughout and for the duration of the service period pursuant to a master services agreement (“MSA”) combined with a completed field ticket or a work order. Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon delivery in accordance with the terms of the field ticket or work order.

Recent Accounting Pronouncements

See Note 2 “Recent Accounting Pronouncements” to our consolidated financial statements for a discussion of recently issued accounting pronouncements. As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are offered an opportunity to use an extended transition period for the adoption of new or revised financial accounting standards. We operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of January 31, 2021 and 2020, the related consolidated statements of operations, stockholders’ equity, and cash flows, for each of the two years in the period ended January 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of January 31, 2021 and 2020, and the results of its operations and its cash flows for each of the two years in the period ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Deloitte & Touche LLP

Tampa, Florida
April 28, 2021

We have served as the Company's auditor since 2018.

KLX Energy Services Holdings, Inc.
Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	January 31, 2021	January 31, 2020
ASSETS
Current assets:
Cash and cash equivalents	$47.1	$123.5
Accounts receivable–trade, net of allowance of $6.5 and $12.9	67.0	79.2
Inventories, net	20.8	12.0
Other current assets	15.8	13.8
Total current assets	150.7	228.5
Property and equipment, net	203.7	306.8
Goodwill	—	28.3
Intangible assets, net	2.5	45.8
Other assets	5.8	14.0
Total assets	$362.7	$623.4
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$39.4	$31.4
Accrued interest	7.2	7.2
Accrued liabilities	29.2	26.2
Current portion of capital lease obligations	1.9	—
Total current liabilities	77.7	64.8
Long-term debt	243.9	243.0
Long-term capital lease obligations	4.4	—
Other non-current liabilities	4.6	3.4
Commitments, contingencies and off-balance sheet arrangements (Note 11)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 8.6 and 5.0 issued (1)	0.1	0.1
Additional paid-in capital	469.1	416.6
Treasury stock, at cost, 0.3 shares and 0.1 shares (1)	(4.0)	(3.6)
Accumulated deficit	(433.1)	(100.9)
Total stockholders’ equity	32.1	312.2
Total liabilities and stockholders' equity	$362.7	$623.4

(1) Common stock and treasury stock were retroactively adjusted for the Company's 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)

	Year Ended
	January 31, 2021	January 31, 2020
Revenues	$276.8	$544.0
Costs and expenses:
Cost of sales	314.8	470.0
Selling, general and administrative	88.8	100.0
Research and development costs	0.7	2.7
Impairment and other charges	213.9	47.0
Bargain purchase gain	(40.3)	—
Operating loss	(301.1)	(75.7)
Non-operating expense:
Interest expense, net	30.7	29.2
Loss before income tax	(331.8)	(104.9)
Income tax expense (benefit)	0.4	(8.5)
Net loss	$(332.2)	$(96.4)

Net loss per share-basic (1)	$(50.86)	$(21.61)
Net loss per share-diluted (1)	$(50.86)	$(21.61)
(1) Basic and diluted net loss per share were retroactively adjusted for the Company’s 1-for-5 Reverse Stock
Split effective July 28, 2020. See Note 1.

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended January 31, 2021 and 2020
(In millions of U.S. dollars and shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2019	4.5	$—	$345.2	$—	$(4.5)	$340.7
Sale of stock under employee stock purchase plan	—	—	1.8	—	—	1.8
Restricted stock, net of forfeitures	0.1	—	18.2	(1.0)	—	17.2
Purchase of treasury stock	—	—	—	(1.2)	—	(1.2)
Red Bone acquisition price shares reserved	0.2	—	36.4	—	—	36.4
Issuance of shares as a component of Tecton acquisition price	0.1	—	12.1	—	—	12.1
Issuance of shares as a component of Motley acquisition price	0.1	0.1	2.9	—	—	3.0
Escrowed shares related to Tecton acquisition	—	—	—	(1.4)	—	(1.4)
Net loss	—	—	—	—	(96.4)	(96.4)
Balance at January 31, 2020	5.0	0.1	416.6	(3.6)	(100.9)	312.2
Restricted stock, net of forfeitures	—	—	17.8	(0.1)	—	17.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Red Bone acquisition price shares reserved	0.2	—	—	—	—	—
QES acquisition price shares issuance	3.4	—	34.7	—	—	34.7
Net loss	—	—	—	—	(332.2)	(332.2)
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	Year Ended
	January 31, 2021	January 31, 2020
Cash flows from operating activities:
Net loss	$(332.2)	$(96.4)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	61.7	64.1
Deferred income taxes	(0.1)	(8.9)
Impairment and other charges	213.9	47.0
Non-cash compensation	17.8	18.5
Amortization of deferred financing fees	1.3	1.1
Provision for inventory reserve	3.0	2.6
Change in allowance for doubtful accounts	(6.9)	9.8
(Gain) loss on disposal of property, equipment and other	(1.7)	5.0
Bargain purchase gain	(40.3)	—
Changes in operating assets and liabilities:
Accounts receivable	31.4	39.9
Inventories	(0.1)	3.6
Other current and non-current assets	7.4	(9.0)
Accounts payable	(16.1)	(13.8)
Other current and non-current liabilities	(4.0)	(5.4)
Net cash flows (used in) provided by operating activities	(64.9)	58.1
Cash flows from investing activities:
Purchases of property and equipment	(12.2)	(70.8)
Proceeds from sale of property and equipment	4.3	0.7
Acquisitions, net of cash acquired	(4.0)	(27.6)
Net cash flows used in investing activities	(11.9)	(97.7)
Cash flows from financing activities:
Purchase of treasury stock	(0.4)	(1.2)
Shares cancelled by employees for taxes	—	(1.0)
Cash proceeds from stock issuance	—	1.5
Payments on capital lease obligations	(1.1)	—
Change to financed payables	1.9	—
Net cash flows provided by (used in) financing activities	0.4	(0.7)
Net decrease in cash and cash equivalents	(76.4)	(40.3)
Cash and cash equivalents, beginning of period	123.5	163.8
Cash and cash equivalents, end of period	$47.1	$123.5

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$(0.5)	$1.0
Interest	29.4	29.4
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$(5.6)	$(9.8)
Accrued capital expenditures	1.7	4.5

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Consolidated Financial Statements
(In millions of U.S. dollars)

NOTE 1 - Description of Business and Significant Accounting Policies

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

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled-tubing, directional drilling, hydraulic fracturing rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing and well control services. KLXE’s primary rentals and products include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, dissolvable plugs, composite plugs and accommodation units.

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

Basis of Presentation

The accompanying consolidated financial statements were prepared in accordance with accounting principles generally accepted in the United States of America ("GAAP”). The consolidated financial statements include all accounts of KLXE and its subsidiaries. All intercompany transactions and account balances have been eliminated upon consolidation.

The consolidated financial statements for Fiscal 2019 and for the period from February 1, 2020 to July 28, 2020 reflect only the historical results of the Company prior to the completion of the Merger. The accompanying consolidated financial statements present the consolidated KLXE and QES financial position as of January 31, 2021. The consolidated statement of operations and the consolidated statement of cash flows for the year ended January 31, 2021 includes QES’s results for the period July 29, 2020 through January 31, 2021.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

Segment Reporting

The Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 15 for additional information. The change is reflected retroactively in the accompanying financial statements which resulted in a decrease to the total corporate overhead costs allocated to our three reportable segments for the year ended January 31, 2021, and 2020 of $62.0 and $54.7, respectively.

In conjunction with the change in presentation of reportable segments, the Company also changed its presentation of segment assets. Historically, and through July 31, 2020, the Company’s corporate assets were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the presentation of total assets to present corporate assets separately as a reconciling item in its segment reporting disclosures. As a result of the change in presentation, the total corporate assets allocated to the Company’s three reportable segments decreased by $51.9 and $139.1 as of January 31, 2021 and 2020, respectively.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the year ended January 31, 2021 and 2020, the total drilling revenues reported within segment reporting was $46.7 and $44.4, respectively.

These current period changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

Business Combinations

We completed our acquisition of QES on July 28, 2020. QES's results of operations have been included in our financial results for the period subsequent to the acquisition date.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeded the purchase consideration, resulting in a bargain purchase gain.

When determining the fair value of assets acquired and liabilities assumed, we make significant estimates and assumptions. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to bargain purchase gain if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred.

Revenue Recognition

Revenue is recognized upon the customer obtaining control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC Topic 606, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Service revenues are recorded over time throughout and for the duration of the service period pursuant to a master services agreement (“MSA”) combined with a completed field ticket or a work order. Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon delivery in accordance with the terms of the field ticket or work order.

Income Taxes

The Company accounts for deferred income taxes through the asset and liability method. Under this method, a deferred tax liability or asset is recognized for the expected future tax consequences resulting from the differences in financial reporting bases and tax bases of assets and liabilities. Deferred tax assets and liabilities are measured using enacted tax rates in effect for the years in which the differences are expected to reverse. A valuation allowance is recorded if it is more likely than not that some or all of the deferred tax assets will not be realized. The Company recognizes accrued interest and penalties related to uncertain tax positions, if any, as a component of income tax expense.

Cash Equivalents

For purposes of reporting cash flows, cash and cash equivalents consist of cash on hand, and certificates of deposits. The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

The Company maintains its cash and cash equivalents in various financial institutions, which at times may exceed federally insured amounts. Management believes that this risk is not significant.

Accounts Receivable, Net

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at January 31, 2021 and 2020 was $6.5 and $12.9, respectively.
Activity in our allowance for doubtful accounts during the years ended January 31, 2021 and 2020 is set forth in the table below:

Allowance of doubtful accounts	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions (1)	Balance at end of period
2021	$12.9	$2.0	$(8.4)	$6.5
2020	$3.1	$11.6	$(1.8)	$12.9
(1) Accounts receivable balances written off during the period, net of recoveries.

Inventories

Inventories, made up primarily of dissolvable plugs, supplies, finished goods and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Reserves for excess and obsolete inventory were approximately $2.4 and $1.5 as of January 31, 2021 and 2020, respectively.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to forty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).

Goodwill and Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

As of January 31, 2021, the Company had three reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the CODM.

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

For the years ended January 31, 2021 and 2020, the Company determined goodwill was impaired and recorded goodwill impairment charges of $28.3 and $47.0, respectively. See Note 7 for additional information.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended January 31, 2021 and 2020, there were $180.4 and $0.0 impairments of long lived assets. See Note 7 for additional information.

Debt Issuance Costs

The Company capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to the Company’s $100.0 senior secured asset-based lending facility are presented net of amortization as a non-current asset. Debt issuance costs related to the Company’s $250.0 principal amount of 11.5% senior secured notes due 2025 is presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $1.3 and $1.1 for the years ended January 31, 2021 and 2020, respectively.

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding restricted stock awards and restricted stock units. These potential common stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti‑dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, whereby share-based compensation cost is measured on the date of grant, based on the calculated fair value of the award and recognized as selling, general and administrative expenses in the consolidated statement of operations over the requisite service period. Compensation cost recognized during the year ended January 31, 2021 and 2020 primarily related to grants of restricted stock and restricted stock units granted or approved by the Company’s Compensation Committee. See “Note 13 - Stock-Based Compensation” for additional information related to stock-based compensation.

The Company has established a qualified ESPP, the terms of which, when active, allow for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. The Company’s first option period began on January 1, 2019. The ESPP did not have enough shares reserved to satisfy outstanding options to purchase during the offering period ended June 30, 2020, therefore, the Company refunded participants’ contributions. In addition, the Company agreed with QES to temporarily suspend the ESPP due to the Merger. The ESPP was still suspended as of January 31, 2020. The value of the rights granted during the years ended January 31, 2021 and 2020 was $0.0 and $0.3, respectively. See “Note 13 - Stock-Based Compensation” for additional information related to the ESPP.

Concentration of Risk

The Company provides products and services to energy industry customers who focus on developing and producing oil and gas onshore in North America. The Company’s management performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Credit losses have historically been within management’s expectations and the provisions established.

Significant customers change from year to year depending on the level of E&P activity and the use of the Company’s services. During the years ended January 31, 2021 and 2020, no single customer accounted for more than 10% of the Company’s revenues.

NOTE 2 - Recent Accounting Pronouncements

In March 2020, FASB issued accounting standard update, ("ASU") 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments in this ASU are effective for all entities, if elected, through December 31, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2019, FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify aspects of income tax approach for intra-period tax allocations when there is a loss from continuing operations and income or a gain from other items, and to provide a general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Topic 740 also provides guidance to simplify how an entity recognizes a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and evaluations of when step ups in the tax basis of goodwill should be considered part of a business combination. Companies should also reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance is effective for the Company for the fiscal year beginning February 1, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of January 31, 2021 had a third-party accounts receivable balance, net of allowance, of $67.0. Topic 326 is not expected to have a material impact on the Company’s consolidated financial statements.

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

NOTE 3 - Business Combinations

QES Merger

On July 28, 2020, the Company completed the Merger with QES, a diversified provider of oilfield services to onshore oil and natural gas E&P     companies operating in the United States. The Merger purchase price was approximately $44.4, which was comprised of 3.4 million shares of the Company’s common stock and cash paid to settle QES debt. Based on the Company’s preliminary purchase price allocation, the purchase price was less than the fair value of the identifiable assets acquired, which resulted in a $40.3 bargain purchase gain being recorded on the consolidated statements of operations for the year ended January 31, 2021. In connection with the closing of the Merger, $9.7 in outstanding borrowings and associated fees and expenses of QES's five-year asset-based revolving credit agreement (the “QES ABL Facility”) were paid off. In addition, the Company assumed certain QES compensation agreements, including restricted stock units ("RSU"), with an estimated fair value of $2.0. Based on the service period related to the period prior to the acquisition date, $0.4 was allocated to the purchase price, and $1.6 relating to post-acquisition services will be recorded as operating expenses over the remaining requisite service periods. As of the Merger date, each unvested QES RSU was converted into a replacement KLXE RSU award at a conversion rate of 0.0969 and valued on July 28, 2020.

The Merger was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying consolidated statements of operations from the respective date of acquisition.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. The Company expects to finalize its analysis by the second quarter of fiscal 2021. The following table summarizes the fair values of assets acquired and liabilities assumed in the Merger in accordance with ASC 805:

QES
Cash	$8.7
Accounts receivable-trade	12.2
Inventories	11.8
Other current and non-current assets	7.4
Property and equipment	84.5
Accounts payable	(27.1)
Other current and non-current liabilities	(12.8)
Bargain purchase	(40.3)
Total purchase price (1)	$44.4
(1) The total consideration the Merger was approximately $44.4, which was comprised of 3.4 million shares of the Company’s common stock and cash paid to settle QES debt.

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

On a pro forma basis to give effect to the Merger, as if it occurred on February 1, 2019, revenues, net loss and loss per diluted share for the years ended January 31, 2021 and 2020 would have been as follows:

	Unaudited Pro Forma
	Year Ended January 31,
	2021	2020
Revenues	$370.4	$1,010.1
Net loss	386.6	167.6
Loss per diluted share	(46.58)	(21.77)

2019 Acquisitions

On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a provider of flowback and production testing services, operating primarily in the Rocky Mountains. On March 19, 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a provider of fishing and thru-tubing services in the Mid-Continent. The aggregate acquisition price of the acquisitions was approximately $74.6, comprised of approximately $47.0 in shares of the Company’s common stock issuable over time at a fixed price and approximately $27.6 in cash to the sellers and for the retirement of debt. The Company issued shares in a subsidiary company to effect the Red Bone acquisition, which were exchanged for KLXE common stock over specified dates between the acquisition date and Fiscal 2020.

Based on the Company’s final purchase price allocation, the excess of the purchase price over the fair value of the identifiable assets acquired approximated $51.2, of which $19.4 was allocated to intangible assets consisting of customer contracts and relationships and covenants not to compete, and $31.8 was allocated to goodwill. The useful life assigned to the customer contracts and relationships is 10 years, and the covenants not to compete are being amortized over their contractual periods of 1.5 and 3 years for Tecton and Red Bone, respectively.

The Tecton and Red Bone acquisitions were accounted for as purchases under ASC 805. The results of operations for the acquisitions are included in the accompanying consolidated statements of operations from the respective dates of acquisition. The following table summarizes the fair values of assets acquired and liabilities assumed in the Tecton and Red Bone acquisitions in accordance with ASC 805:

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

Unaudited Supplemental Pro Forma Information

On a pro forma basis to give effect to the Tecton and Red Bone acquisitions, as if they occurred on February 1, 2018, revenues, net (loss) earnings and (loss) earnings per diluted share for the years ended January 31, 2020 and 2019 would have been as follows:

	Unaudited Pro Forma
	Year Ended January 31,
	2020	2019
Revenues	$551.7	$566.2
Net (loss) earnings	(95.9)	19.9
(Loss) earnings per diluted share	(21.50)	4.45

Motley Services Acquisition

On November 5, 2018, the Company acquired Motley Services, LLC (“Motley”), a premier provider of well completion and intervention services for complex, long lateral, horizontal wells, for $140.0 in cash (net of cash acquired) and $9.0 of shares of the Company’s common stock payable to certain employees of Motley. The final $3.0 installment of the consideration was settled in cash during the year ended January 30, 2021.
NOTE 4 - Merger and Integration Costs

Merger and integration costs were recorded separately from the acquisition of assets and assumptions of liabilities in the Merger. Merger costs consist of legal and professional fees and accelerated stock compensation expense incurred in connection with the Merger (“Merger costs”). Integration costs consist of expenses to relocate corporate headquarters, integrate the QES business, reduce headcount, and consolidate service and support facilities following the Merger (“Integration costs”).

Merger and Integration costs totaled $39.7 for the year ended January 31, 2021. $3.4 were recorded to cost of sales in the consolidated statement of operations for the year ended January 31, 2021. Additionally, $31.0 were recorded to selling, general and administrative in the consolidated statement of operations for the year ended January 31, 2021. Lease termination costs of $5.3 were recorded to impairment and other charges in the consolidated statement of operations for the year ended January 31, 2021.

As of January 31, 2021, and 2020, accrued lease termination costs were:

Beginning Balance as of January 31, 2020	$—
Charged (credited) to costs and expenses	5.3
Deductions	(1.9)
Ending balance as of January 31, 2021	$3.4

As the Company continues to integrate the QES business, there will be further charges in future periods relating to, among other things, fixed assets, facilities, workforce reductions and other assets.

The following table presents Merger and Integration costs that were recorded for the year ended January 31, 2021 in the consolidated statement of operations:

Year Ended January 31,
2021
Merger costs	$27.8
Integration costs	11.9
Total Merger and Integration Costs	$39.7
NOTE 5 - Inventories, net
Inventories consisted of the following:

	January 31, 2021	January 31, 2020
Supplies	$13.5	$5.6
Plugs	4.6	6.1
Consumables	2.8	1.0
Work-in-progress	—	0.2
Other	2.3	0.6
Subtotal	23.2	13.5
Inventory reserve	(2.4)	(1.5)
Total inventories	$20.8	$12.0

Inventories are made up primarily of composite and dissolvable plugs, supplies and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $2.4 and $1.5 as of January 31, 2021 and 2020, respectively.

During the third quarter of 2020, the Company identified certain excess inventory of $1.2, which was written off to cost of sales in the consolidated statement of operations.
Activity in the reserve for inventory accounts during the years ended January 31, 2021 and 2020 is set forth in the table below:

Reserve for inventory	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
2021	$1.5	$1.8	$(0.9)	$2.4
2020	$2.0	$2.6	$(3.1)	$1.5
(1) Reserve for inventory balances written off during the period, net of recoveries.
NOTE 6 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			January 31, 2021	January 31, 2020
Land, buildings and improvements	1	—	40	$43.7	$38.2
Machinery	1	—	20	221.8	257.9
Furniture and equipment	1	—	15	183.2	216.7
Total property and equipment				448.7	512.8
Less accumulated depreciation				245.0	206.0
Property and equipment, net				$203.7	$306.8

Depreciation expense was $57.7 and $60.2 for the years ended January 31, 2021 and 2020, respectively.

Assets Held for Sale

As of January 31, 2021, the Company’s consolidated balance sheet includes assets classified as held for sale of $4.4. The assets held for sale are reported within other current assets on the consolidated balance sheet and represent the value of six facilities. In light of the current market environment and as part of the ongoing integration of the QES business, the Company has consolidated operations within certain geographies rendering these locations unnecessary to support the efficient operations of the Company. These assets are being actively marketed for sale as of January 31, 2021 and are recorded at the lower of their carrying value or fair value less costs to sell. Subsequent to January 31, 2021, the Company has completed the sale of four operational facilities with a carrying value of $3.0 for total sales proceeds of $3.5.

NOTE 7 - Goodwill and Intangible Assets, Net

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		January 31, 2021			January 31, 2020
	Useful Life (Years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships (1)	10	$5.7	$3.2	$2.5	$43.0	$2.4	$40.6
Covenants not to compete	1.5 - 3	0.5	0.5	—	4.7	1.9	2.8
Developed technologies	15	—	—	—	3.3	0.9	2.4
Total intangible assets		$6.2	$3.7	$2.5	$51.0	$5.2	$45.8

(1) The customer contracts and relationships intangible asset’s useful life was reduced from 20 to 10 years as of July 31, 2020.

Amortization expense associated with intangible assets was $4.0 and $3.9 for the year ended January 31, 2021 and 2020, respectively. During the year ended January 31, 2021, accelerated amortization of $2.7 was recognized related to the Company’s customer contracts and relationships long-lived intangible. Due to the accelerated amortization of intangible assets, the Company does not expect to recognize future material amortization expense related to intangible assets. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

During the second quarter 2020 review of the customer relationship intangible assets, an analysis of the future contributions to revenue from these customers resulted in forecast declines of approximately 50%. As a result of the review, the Company recognized a charge of $2.7 reflecting accelerated amortization to reduce the carrying value of its customer relationships intangible. The accelerated amortization charge is included in the consolidated statement of operations for the year ended January 31, 2021.

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which continued into 2020. During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures. The combination of the COVID-19 pandemic and supply concerns drove a steep drop in oil prices, which led to decreases in demand for the Company’s services and lower current and expected revenues for the Company.

Based on the impairment indicators above, the Company performed a goodwill and long-lived asset impairment analysis as of the April 30, 2020. The results of the impairment analysis concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to intangible assets and $141.2 related to property and equipment, which is included in the consolidated statement of operations for the year ended January 31, 2021. This charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively.

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

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 10 for additional information regarding the fair value determination. The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the consolidated statement of operations for the year ended January 31, 2021. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of January 31, 2021.

The Company recorded a $47.0 goodwill impairment charge during the year ended January 31, 2020, which is included in the consolidated statements of operations. The charges reflect the full value of the goodwill attributable to the Northeast/Mid-Con and Southwest segments.

The changes in the carrying amount of goodwill for the years ended January 31, 2021 and 2020 are as follows:

Balance, January 31, 2019	$43.2
Acquisitions	31.8
Purchase price adjustments	0.3
Goodwill impairment	(47.0)
Balance, January 31, 2020	28.3
Goodwill impairment	(28.3)
Balance, January 31, 2021	$—
NOTE 8 - Accrued Liabilities

Accrued liabilities consisted of the following:

	January 31, 2021	January 31, 2020
Accrued salaries, vacation and related benefits	$14.3	$13.9
Accrued property taxes	1.8	2.3
Accrued incentive compensation	1.9	2.3
Other accrued liabilities	11.2	7.7
Total accrued liabilities	$29.2	$26.2

NOTE 9 - Long-Term Debt
Long-term debt consisted of the following:

	January 31, 2021	January 31, 2020
Senior Secured Notes	$250.0	$250.0
Less unamortized debt issuance costs	6.1	7.0
Total debt obligations, net of debt issuance costs	243.9	243.0
Capital leases	6.3	—
Less: current portion of capital lease obligations	(1.9)	—
Total long-term debt and capital lease obligations	248.3	243.0
As of January 31, 2021, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of January 31, 2021 was $243.9. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Interest expense amounted to $30.7 and $29.2 for the years ended January 31, 2021 and 2020, respectively. Accrued interest as of January 31, 2021 and 2020 was $7.2 for both periods.

As of January 31, 2021, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance. Unamortized deferred costs for the ABL Facility of $0.7 and $0.9 were recorded in other non-current assets as of January 31, 2021 and 2020, respectively.

Borrowings under the ABL Facility bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). There were no outstanding amounts under the ABL Facility as of January 31, 2021 or 2020.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. During the third quarter of 2020, the Company included the acquired QES current asset collateral into the borrowing base formula used to calculate the Company’s borrowing availability. Availability under the ABL Facility is determined by the borrowing base formula calculated based on a percentage of our accounts receivable and inventory, net of a consolidated fixed charge coverage ratio (“FCCR”) holdback of $10.0. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. Availability under the ABL Facility was $34.9, net of $10.0 FCCR holdback, as of January 31, 2021.

The ABL Facility includes a financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the year ended January 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of January 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of January 31, 2021.

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the ABL Facility were $6.7 at January 31, 2021. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

Maturities of long-term debt are as follows:

Years ended January 31,
2022	$—
2023	—
2024	—
2025	—
2026	250.0
Thereafter	—
Total maturities of Long-term debt	$250.0

Capital Lease Obligations
The Company acquired QES's long-term capital lease agreements in the Merger. The leases are for a manufacturing and office facility supporting completion operations in Oklahoma City, Oklahoma and Elk City, Oklahoma. The capital lease for the facility in Oklahoma City, Oklahoma commenced in December 2006 and is payable monthly in amounts ranging from $28,000 to $35,000 over the 20 year lease term. The lease for the facility in Elk City, Oklahoma commenced in April 2007 is payable monthly in amounts ranging from $25,000 to $29,000 over the 20 year lease term.
During Fiscal 2020, the Company leased certain vehicles, machinery and service equipment under capital leases. The capital lease obligations for these assets have lease terms ranging from 36 months to 55 months, and the interest rates range between 3.0% to 7.0%.
As of January 31, 2021, the future minimum lease payments acquired under the Company’s capital leases are as follows (in millions of dollars):

Years ended January 31,
2022	$2.3
2023	2.1
2024	1.1
2025	0.6
2026	0.6
Thereafter	0.6
Total capital lease payments	7.3
Less: imputed interest	1.0
Total maturities of capital lease obligations	$6.3
The interest expense associated with the capital lease payments during the year ended January 31, 2021 and 2020 totaled $0.3 and $0.0, respectively.

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of January 31, 2021. The fair value of the Notes, based on market prices for publicly traded debt, which the Company classifies as Level 2 inputs, was $132.5 and $202.5 as of January 31, 2021 and 2020, respectively.

During the year ended January 31, 2021, goodwill and long-lived assets, including certain property and equipment and purchased intangibles subject to amortization, were impaired as a result of the interim goodwill and long-lived asset impairment tests performed as of April 30, 2020. The goodwill Level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, both of which were unobservable. The long-lived asset Level 3 fair value was determined using the discounted cash flow analysis using the market and income approaches, both of which were unobservable.

Fair value is measured as of the impairment date. The carrying value and fair values of the impaired assets as of April 30, 2020 was $194.0 and $52.8 for property and equipment, net, $28.3 and $0.0 for goodwill, and $39.2 and $0.0 for intangible assets, net, respectively. See Note 7 for a discussion of the changes in goodwill and long-lived asset values due to impairment charges recorded during the year ended January 31, 2021.

NOTE 11 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At January 31, 2021, future minimum lease payments under these arrangements approximated $72.1, of which $21.6 is related to long-term real estate leases.

Rent expense for the years ended January 31, 2021 and 2020 was $39.3 and $44.3, respectively. Future payments under operating leases with terms greater than one year as of January 31, 2020 are as follows:

Years ended January 31,
2022	$22.6
2023	19.7
2024	16.0
2025	10.3
2026	2.4
Thereafter	1.1
Total future operating lease payments	$72.1

Environmental Regulations & Liabilities

The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. The Company continues to monitor the status of these laws and regulations. However, the Company cannot predict the future impact of such laws and regulations, as well as standards and requirements, on its business, which are subject to change and can have retroactive effectiveness. Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect on its consolidated financial statement position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the future to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions that may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

Litigation

During the year ended January 31, 2020, the Company discovered a credit card theft of approximately $2.6 (which is included in cost of sales for the year ended January 31, 2020) and promptly reported the theft to its insurers and law enforcement. The Company also filed suit against several third parties to recover damages related to the theft. During the year ended January 31, 2021, the Company received an insurance reimbursement of $2.5 from insurance providers (which is included in cost of sales for the year ended January 31, 2021). The Company implemented additional expenditure controls to reduce the likelihood of similar thefts in the future, such as daily limits on all fuel cards and additional credit card activity reviews by management.

The Company is at times either a plaintiff or a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements, except as noted herein.

On March 9, 2021, the Company filed claims in the District Court of Harris, County Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. ("Redmon") and Certain Underwriters at Lloyd's ("Underwriters") to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices or the charges therein but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense ("OEE") policy. An OEE policy is an industry norm to provide insurance coverage in the event of a blowout. Magellan's OEE policy has a limit of $20. We believe that total invoices issued to Magellan by its blowout vendors total $14.3 and are within policy limits. The Company's Texas court action includes claims against Magellan and as an additional insured under the OEE policy and also against Redmon-Keys as Magellan's broker who issued the additional insured certificate to the Company.

On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that approximately $7.4 of the total $14.3 in blowout related expenses fall outside of policy coverage referencing a date on which they believe coverage ceased to apply. The Company disputes Underwriters allegations on coverage and will likely litigate the issue in one or more court actions. Nonetheless, we note here that approximately $2.3 or half of the Company's total $4.6 in invoice to Magellan relate to services rendered and materials provided prior to the coverage dispute date alleged by Underwriters. In its declaratory judgment action, Underwriters further alleged that it had made some payments to Magellan. As Magellan had not made onward payments to the Company, the Company filed a request for a Temporary Restraining Order ("TRO") against Magellan in its Texas state court lawsuit. On March 30, 2021, hours before the TRO hearing, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code.

The Company believes that the OEE policy is now an asset of the Chapter 7 estate. The bankruptcy proceedings are in their initial stages. At this time, the Company has reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing. However, we believe that the proceeds from the OEE policy will ultimately be allocated to the blowout creditors and will be offering our support to the U.S. Trustee in its pursuit of full recovery under the OEE policy from Underwriters.

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

NOTE 12 - Employee Retirement Plans

The Company sponsors a qualified, defined contribution savings and investment plan, covering substantially all employees. The KLX Energy Services Holdings, Inc. Retirement Plan ("KLX 401(k) Plan") was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their annual compensation, limited to certain statutory maximum contributions. Following the Merger, the Company continued to sponsor the legacy QES 401(k) Plan and the KLX 401(k) Plan through the end of their respective Plan year – December 31, 2020. Pursuant to the KLX 401(k) Plan, the Company had a non-discretionary match with a matching percentage of 100% of the first 3% of employee contributions and 50% on the next 2% of employee contributions, and the matching contribution vested immediately. Pursuant to the QES 401(k) Plan, the Company’s matching was discretionary with a matching percentage of 50% of the first 6% of employee contributions. Given the QES match was discretionary, it was suspended prior to the Merger through August 7, 2020.

On December 31, 2020, the KLX 401(k) Plan was terminated and its assets were transferred to the QES 401(k) Plan, which was renamed the KLX Energy Services Holdings, Inc. 401(k) Plan. On a go forward basis, participants are vested in discretionary matching contributions in an amount equal to 50% of the first 6% of an employee’s eligible compensation that is contributed to the 401(k) Plan based on a 3 year vesting schedule. Total expense for the Plans was $1.9 and $4.1 for the years ended January 31, 2021 and 2020, respectively.

NOTE 13 - Stock-Based Compensation

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

Compensation cost recognized during the year ended January 31, 2021 and 2020 related to grants of restricted stock granted by or approved by the Compensation Committee. Certain grants of restricted stock to directors and management accelerated in connection with the Merger on July 28, 2020, resulting in approximately $15.1 of stock-based compensation expense during the year ended January 31, 2021. As a result, stock-based compensation was $17.8 and $18.2 for the year ended January 31, 2021 and 2020, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $3.7 at January 31, 2021.

As of the date of the QES acquisition, each unvested QES restricted stock unit award was converted into a replacement KLXE restricted stock unit award at a conversion rate of 0.0969. Approximately 2.0 million shares of QES common stock subject to awards outstanding were converted to 0.2 million shares of common stock assumed by KLXE.

The Company also has a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Because the ESPP did not have enough shares reserved to satisfy outstanding options to purchase during the offering period ended June 30, 2020, the Company refunded participants’ contributions. In addition, the Company agreed with QES to temporarily suspend the ESPP due to the Merger. As a result, compensation cost was $0.0 and $0.3 for the year ended January 31, 2021 and 2020, respectively. The Company’s stockholders approved an amendment to the ESPP at the Company’s annual meeting on July 24, 2020, for an increase of 0.3 million shares to the ESPP’s share reserve. As of January 31, 2021 the ESPP plan remained suspended.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding.

	Year ended January 31, 2021			Year ended January 31, 2020
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)	Number of Shares (in thousands)(1)	Weighted Average Grant Date Fair Value per Share(1)	Weighted Average Remaining vesting Period (in years)
Outstanding, beginning of period	473	$118.75	2.63	493	$143.55	3.54
Shares granted including QES	401	7.39		124	41.05
Shares vested	(398)	58.61		(126)	142.50
Shares forfeited	(228)	134.91		(18)	99.75
Outstanding, end of period	248	$20.14	1.61	473	$118.75	2.63
(1) The number of shares and weighted average grant date fair value per share were retroactively adjusted for the Company’s 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.

NOTE 14 - Income Taxes

Income tax expense (benefit) consisted of the following:

	Year Ended January 31,
	2021	2020
Current:
Federal	$—	$—
State	0.5	0.4
Total current income tax expense	0.5	0.4
Deferred:
Federal	—	(8.0)
State	(0.1)	(0.9)
Total deferred income tax expense (benefit)	(0.1)	(8.9)
Total income tax expense (benefit)	$0.4	$(8.5)

	Year Ended January 31,
	2021	2020
Income tax provision computed at the statutory federal rate	$(69.7)	$(22.0)
State income taxes, net of federal tax benefit	(12.0)	(1.8)
Change in valuation allowance	71.2	7.2
Non-taxable/non-deductible items	0.1	0.1
Stock based compensation	4.8	0.1
Non-deductible meals and entertainment	0.5	0.9
Officer compensation	1.6	2.9
Tax credits	—	(0.2)
Goodwill impairment	3.5	3.9
Acquisition costs	0.4	0.4
Total income tax expense (benefit)	$0.4	$(8.5)

Income tax expense was $0.4 for the year ended January 31, 2021, relating to the Texas franchise tax, which reflects an effective tax rate of approximately (0.11)%. The Company did not recognize a tax benefit on its year-to-date losses due to the full valuation allowance recorded against its net deferred tax assets. The prior year income tax benefit of $8.5 relates to the reduction of the valuation allowance relative to acquired Red Bone and Tecton’s deferred tax liabilities via purchase accounting of approximately $8.9, which was partially offset by state tax expense of $0.4.
The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consisted of the following:

	Year Ended January 31, 2021	Year Ended January 31, 2020
Deferred tax assets:
Accrued liabilities	$6.7	$5.9
Intangible assets	126.4	77.3
Net operating loss carryforward	128.4	36.4
Inventory capitalization	0.6	0.6
Interest expense limitation	—	8.7
Other	—	2.2
	$262.1	$131.1
Deferred tax liability:
Bargain purchase gain	(9.7)	—
Other	(1.2)	—
Depreciation	(17.6)	(56.2)
	(28.5)	(56.2)
Net deferred tax asset before valuation allowance	$233.6	$74.9
Valuation allowance	(233.5)	(74.9)
Net deferred tax asset	$0.1	$—

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

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. As of January 31, 2021, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets as a result of historical losses, the difficulty of forecasting future taxable income, and other factors. Given the weight of objectively verifiable historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets, exclusive of $0.1 relating to the Texas franchise tax to which the Company expects to fully realize. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reversal. As of January 31, 2021 and 2020, the Company recorded valuation allowances of $(233.5) and $(74.9), respectively. The change in the valuation allowance from January 31, 2020, was an increase of $158.6 which is comprised of $71.2 current year activity and $87.4 from QES.
The Company had an ownership change during the year. Internal Revenue Code (IRC) Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company's annual limitation of tax-effected federal net operating loss utilization under Section 382, is approximately $0.1. As of January 31, 2021, the Company had tax-effected U.S. federal net operating loss carryforwards of $81.8, which includes $70.0 of net operating losses subject to an IRC Section 382 limitation, exclusive of QES pre-merger net operating losses. The Company also had tax-effected state net operating loss carryforwards of $11.3 as of January 31, 2021, which begin to expire for tax years ending in 2024. As of January 31, 2020, the Company had $33.5 of tax-effected U.S. federal net operating losses and $2.9 of tax-effected state net operating losses.
In addition, on July 28, 2020, the Company completed the all stock merger with QES, in which QES became a wholly owned subsidiary of the Company, triggering an ownership change under IRC Section 382. On the merger date, QES estimated a tax-effected $35.3 federal net operating loss carryforward. The ownership change results in an annual limitation of tax-effected federal net operating loss utilization of approximately $0.1 under Section 382. The Company has recorded a valuation allowance on the net operating loss balance as it believes that it is more likely than not that the deferred tax asset will not be realized.
The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company had no unrecognized tax benefits for years ended January 31, 2021 and 2020.
The Company is subject to taxation in the United States and various states. Tax years that remain subject to examinations by major tax jurisdictions are generally open for tax years ending in 2019 and after.
In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has deferred the employer portion of FICA tax payments of $3.8 through December 31, 2020. This deferral is included on the consolidated balance sheet. Accrued and other non-current liabilities each have a balance of $1.9. These payments are due in two installments: half on December 31, 2021; and half on December 31, 2022. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 15 - Segment Reporting

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

The following table presents revenues and operating (loss) earnings by reportable segment:

	Year Ended
	January 31, 2021	January 31, 2020
Revenues
Southwest	$83.6	$177.9
Rocky Mountains	99.3	216.4
Northeast/Mid-Con	93.9	149.7
Total revenues	276.8	544.0
Operating (loss) earnings (1)(2)
Southwest	(120.0)	(37.4)
Rocky Mountains	(43.4)	32.7
Northeast/Mid-Con	(116.0)	(16.3)
Corporate and other (1)	(62.0)	(54.7)
Bargain purchase gain	40.3	—
Total operating loss	(301.1)	(75.7)
Interest expense, net	30.7	29.2
Loss before income tax	$(331.8)	$(104.9)
(1) Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item. The change better reflects the CODM’s philosophy on assessing performance and allocating resources, as well as improve comparability to the Company’s peer group.
(2) Operating loss for the year ended January 31, 2021 includes impairment and other charges of $213.9 of which $92.3 was attributable to the Southwest segment, $28.3 was attributable to the Rocky Mountains segment, $90.9 was attributable to the Northeast/Mid-Con segment and $2.4 was attributable to Corporate and other.
The following table presents revenues by service offering by reportable segment:

	Years Ended
	January 31, 2021				January 31, 2020
	Southwest	Rocky Mountains	Northeast /Mid-Con	Total	Southwest	Rocky Mountains	Northeast /Mid-Con	Total
Drilling	$19.9	$3.2	$23.6	$46.7	$9.5	$0.4	$34.5	$44.4
Completion	44.7	56.7	42.6	144.0	120.7	128.6	44.8	294.1
Production	7.9	25.9	11.6	45.4	20.5	56.3	36.2	113.0
Intervention	11.1	13.5	16.1	40.7	27.2	31.1	34.2	92.5
Total revenues	$83.6	$99.3	$93.9	$276.8	$177.9	$216.4	$149.7	$544.0

The following table presents total assets by segment:

	January 31, 2021 (1)	January 31, 2020
Southwest	$91.6	$153.3
Rocky Mountains	121.1	186.8
Northeast/Mid-Con	98.1	144.2
Total	310.8	484.3
Corporate and other	51.9	139.1
Total assets	$362.7	$623.4

(1) See Note 7 for a discussion of the goodwill and long-lived asset impairment charge recorded during the year ended January 31, 2021.

The following table presents capital expenditures by reportable segment:

	Years Ended
	January 31, 2021	January 31, 2020
Southwest	$3.5	$18.2
Rocky Mountains	4.2	22.6
Northeast/Mid-Con	2.9	25.3
Corporate and other	1.6	4.7
Total capital expenditures	$12.2	$70.8

NOTE 16 - Net Loss Per Common Share

On July 28, 2020, immediately prior to consummation of the Merger, the Reverse Stock Split Amendment became effective and thereby effectuated the 1-for-5 Reverse Stock Split of the Company’s issued and outstanding common stock.

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the year ended January 31, 2021 and 2020, 0.3 and 0.5 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the years ended January 31, 2021 and 2020 are as follows:

	Years Ended
	January 31, 2021	January 31, 2020
Net loss	$(332.2)	$(96.4)
(Shares in millions) (2)
Basic weighted average common shares	6.5	4.5
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	6.5	4.5

Basic net loss per common share (1) (2)	$(50.86)	$(21.61)
Diluted net loss per common share (1) (2)	$(50.86)	$(21.61)
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

NOTE 17 - SUBSEQUENT EVENT

Amended and Restated LTIP

On February 12, 2021, the stockholders of KLXE approved the KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of December 2, 2020) (the “Amended and Restated LTIP”), which, among other things: (i) increases the total number of shares of Company Common Stock, par value $0.01 per share, reserved for issuance under the Amended and Restated LTIP by 632,051 shares. A description of the Amended and Restated LTIP is included in the Company’s proxy statement, filed with the Securities and Exchange Commission on January 11, 2021.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions (who are our Chief Executive Officer and Chief Financial Officer, respectively) as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Annual Report on Form 10-K for the fiscal year ended January 31, 2020, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of January 31, 2021, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of January 31, 2021.

Material Weakness Remediation

We identified a material weakness in our internal control over financial reporting during the quarter ended October 31, 2020. A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. The material weakness related to inadequate review of the measurement of depreciation expense for impaired property and equipment.

Beginning in the third quarter of 2020, we developed a plan to remediate the material weakness and have taken steps that we believe address the underlying causes of the material weakness. Changes to controls included, but were not limited to, transitioning key roles following the Merger, hiring of additional accounting personnel, providing training, and enhancing review controls of the measurement of depreciation expense.

The material weakness is now considered to be remediated as the applicable controls and procedures implemented through our remediation plan have operated for a sufficient period of time and management has concluded, through testing, that these controls were operating effectively as of January 31, 2021.

Changes in Internal Control over Financial Reporting

On July 28, 2020, we completed the Merger, which resulted in changes to internal controls over the consolidation and reporting of our financial results. As part of the Company’s ongoing integration activities, the Company’s financial reporting controls and procedures are in the process of being implemented at QES. The two companies maintained separate accounting systems through January 31, 2021. The consolidated financial statements presented in this Annual Report on Form 10-K were prepared using information obtained from these separate accounting systems.

Effective January 1, 2021, the Company consolidated all HR and payroll systems and processes.

Except for the material weakness remediation and integration of QES as noted above, there were no changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended January 31, 2020 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT’S ANNUAL REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting for the Company. Internal control over financial reporting is a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers, and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the Company’s financial statements for external purposes in accordance with generally accepted accounting principles.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedures may deteriorate.

The Company’s management, including our principal executive officer and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). As permitted by SEC guidance for newly acquired businesses, the scope of management’s assessment of the effectiveness of the Company’s internal control over financial reporting as of January 31, 2021, has excluded the acquired business of QES and its subsidiaries. We completed the Merger on July 28, 2020, and the excluded business represents approximately $108.9 million of total assets and total revenues of approximately $56.3 million included in the consolidated financial statements of the Company as of and for the year ended January 31, 2021. Based on its assessment, management believes that, as of January 31, 2021, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers.

Officer		Biography
Christopher J. Baker, President and Chief Executive Officer	48	Christopher J. Baker became the President and Chief Executive Officer of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Baker has served as: (i) President, Treasurer and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, and KLX Energy Services Inc.; (ii) President and Director of KLX Energy Services LLC; and (ii) Vice President of KLX Directional Drilling LLC, Centerline Trucking LLC, KLX Pressure Pumping LLC and KLX Wireline LLC. Previously, Mr. Baker served as President and Chief Executive Officer and as a member of the board of directors of QES from August 2019 through July 2020. Mr. Baker previously served as Executive Vice President and Chief Operating Officer of QES from its formation in 2017 until August 2019 and has served in the same role at Quintana Energy Services LP (“QES LP”) from November 2014 to July 2020. Mr. Baker previously served as Managing Director-Oilfield Services of the Quintana private equity funds, where he was responsible for sourcing, evaluating and executing oilfield service investments, as well as overseeing the growth of and managing and monitoring the activities of Quintana’s oilfield service portfolio companies beginning in 2008. Prior to joining Quintana, Mr. Baker served as an Associate with Citigroup Global Markets Inc.’s (“Citi”) Corporate and Investment Bank where he conducted corporate finance and valuation activities focused on structuring non-investment grade debt transactions in the energy sector. Prior to his time at Citi, Mr. Baker was Vice President of Operations for Theta II Enterprises, Inc. where he focused on project management of complex subsea and inland marine pipeline construction projects. Mr. Baker attended Louisiana State University, where he earned a B.S. in Mechanical Engineering, and Rice University, where he earned an M.B.A.

Max L. Bouthillette, Executive Vice President, General Counsel and Chief Compliance Officer	52	Max L. Bouthillette became the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Bouthillette has served as: (i) Vice President, Secretary and Director (or Manager, as applicable) of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc.; and (ii) Vice President and Secretary of KLX Directional Drilling LLC, Centerline Trucking LLC, KLX Pressure Pumping LLC and KLX Wireline LLC. Previously, Mr. Bouthillette served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of QES since its formation in 2017 through July 2020. Mr. Bouthillette served on QES LP’s board of directors from April 2016 until July 2017 and Mr. Bouthillette served as QES LP’s Executive Vice President, General Counsel, Chief Compliance Officer and Secretary from July 2017 until February 2018. Prior to joining QES, Mr. Bouthillette was with Archer Limited, one of the QES principal stockholders, where he served as Executive Vice President and General Counsel from 2010 to 2017, as President of Archer’s operations in South and North America since 2016 and as a Director of several of its affiliates. Mr. Bouthillette has more than 24 years of legal experience for oilfield services companies, and previously served as Chief Compliance Officer and Deputy General Counsel for BJ Services from 2006 to 2010, as a partner with Baker Hostetler LLP from 2004 to 2006 and with Schlumberger in North America (Litigation Counsel), Asia (OFS Counsel) and Europe (General Counsel Products) from 1998 to 2003. Mr. Bouthillette holds a B.B.A in Accounting from Texas A&M University and a Juris Doctorate from the University of Houston Law Center.

Keefer M. Lehner, Executive Vice President and Chief Financial Officer	35	Keefer M. Lehner became the Executive Vice President and Chief Financial Officer of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Lehner has served as: (i) Vice President and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc; and (ii) Vice President of KLX Directional Drilling LLC, Centerline Trucking LLC, KLX Pressure Pumping LLC and KLX Wireline LLC. Previously, Mr. Lehner served as Executive Vice President and Chief Financial Officer of QES since its formation in 2017 through July 2020. Mr. Lehner served in that same role at QES LP from January 2017 to July 2020 and previously served as the Vice President, Finance and Corporate Development of QES LP’s general partner from November 2014 to July 2020. Mr. Lehner previously served in various positions at the Quintana private equity funds (“Quintana”), including Vice President, from 2010 to 2014, where he was responsible for sourcing, evaluating and executing investments, as well as managing and monitoring the activities of Quintana’s portfolio companies. During his tenure at Quintana, Mr. Lehner monitored and advised the growth of the predecessors to QES. Prior to joining Quintana in 2010, Mr. Lehner worked in the investment banking division of Simmons & Company International, where he focused on mergers, acquisitions and capital raises for public and private clients engaged in all facets of the energy industry. Mr. Lehner attended Villanova University, where he earned a B.S.B.A. in Finance.

Our Board of Directors

The following table sets forth information regarding our directors.

Director		Biography
John T. Collins	73	John T. Collins has been the non-Executive Chairman of the Board upon the completion of the Merger in July 2020. Previously, Mr. Collins became the Chairman of the Board in May 2020 before serving as a Director from KLXE from September 2018 through May 2020. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in the industry. From 1992 to 2017, Mr. Collins was the Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies. Mr. Collins currently serves on the board of directors for Federated Funds, Inc., and has done so since 2011, and he has also served on the board of directors for several public companies, including Bank of America Corp. and FleetBoston Financial. In addition, Mr. Collins has served as Chairman of the Board of Trustees of his alma mater, Bentley University. Our Board benefits from Mr. Collins’s many years of experience in the management, acquisition and development of several companies.

Dalton Boutté, Jr.	66	Dalton Boutté, Jr. became a Director upon the completion of the Merger in July 2020. Mr. Boutté served on the QES board of directors (“QES Board”) from February 2018 through July 2020. Mr. Boutté worked for Schlumberger from 1980 until his retirement in 2010. In his last 10 years with Schlumberger, Mr. Boutté held various senior-level positions, including President for Europe/Africa/CSI (2001 – 2001), Vice President of Worldwide Oilfield Services (2001 – 2003) and President of WesternGeco (2003 – 2009) and also served as Executive Vice President of Schlumberger Limited (2004 – 2010). Mr. Boutté also currently serves as an independent director of Seitel Inc. Mr. Boutté has a Bachelor of Science in Civil Engineering from University of New Orleans and was a Visiting Fellow at the Massachusetts Institute of Technology. Our Board benefits from Mr. Boutté’s extensive oilfield services background and his experience as an independent director of companies in the oil and natural gas industry

Gunnar Eliassen	35	Gunnar Eliassen became a Director of KLXE upon the completion of the Merger in July 2020. Previously, Mr. Eliassen served on the QES Board since the company’s formation in 2017 through July 2020. Mr. Eliassen served on the board of directors of the general partner of QES LP from January 2017 until July 2020. Mr. Eliassen serves on the board of directors of and has been employed by Seatankers Services (UK) LLP, an affiliated company of Geveran Investment Limited and its affiliates (“Geveran”), since 2016, where he is responsible for overseeing and managing various public and private investments. Mr. Eliassen is also currently a director and restructuring steering committee member of Seadrill Limited and a director at Seadrill Partners LLC. Mr. Eliassen’s past experience includes his role as Partner at Pareto Securities (New York), where he worked from 2011 to 2015 and was responsible for execution of public and private capital markets transactions with emphasis on the energy sector. Mr. Eliassen received a Master in Finance from the Norwegian School of Economics. Our Board benefits from Mr. Eliassen’s extensive experience with public and private investments, including investments in the oil and natural gas industry.

Richard G. Hamermesh	73	Richard G. Hamermesh has been a Director since September 2018 and continued to serve as a Director upon completion of the Merger in July 2020. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. From July 2015 until June 2020, Dr. Hamermesh was a Senior Fellow at the Harvard Business School, where he additionally was the MBA Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh has served as a member of the board of directors of SmartCloud, Inc. since 2014. Additionally, Dr. Hamermesh has served as a director and Chairman of the board of Qtection LLC since April 2020 and has served as director and Chairman of the board of Rhinostics, Inc. since September 2020. Dr. Hamermesh was a director of B/E Aerospace, Inc. until its sale to Rockwell Collins in April 2017, and a director of Rockwell Collins from April 2017 until its sale to United Technologies Corporation in November 2018. Our Board benefits from Dr. Hamermesh’s education and business experience as co-founder of a leading executive education and consulting firm, as president, founder, director and co-investor in over 15 early stage businesses, and his 28 years as a Professor of Management Practice at Harvard Business School, where he has led MBA candidates through thousands of business case studies, as well as his intimate knowledge of our business and industry.

Thomas P. McCaffrey	67	Thomas P. McCaffrey has served as a member of the Board since May 2020 and continued to serve as a member of the Board upon completion of the Merger in July 2020. Mr. McCaffrey served as Chairman of the Integration Committee of the Board upon completion of the Merger until the Committee was disbanded in December 2020. From May 1, 2020 until July 28, 2020, Mr. McCaffrey served as President and Director of KLX RE Holdings LLC. Mr. McCaffrey previously served as President, Chief Executive Officer and Chief Financial Officer of KLXE, from April 30, 2020 through the completion of the Merger. Previously, Mr. McCaffrey served as Senior Vice President and Chief Financial Officer of KLXE from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and served as a member of various committees and is currently Chairman of its Audit Committee and as a member of several of its committees. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of the company’s business and industry, and strategic planning experience.

Corbin J. Robertson, Jr.	73	Corbin J. Robertson, Jr. became a Director upon the completion of the Merger in July 2020. Previously, Mr. Robertson served as Chairman of the QES Board since the company’s formation in 2017 through July 2020. Mr. Robertson has served as Chairman of the board of directors of the general partner of QES LP since the board was established. Mr. Robertson has also served as Chief Executive Officer and Chairman of the board of directors of GP Natural Resource Partners LLC since 2002. He has served as the Chief Executive Officer and Chairman of the board of directors of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992, Quintana Minerals Corporation since 1978 and as Chairman of the board of directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, L.P. (“Quintana”), Chairman of the board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, Baylor College of Medicine and the World Health and Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson attended the University of Texas at Austin where he earned a B.B.A. from the Business Honors Program. Our Board benefits from Mr. Robertson’s extensive industry experience, his extensive experience with oil and gas investments and his board service for several companies in the oil and natural gas industry.

Dag Skindlo	53	Dag Skindlo has been a Director since the completion of the Merger in July 2020. Previously, Mr. Skindlo served on the QES Board since its formation in 2017 and served on the board of directors of the general partner of QES LP since April 2016. Mr. Skindlo has served as member of the board of directors and as the Chief Executive Officer for Archer Limited, one of our Principal Stockholders, since March 2020, and he previously served as a director and the Chief Financial Officer of Archer Limited from April 2016 until March 2020. Mr. Skindlo is a business-oriented executive with 25 years of oil and natural gas industry experience. Mr. Skindlo joined Schlumberger in 1992 where he held various financial and operational positions. Mr. Skindlo then joined the Aker Group of companies in 2005, where his experience from Aker Kvaerner, Aker Solutions and Kvaerner includes both global CFO roles and Managing Director roles for several large industrial business divisions. Prior to joining Archer Well Company Inc. in 2016, Mr. Skindlo was with private equity group HitecVision, where he served as CEO for Aquamarine Subsea. Mr. Skindlo earned a Master of Science in Economics and Business Administration from the Norwegian School of Economics and Business Administration (NHH). We believe Mr. Skindlo is qualified to continue serve on the Board due to his vast business experience, having founded and served as a director and as an officer of multiple companies, both private and public, and his service on the boards of numerous non-profit organizations.

Stephen M. Ward, Jr.	66	Stephen M. Ward, Jr., has served as a member of the Board since September 2018, and continued to serve as a member of the Board upon completion of the Merger in July 2020. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Ward has been a director of Carpenter Technology Corporation since 2001, where he is Chair of the Corporate Governance Committee and a member of the Compensation and Science and Technology Committees. Mr. Ward previously served as President and Chief Executive Officer of Lenovo Corporation, which was formed by the acquisition of IBM Corporation’s personal computer business by Lenovo of China. Mr. Ward had spent 26 years at IBM Corporation holding various management positions, including Chief Information Officer and Senior Vice President and General Manager, Personal Systems Group. Mr. Ward is a founding team member and board member of C3.ai, a company that develops and sells internet of things software for analytics and control. Mr. Ward is the Chairman of the Compensation Committee and a member of the Nominating and Corporate Governance Committee of C3.ai. Mr. Ward was previously a board member and co-founder of E2open, a maker of enterprise software, and a board member of E-Ink, a maker of high-tech screens for e-readers and computers, and the Chairman of the board of QDVision, the developer and a manufacturer of quantum dot technology for the computer, TV and display industries until its sale. Our Board benefits from Mr. Ward’s broad executive experience and focus on innovation enables him to share with the Board valuable perspectives on a variety of issues relating to management, strategic planning, tactical capital investments and growth.

John T. Whates, Esq.	73	John T. Whates, Esq. has served as a member of the Board since September 2018 and continued to serve as a member of the Board upon completion of the Merger in July 2020. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the board of directors of Dynamic Healthcare Systems, Inc., was a member of the board of directors of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the Compensation Committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’s extensive experience, multi-dimensional educational background, and thorough knowledge of the company’s business and industry.

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

The remaining information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended January 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended January 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended January 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended January 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2021 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended January 31, 2021.

PART IV

ITEM 15.	EXHIBITS

2.1
Agreement and Plan of Merger, dated May 3, 2020, by and among KLX Energy Services Holdings, Inc., Quintana Energy Services Inc., Krypton Intermediate LLC and Krypton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Company’s Current Report on Form 8-K, filed on May 4, 2020, File No. 001-38609).

2.2
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

3.1
Amended and Restated Certificate of Incorporation of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Quarterly Report on Form 10-Q, filed on September 8, 2020, File No. 001-38609).

3.2
Third Amended and Restated Bylaws of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on December 8, 2020, File No. 001-38609).

4.1
Indenture, dated October 31, 2018, among KLX Energy Services Holdings, Inc., as the issuer, KLX Energy Services LLC, KLX RE Holdings LLC and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Current Report on Form 8-K, filed on November 1, 2018, File No. 001-38609).

4.1.1
First Supplemental Indenture, dated November 16, 2018, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to the Company’s Annual Report on Form 10-K, filed on March 21, 2019, File No. 001-38609).

4.1.2
Second Supplemental Indenture, dated May 13, 2019, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 22, 2019, File No. 001-38609).

4.2	Form of 11.500% Senior Secured Notes due 2025 (included in Exhibit 4.1).
4.3*	Description of Securities registered pursuant to Section 12 of the Exchange Act.
10.1
Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.10 to Amendment No. 1 to the Company’s Registration Statement on Form 10, filed on August 15, 2018, File No. 001-38609).

10.1.1
First Amendment, dated as of October 22, 2018, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on October 22, 2018, File No. 001-38609).

10.1.2
Second Amendment, dated as of June 10, 2019, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q, filed on August 22, 2019, File No. 001-38609).

10.2†
KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of December 2, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2021, File No. 001-38609).

10.3†
Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Award Agreement (incorporated by reference to Exhibit 4.2 to the Company’s Registration Statement on Form S-8, filed on September 13, 2018, File No. 333-227321).

10.4†
Form of KLX Energy Services Holdings, Inc. Long-Term Incentive Plan Restricted Stock Unit Award Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Registration Statement on Form S-8, filed on September 13, 2018, File No. 333-227321).

10.5†
KLX Energy Services Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 4.4 to the Company’s Registration Statement on Form S-8, filed on September 13, 2018, File No. 333-227321).

10.6†
Amendment No. 1 to the KLX Energy Services Holdings, Inc. Employee Stock Purchase Plan (incorporated by reference to Exhibit 10.8 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.7†
KLX Energy Services Holdings, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 13, 2018, File No. 333-227321).

10.8†
KLX Energy Services Holdings, Inc. 2018 Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 13, 2018, File No. 333-227327).

10.9†
Medical Care Reimbursement Plan for Executives of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.10†
KLX Energy Services Holdings, Inc. Executive Retiree Medical and Dental Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.11
Guaranty, dated September 14, 2018, of KLX Energy Services LLC and KLX RE Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.12†
Separation and Mutual Release, dated as of April 19, 2020, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed on June 2, 2020, File No. 333-238870).

10.13†
Amended and Restated Consulting Agreement, dated of as of April 19, 2020, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.16 to the Company’s Registration Statement on Form S-4, filed on June 2, 2020, File No. 333-238870).

10.14†
Separation and General Release Agreement, dated as of April 11, 2020, between Gary J. Roberts and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.18 to the Company’s Registration Statement on Form S-4, filed on June 2, 2020, (File No. 333-238870).

10.15†
Letter Agreement, dated as of April 27, 2020, between KLX Energy Services Holdings, Inc. and John T. Collins (incorporated by reference to Exhibit 10.14 to the Company’s Registration Statement on Form S-4, filed on June 2, 2020, File No. 333-238870).

10.16†
Executive Employment Agreement, dated as of May 3, 2020, between Christopher J. Baker and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.2 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.17†
Executive Employment Agreement, dated as of May 3, 2020, between Max L. Bouthillette and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.3 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.18†
Executive Employment Agreement, dated as of May 3, 2020, between Keefer M. Lehner and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.4 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.19†
Separation Agreement and Mutual Release, dated as of July 28, 2020, by and between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.5 to the Company’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.20†
Letter Agreement, dated as of July 28, 2020, between John T. Collins and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.1 of KLXE Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on July 28, 2020, File No. 001-38609).

10.21†
Separation Agreement and Mutual Release, dated as of July 28, 2020, by and between KLX Energy Services Holdings, Inc. and Heather Floyd (incorporated by reference to Exhibit 10.6 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on July 28, 2020).

10.22†
Independent Contractor Services Agreement, dated as of July 28, 2020, by and between KLX Energy Services LLC and Heather Floyd (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on July 28, 2020).

10.23
Registration Rights Agreement, dated May 3, 2020, by and among KLX Energy Services Holdings, Inc., Archer Holdco LLC, Geveran Investments Limited, Famatown Finance Limited Robertson QES Investment LLC, Quintana Energy Partners—QES Holdings LLC, Quintana Energy Fund – TE, L.P. and Quintana Energy Fund – FI, L.P. (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on May 4, 2020, File No. 001-38609).

10.24
Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Amin J. Khoury (incorporated by reference to Exhibit 10.15 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.25
Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.26†
Quintana Energy Services Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on February 14, 2018, File No. 001-38383).

10.27†
Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on February 14, 2018, File No. 001-383830).

10.28†
Form of Performance Share Unit Agreement (Executive Officers - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.27 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.29†
Form of Performance Share Unit Agreement (Employees - 2018 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.28 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.30†
Form of Performance Share Unit Agreement (Executive Officers - 2019 Form) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.29 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.31†
Form of Performance Share Unit Agreement (Employees-2019 Form) under the Quintana Energy Services 2019 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.30 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.32†
Form of Restricted Stock Unit Agreement (Executive Officers) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.31 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.33†
Form of Restricted Stock Unit Agreement (Employees) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

21.1*	List of subsidiaries of KLX Energy Services Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.

** Furnished herewith.
† Management contract or compensatory plan or arrangement

ITEM 16.	Form 10-K Summary

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President and Chief Executive Officer
Date:	April 28, 2021
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on April 28, 2021.

Signature

/s/ Christopher J. Baker	President and Chief Executive Officer (Principal Executive Officer)
Christopher J. Baker

/s/ Keefer M. Lehner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keefer M. Lehner

/s/ Geoffrey C. Stanford	Vice President and Chief Accounting Officer (Principal Accounting Officer)
Geoffrey C. Stanford

/s/ John T. Collins	Chairman of the Board of Directors
John T. Collins

/s/ Dalton Boutté, Jr.	Director and Chairman of the Compensation Committee
Dalton Boutté, Jr.

/s/ John T. Whates	Director and Chairman of the Audit Committee
John T. Whates

/s/ Richard G. Hamermesh	Director and Chairman of the Nominating and Corporate Governance Committee
Richard G. Hamermesh

/s/ Gunnar Eliassen	Director
Gunnar Eliassen

/s/ Stephen M. Ward, Jr.	Director
Stephen M. Ward, Jr.

/s/ Dag Skindlo	Director
Dag Skindlo

/s/ Corbin J. Robertson, Jr.	Director
Corbin J. Robertson, Jr.

/s/ Thomas P. McCaffrey	Director
Thomas P. McCaffrey