Form 10-Q
period 2021-04-30
KLX Energy Services Holdings, Inc.
filed 2021-06-11
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended April 30, 2021

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38609
 KLX Energy Services Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4904146
(State of Incorporation)	(I.R.S. Employer Identification No.)

3040 Post Oak Boulevard, 15th Floor
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

The registrant has one class of common stock, $0.01 par value, of which 8,831,007 shares were outstanding as of June 4, 2021.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares)
(Unaudited)

	April 30, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$37.9	$47.1
Accounts receivable–trade, net of allowance of $5.9 and $6.5	70.2	67.0
Inventories, net	21.0	20.8
Other current assets	11.6	15.8
Total current assets	140.7	150.7
Property and equipment, net	188.5	203.7
Intangible assets, net	2.4	2.5
Other assets	5.4	5.8
Total assets	$337.0	$362.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$46.8	$39.4
Accrued interest	14.4	7.2
Accrued liabilities	25.8	29.2
Current portion of capital leases	1.9	1.9
Total current liabilities	88.9	77.7
Long-term debt	244.1	243.9
Long-term capital lease obligations	3.9	4.4
Other non-current liabilities	4.3	4.6
Commitments, contingencies and off-balance sheet arrangements (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 110.0 authorized; 9.1 and 8.6 issued	0.1	0.1
Additional paid-in capital	469.9	469.1
Treasury stock, at cost, 0.3 shares and 0.3 shares	(4.3)	(4.0)
Accumulated deficit	(469.9)	(433.1)
Total stockholders’ equity (deficit)	(4.2)	32.1
Total liabilities and stockholders' equity (deficit)	$337.0	$362.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	April 30, 2021	April 30, 2020
Revenues	$90.8	$83.0
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	88.7	77.1
Depreciation and amortization	15.4	16.2
Selling, general and administrative	14.9	16.3
Research and development costs	0.1	0.3
Impairment and other charges	0.6	208.7
Operating loss	(28.9)	(235.6)
Non-operating expense:
Interest expense, net	7.8	7.4
Loss before income tax	(36.7)	(243.0)
Income tax expense	0.1	0.1
Net loss	$(36.8)	$(243.1)

Net loss per share-basic (1)	$(4.41)	$(52.60)
Net loss per share-diluted (1)	$(4.41)	$(52.60)
(1) Basic and diluted net loss per share for the three months ended April 30, 2020 were retroactively adjusted for the Company’s 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Three Months Ended April 30, 2021 and 2020
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Restricted stock, net of forfeitures	0.5	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Net loss	—	—	—	—	(36.8)	(36.8)
Balance at April 30, 2021	9.1	$0.1	$469.9	$(4.3)	$(469.9)	$(4.2)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	5.0	$0.1	$416.6	$(3.6)	$(100.9)	$312.2
Restricted stock, net of forfeitures	—	—	(0.7)	—	—	(0.7)
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Red Bone acquisition price shares reserved	0.1	—	—	—	—	—
Net loss	—	—	—	—	(243.1)	(243.1)
Balance at April 30, 2020	5.1	$0.1	$415.9	$(3.9)	$(344.0)	$68.1

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended
	April 30, 2021	April 30, 2020
Cash flows from operating activities:
Net loss	$(36.8)	$(243.1)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	15.4	16.2
Impairment and other charges	0.6	208.7
Non-cash compensation	0.8	(0.7)
Amortization of deferred financing fees	0.3	0.3
Provision for inventory reserve	—	0.7
Change in allowance for doubtful accounts	—	(0.6)
(Gain) loss on disposal of property, equipment and other	(1.8)	0.6
Changes in operating assets and liabilities:
Accounts receivable	(3.2)	25.0
Inventories	(0.2)	(0.8)
Other current and non-current assets	2.8	1.2
Accounts payable	6.6	(3.2)
Other current and non-current liabilities	4.2	2.7
Net cash flows (used in) provided by operating activities	(11.3)	7.0
Cash flows from investing activities:
Purchases of property and equipment	(2.2)	(4.8)
Proceeds from sale of property and equipment	6.1	0.2
Net cash flows provided by (used in) investing activities	3.9	(4.6)
Cash flows from financing activities:
Purchase of treasury stock	(0.3)	(0.3)
Payments on capital lease obligations	(0.5)	—
Change to financed payables	(1.0)	—
Net cash flows used in financing activities	(1.8)	(0.3)
Net increase (decrease) in cash and cash equivalents	(9.2)	2.1
Cash and cash equivalents, beginning of period	47.1	123.5
Cash and cash equivalents, end of period	$37.9	$125.6

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$(0.2)	$—
Interest	0.2	0.1
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	—	(4.4)
Accrued capital expenditures	2.5	3.7

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

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled-tubing, directional drilling, thru-tubing, hydraulic fracturing rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing, pressure pumping and well control services. KLXE’s primary rentals include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, and accommodation units. KLXE's primary product offering includes a suite of proprietary dissolvable and composite plugs along with liner hangers, stage cementing tools, inflatables, and float/casing equipment.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year 2021 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and accompanying notes included in the Company’s 2020 Annual Report on Form 10-K filed with the SEC on April 28, 2021.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

The accompanying unaudited condensed consolidated financial statements present the consolidated KLXE and QES financial position as of April 30, 2021 and January 31, 2021, and the condensed consolidated statements of operations and cash flows for the three months ended April 30, 2021 include an entire quarter of combined results for both legacy KLXE and legacy QES. The condensed consolidated statements of operations and cash flows for the three months ended April 30, 2020 does not include combined results for legacy QES.

Depreciation and Amortization

The Company changed its presentation of depreciation and amortization expense in the first quarter of 2021. Depreciation and amortization expense is presented separately from cost of sales and selling, general, and administrative expenses. Prior period results have been reclassified to conform with current presentation.

Segment Reporting

During the third quarter of 2020, the Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. Starting in the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three months ended April 30, 2020 to the Company’s three reportable segments decreased $8.8.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the three months ended April 30, 2020, the total drilling revenues reported within segment reporting was $6.8.

These changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the condensed consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of April 30, 2021 had a third-party accounts receivable balance, net of allowance, of $70.2. Topic 326 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 3 - Business Combinations

QES Merger

On July 28, 2020, the Company completed the Merger with QES, a diversified provider of oilfield services to onshore oil and natural gas E&P     companies operating in the United States. The Merger purchase price was approximately $44.4 with cash paid to settle QES debt, comprised of 3.4 million shares of the Company’s common stock. Based on the Company’s preliminary purchase price allocation, the purchase price was less than the fair value of the identifiable assets acquired, which resulted in a $40.3 bargain purchase gain being recorded in fiscal 2020. In connection with the closing of the Merger, $9.7 in outstanding borrowings and associated fees and expenses of QES's five-year asset-based revolving credit agreement (the “QES ABL Facility”) were paid off. In addition, the Company assumed certain QES compensation agreements, including restricted stock units ("RSU"), with an estimated fair value of $2.0. Based on the service period related to the period prior to the acquisition date, $0.4 was allocated to the purchase price, and $1.6 relating to post-acquisition services will be recorded as operating expenses over the remaining requisite service periods. As of the Merger date, each unvested QES RSU was converted into a KLXE RSU award at a conversion rate of 0.0969 and valued on July 28, 2020.

The Merger was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. The Company expects to finalize its analysis during the second quarter of 2021. The following table summarizes the fair values of assets acquired and liabilities assumed in the Merger in accordance with ASC 805:

QES
Cash	$8.7
Accounts receivable-trade	12.2
Inventories	11.8
Other current and non-current assets	7.4
Property and equipment	84.5
Accounts payable	(27.1)
Other current and non-current liabilities	(12.8)
Bargain purchase	(40.3)
Total purchase price (1)	$44.4
(1) The total consideration of the Merger was approximately $44.4, which was comprised of 3.4 million shares of the Company's common stock and cash paid to settle QES debt.

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

On a pro forma basis to give effect to the Merger, as if it occurred on February 1, 2020, revenues, net loss and loss per diluted share for the three months ended April 30, 2020 would have been as follows:

Unaudited Pro Forma
Three Months Ended
April 30, 2020
Revenues	$158.2
Net loss	(264.4)
Loss per diluted share	(33.47)
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

Merger and integration costs totaled $1.8 for the three months ended April 30, 2021. $1.1 was recorded to cost of sales in the interim condensed consolidated statements of operations for the three months ended April 30, 2021. $0.1 was recorded to selling, general and administrative in the interim condensed consolidated statements of operations for the three months ended April 30, 2021. Lease termination costs of $0.6 was recorded to impairment and other charges in the interim condensed consolidated statements of operations for the three months ended April 30, 2021.

As the Company continues to integrate the QES business, there will be further charges in future periods relating to, among other things, fixed assets, facilities, workforce reductions and other assets.

As of April 30, 2021 and January 31, 2021, accrued lease termination costs were:

Beginning balance as of January 31, 2021	$3.4
Charged (credited) to costs and expenses	0.6
Deductions	(0.9)
Ending balance as of April 30, 2021	$3.1

The following table presents Merger and integration costs that were recorded for the three months ended April 30, 2021 in the interim condensed consolidated statements of operations (in millions of U.S. dollars):

Three Months Ended April 30, 2021
Merger costs	$—
Integration costs	1.8
Total Merger and Integration Costs	$1.8

NOTE 5 - Inventories, net
Inventories consisted of the following:

	April 30, 2021	January 31, 2021
Spare parts	$14.2	$13.5
Plugs	4.5	4.6
Consumables	2.6	2.8
Other	2.1	2.3
Subtotal	23.4	23.2
Inventory reserve	(2.4)	(2.4)
Total inventories	$21.0	$20.8

Inventories are made up of composite and dissolvable plugs, spare parts and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $2.4 and $2.4 as of April 30, 2021 and January 31, 2021, respectively.
NOTE 6 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			April 30, 2021	January 31, 2021
Land, buildings and improvements	1	—	40	$40.9	$43.7
Machinery	1	—	20	217.2	221.8
Furniture and equipment	1	—	15	183.7	183.2
Total property and equipment				441.8	448.7
Less accumulated depreciation				253.3	245.0
Property and equipment, net				$188.5	$203.7

Depreciation expense was $15.3 and $15.2 for the three months ended April 30, 2021 and 2020, respectively.

Assets Held for Sale

As of April 30, 2021, the Company’s condensed consolidated balance sheet includes assets classified as held for sale of $2.7. The assets held for sale are reported within other current assets on the condensed consolidated balance sheet and represent the value of three operational facilities and select equipment. In light of the current market environment and as part of the ongoing integration of the QES business, the Company has consolidated operations within certain geographies rendering these locations unnecessary to support the efficient operations of the Company. These assets are being actively marketed for sale as of April 30, 2021 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 7 - Goodwill and Intangible Assets, Net

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The oilfield service industry experienced an abrupt deterioration in demand during the second half of 2019, which continued into 2020. During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures. The combination of the COVID-19 pandemic and supply concerns drove a steep drop in oil prices, leading to decreases in demand for the Company’s services and lower current and expected revenues for the Company.

Based on the impairment indicators above, the Company performed a goodwill and long-lived asset impairment analysis during the three months ended April 30, 2020. The results of the impairment analysis concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units' asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to intangible assets and $141.2 related to property and equipment, which is included in the condensed consolidated statements of operations for the three months ended April 30, 2020. This charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively.

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

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 10 for additional information regarding the fair value determination. The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the condensed consolidated statements of operations for the three months ended April 30, 2020. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of April 30, 2020.

No impairment indicators were identified for the quarter ended April 30, 2021.
NOTE 8 - Accrued Liabilities

Accrued liabilities consisted of the following:

	April 30, 2021	January 31, 2021
Accrued salaries, vacation and related benefits	$13.8	$14.3
Accrued property taxes	2.1	1.8
Accrued incentive compensation	0.2	1.9
Accrued lease termination costs	3.1	3.4
Other accrued liabilities	6.6	7.8
Total accrued liabilities	$25.8	$29.2
NOTE 9 - Long-Term Debt
As of April 30, 2021, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of April 30, 2021 was $244.1. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of April 30, 2021 was $14.4.

As of April 30, 2021, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

Borrowings under the ABL Facility bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). There were no outstanding amounts under the ABL Facility as of April 30, 2021.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the three months ended April 30, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of April 30, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of April 30, 2021.

Availability under the ABL Facility, net of $10.0 FCCR holdback, was $41.4 based on the April 30, 2021 borrowing base certificate.

Total letters of credit outstanding under the ABL Facility were $6.6 at April 30, 2021.

Capital Lease Obligations
The Company acquired QES's long-term capital lease agreements in the Merger. The leases are for a manufacturing and office facility supporting completion operations in Oklahoma City, Oklahoma and Elk City, Oklahoma. The capital lease for the facility in Oklahoma City, Oklahoma commenced in December 2006 and is payable monthly in amounts ranging from $28 to $35 thousand over the 20 year lease term. The lease for the facility in Elk City, Oklahoma commenced in April 2007 and is payable monthly in amounts ranging from $25 to $30 thousand over the 20 year lease term.
The Company leases certain vehicles, machinery and service equipment under capital leases. The capital lease obligations for these assets have lease terms ranging from 36 months to 55 months, and the interest rates range between 3.0% to 7.0%.
Capital lease obligations were $5.8 as of April 30, 2021.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was no debt outstanding under the ABL Facility as of April 30, 2021. The fair value of the Notes, based on market prices for publicly traded debt, which the Company classifies as Level 2 inputs, was $155.0 and $132.5 as of April 30, 2021 and January 31, 2021, respectively.

During the three months ended April 30, 2020, goodwill and long-lived assets, including certain property and equipment and purchased intangibles subject to amortization, were impaired as a result of the first quarter 2020 interim goodwill and long-lived asset impairment tests. The goodwill Level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, both of which were unobservable. The long-lived asset Level 3 fair value was determined using the discounted cash flow analysis using the market and income approaches, both of which were unobservable.

Fair value is measured as of the impairment date. The carrying value and fair values of the impaired assets as of April 30, 2020 was $194.0 and $52.8 for property and equipment, net, $28.3 and $0.0 for goodwill, and $39.2 and $0.0 for intangible assets, net, respectively. See Note 7 for a discussion of the changes in goodwill and long-lived asset values due to impairment charges recorded during the three months ended April 30, 2020.

NOTE 11 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At April 30, 2021, future minimum lease payments under these arrangements approximated $66.3 of which $19.6 is related to long-term real estate leases and $27.4 is related to long-term coiled tubing unit leases.

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

On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that approximately $7.4 of the total $14.3 in blowout related expenses fall outside of policy coverage referencing a date on which they believe coverage ceased to apply. The Company disputes Underwriters' allegations on coverage and will likely litigate the issue in one or more court actions. Nonetheless, we note here that approximately $2.3 or half of the Company's total $4.6 in invoice to Magellan relate to services rendered and materials provided prior to the coverage dispute date alleged by Underwriters. In its declaratory judgment action, Underwriters further alleged that it had made some payments to Magellan. As Magellan had not made onward payments to the Company, the Company filed a request for a Temporary Restraining Order ("TRO") against Magellan in its Texas state court lawsuit. On March 30, 2021, hours before the TRO hearing, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code.

The Company believes that the OEE policy is now an asset of the Chapter 7 estate. The bankruptcy proceedings are in their initial stages. During the year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing. These invoices remain fully reserved as of April 30, 2021. However, we believe that the proceeds from the OEE policy will ultimately be allocated to the blowout creditors and KLXE will be offering our support to the U.S. Trustee in its pursuit of full recovery under the OEE policy from Underwriters.

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

On February 12, 2021, the stockholders of KLXE approved the KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of December 2, 2020) (the “Amended and Restated LTIP”), which, among other things, increased the total number of shares of Company Common Stock, par value $0.01 per share, reserved for issuance under the Amended and Restated LTIP by 632,051 shares. A description of the Amended and Restated LTIP is included in the Company’s proxy statement, filed with the Securities and Exchange Commission on January 11, 2021.

Compensation cost recognized during the three months ended April 30, 2021 and 2020 related to grants of restricted stock granted as approved by the Compensation Committee. Stock-based compensation was $0.8 and $(0.7) for the three months ended April 30, 2021 and 2020, respectively. Share based compensation was negative during the three months ended April 30, 2020 due to modifications of awards, which resulted in reversal of unvested stock compensation and determination of new grant date fair value. Unrecognized compensation cost related to restricted stock awards made by the Company was $9.0 at April 30, 2021.

As of the date of the QES acquisition, each unvested QES restricted stock unit award was converted into a replacement 0.0969 KLXE restricted stock unit award. Approximately 2.0 million shares of QES common stock subject to awards outstanding were converted to 0.2 million shares of common stock assumed by KLXE.

The Company also has a qualified Employee Stock Purchase Plan (the “ESPP”), the terms of which allow for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Because the ESPP did not have enough shares reserved to satisfy outstanding options to purchase during the offering period ended June 30, 2020, the Company refunded participants’ contributions. In addition, the Company agreed with QES to suspend the ESPP due to the Merger. Accordingly, compensation cost was $0.0 for the three months ended April 30, 2021 and 2020, respectively. The Company’s shareholders approved an amendment to the ESPP at the Company’s annual meeting on July 24, 2020, for an increase of 0.3 million shares to the ESPP’s share reserve.
NOTE 13 - Income Taxes

Income tax expense was $0.1 and $0.1 for the three months ended April 30, 2021 and April 30, 2020, respectively, and was comprised primarily of state and local taxes. The Company has a valuation allowance against its deferred tax balances, and as a result, it was unable to recognize a tax benefit at the federal statutory rate of 21% on its year to date losses.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the United States, includes measures to assist companies. Under the CARES Act, the Company has deferred the employer portion of FICA tax payments of $3.8 as of April 30, 2021. This deferral is included on the condensed consolidated balance sheet. Accrued and other non-current liabilities each had a balance of $1.9 as of April 30, 2021. These payments are due in two installments: half on December 31, 2021; and half on December 31, 2022.

The American Rescue Plan Act of 2021 (the "ARP”) enacted on March 11, 2021, by the United States, includes measures to assist eligible individuals by providing a 100% subsidy under the Consolidated Omnibus Budget Reconciliation Act of 1985 (“COBRA”) for any period of coverage beginning on or after April 1, 2021 and ending on September 20, 2021. The ARP allows a refundable tax credit against the Medicare payroll tax equal to premium amounts not paid by the eligible individuals. The Company may be entitled to the refundable tax credit in future quarters of 2021.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 14 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the CODM. As a result, the Company has three reportable segments.

The following table presents revenues and operating loss by reportable segment:

	Three Months Ended
	April 30, 2021	April 30, 2020
Revenues
Rocky Mountains	$24.3	$33.8
Southwest	38.0	24.4
Northeast/Mid-Con	28.5	24.8
Total revenues	90.8	83.0
Operating loss (1)
Rocky Mountains	(7.1)	(34.0)
Southwest	(7.5)	(98.1)
Northeast/Mid-Con	(6.8)	(94.7)
Corporate and other (1)	(7.5)	(8.8)
Total operating loss	(28.9)	(235.6)
Interest expense, net	7.8	7.4
Loss before income tax	$(36.7)	$(243.0)
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

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	April 30, 2021				April 30, 2020
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$1.1	$14.5	$9.2	$24.8	$0.1	$1.5	$5.2	$6.8
Completion	14.2	16.1	14.4	44.7	20.6	15.4	11.7	47.7
Production	5.6	4.0	2.4	12.0	8.9	3.0	3.9	15.8
Intervention	3.4	3.4	2.5	9.3	4.2	4.5	4.0	12.7
Total revenues	$24.3	$38.0	$28.5	$90.8	$33.8	$24.4	$24.8	$83.0

The following table presents total assets by segment:

	April 30, 2021	January 31, 2021
Rocky Mountains	$131.5	$121.1
Southwest	98.6	91.6
Northeast/Mid-Con	64.7	98.1
Total	294.8	310.8
Corporate and other	42.2	51.9
Total assets	$337.0	$362.7

The following table presents capital expenditures by reportable segment:

	Three Months Ended
	April 30, 2021	April 30, 2020
Rocky Mountains	$0.7	$1.9
Southwest	0.8	1.3
Northeast/Mid-Con	0.7	1.0
Corporate and other	—	0.6
Total capital expenditures	$2.2	$4.8

NOTE 15 - Net Loss Per Common Share

On July 28, 2020, immediately prior to consummation of the Merger, the Reverse Stock Split Amendment became effective and thereby effectuated the 1-for-5 Reverse Stock Split of the Company’s issued and outstanding common stock.

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended April 30, 2021 and 2020, 0.4 and 0.5 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three months ended April 30, 2021 and 2020 are as follows:

	Three Months Ended
	April 30, 2021	April 30, 2020
Net loss	$(36.8)	$(243.1)
(Shares in millions) (2)
Basic weighted average common shares	8.3	4.6
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	8.3	4.6

Basic net loss per common share (1) (2)	$(4.41)	$(52.60)
Diluted net loss per common share (1) (2)	$(4.41)	$(52.60)
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

NOTE 16 - Subsequent Event

On May 14, 2021, we filed a shelf registration statement on Form S-3 with the SEC. If and when the shelf registration statement is declared effective by the SEC, we will be able to, from time to time, offer and sell, in one or more offerings, up to a total dollar amount of $75.0 of common stock described in the shelf registration statement or a related prospectus supplement. Additionally, if and when declared effective by the SEC, the shelf registration statement will register for resale shares of the Company’s common stock by certain stockholders, pursuant to the Company’s contractual obligations under the Registration Rights Agreement, dated May 3, 2020, between the Company and certain of its stockholders (the "Registration Rights Agreement").
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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021 and in this Quarterly Report, including the following factors:

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
•customers' delays in obtaining permits for their operations;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In millions of U.S. dollars and shares)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report on Form 10-Q (“Quarterly Report”) as well as our Annual Report on Form 10-K for the fiscal year ended January 31, 2021. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis addresses the results of our operations for the three months ended April 30, 2021, as compared to our results of operations for the three months ended April 30, 2020. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE ("Merger Sub"), with and into QES, with QES surviving the merger as a subsidiary of KLXE (the "Merger") closed on July 28, 2020. Unless otherwise noted or the context requires otherwise, references herein to KLX Energy Services with respect to time periods prior to July 28, 2020 include KLX Energy Services and its consolidated subsidiaries and do not include QES and its consolidated subsidiaries, while references herein to KLX Energy Services with respect to time periods from and after July 28, 2020 include QES and its consolidated subsidiaries.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing services, further enhancing our completions business. We successfully completed the integration of the Motley business during fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. In March 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent region, providing fishing, non-hydraulic fracturing high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Tecton and Red Bone businesses during fiscal 2019. We acquired QES during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of diversified oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

On July 26, 2020, the Company’s Board approved a 1-for-5 Reverse Stock Split. On July 28, 2020, we successfully completed the all-stock Merger with QES. At the time of the closing, the holders of QES common stock received 0.0969 shares of KLXE common stock in exchange for each share of QES common stock held. KLXE and QES stockholders owned approximately 59% and 41%, respectively, of the equity of the combined company on a fully-diluted basis.

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

By the end of first quarter of 2021, the Company implemented approximately $46.0 of annualized cost savings. We are diligently focused on generating additional cost savings from the Merger and to date have realized such savings through eliminating KLXE's legacy corporate headquarters in Wellington, Florida, rationalizing associated corporate functions to Houston, and capturing operational synergies in the areas of personnel, facilities and rolling stock.

During the first quarter of 2021, we consolidated corporate offices in Houston, Texas and identified $4.4 million of additional annualized fixed cost savings associated with headcount, facilities, changes to management processes and reduction in the size of the board from nine directors to seven directors. A portion of the cost reductions were accomplished in the first quarter. We expect these cost savings to be fully implemented by the end of the second quarter and realize the full benefit beginning in the third quarter.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house R&D organization and, in selected instances, by our technology partners to develop tools covered by

28 patents and 9 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Depreciation and Amortization

The Company changed its presentation of depreciation and amortization expense in the first quarter of 2021. Depreciation and amortization expense is presented separately from cost of sales and selling, general, and administrative expenses. Prior period results have been reclassified to conform with current presentation.

Segment Reporting

During the third quarter of 2020, the Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. Starting in the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 to the condensed consolidated financial statements for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three months ended April 30, 2020 to the Company’s three reportable segments decreased $8.8.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the three months ended April 30, 2020, the total drilling revenues reported within segment reporting was $6.8.

These changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the condensed consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. Market demand for our services during 2020 was challenged due to the COVID-19 pandemic and macro supply and demand concerns. While the extent and duration of the continued global impact of the COVID-19 pandemic is unknown, economic activity has increased from the April 2020 lows, and signs of a potential global economic recovery in fiscal 2021 have emerged, driven by the rollout of COVID-19 vaccines, fiscal and monetary stimulus policies, and pent-up demand for goods and services.

Despite the market headwinds experienced in 2020, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

In February of 2021, we experienced a material slow down due to the unprecedented North American Winter Storm Uri, the costliest winter storm in U.S. history. As a result of the storm conditions, our customers shut-in wells and delayed work, causing us at least seven days of lost revenue, primarily in the Permian and the Mid-continent regions. Additionally, customer scheduling and well issues in the Rockies left us with unexpected white space on our calendar.

So far in fiscal 2021, WTI prices have increased an incremental 21.7% from February 1 to April 30. In response, the United States has continued to increase drilling and completion activity levels relative to where the market exited 2020. As of April 30, 2021, U.S. rig count was up to 440, an increase of 14.6% since January 31, 2021. However, we have continued to see U.S. shale operators consolidate within certain basins, particularly the Permian, and many operators have announced that they are targeting oil and gas production at the end of 2021 to be consistent with production levels at year end 2020.

Excluding the period impacted by the winter storm, we saw a moderate increase in overall activity throughout the first quarter of 2021, as commodity prices remained constructive. Looking ahead to the remainder of fiscal 2021, provided that the impact of the COVID-19 pandemic lessens, economic activity continues to increase, and commodity prices remain strong, we expect to increase activity.

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

We believe our operating cost structure is now materially lower than during historical financial reporting periods and the realization of the $46.0 of expected cost synergies associated with the Merger has further reduced our cost structure and afforded us greater flexibility to respond to changing industry conditions. The implementation of integrated, company-wide management information systems and processes provides more transparency to current operating performance and trends within each market where we compete and helps us more acutely scale our cost structure and pricing strategies on a market-by-market basis. The potential for further cost savings remains as we continue to refine and optimize the business moving forward. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

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

The measures we believe most effective to achieve the above stated goals include:

•Revenue
•Adjusted Earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"): Adjusted EBITDA is a supplemental non-Generally Accepted Accounting Principles ("GAAP") financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net earnings or cash flows as determined by GAAP. We define Adjusted EBITDA as net earnings (loss) before interest, taxes, depreciation and amortization, further adjusted for (i) goodwill and/or long-lived asset impairment charges, (ii) stock-based compensation expense, (iii) restructuring charges, (iv) transaction and integration costs related to acquisitions and (v) other expenses or charges to exclude certain items that we believe are not reflective of ongoing performance of our business.
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

Results of Operations
Three Months Ended April 30, 2021 Compared to Three Months Ended April 30, 2020

Revenue.

	Three Months Ended
	April 30, 2021	April 30, 2020	% Change
Revenue:
Rocky Mountains	$24.3	$33.8	(28.1)%
Southwest	38.0	24.4	55.7%
Northeast/Mid-Con	28.5	24.8	14.9%
Total revenue	$90.8	$83.0	9.4%

For the quarter ended April 30, 2021, revenues were $90.8, an increase of $7.8, or 9.4%, as compared with the prior year period. Rocky Mountains segment revenue decreased by $9.5, or 28.1%, Southwest segment revenue increased $13.6, or 55.7%, and Northeast/Mid-Con segment revenues increased by $3.7, or 14.9%. The decrease in Rockies revenue was largely driven by a reduction in completion and production activity associated with customer schedule and well issues. The increase in Southwest revenue was primarily driven by an increase in drilling activity largely attributable to the Merger. The increase in Northeast/Mid-Con revenue was driven by increased completion and drilling activity, largely attributable to the Merger, and partially offset by decreased intervention and production activity as a result of decreased demand during the pandemic.

On a product line basis, drilling, completion, production and intervention services contributed approximately 27.3%, 49.3%, 13.2% and 10.2%, respectively, to revenue for the three months ended April 30, 2021. On a product line basis, drilling revenues increased by $18.0, or 264.7%, due to the incremental drilling service revenues acquired in the Merger with QES. Completion, production and intervention services revenues decreased by approximately $3.0, $3.8 and $3.4, respectively, as compared to the same period in the prior year.

Cost of sales. For the quarter ended April 30, 2021, cost of sales were $88.7, or 97.7% of sales, as compared to the prior year period of $77.1, or 92.9% of sales. Cost of sales as a percentage of revenues increased primarily due to integration costs incurred related to consolidating operating facilities.

Selling, general and administrative expenses. For the quarter ended April 30, 2021, selling, general and administrative (“SG&A”) expenses were $14.9, or 16.4% of revenues, as compared with $16.3, or 19.6% of revenues, in the prior year period due to cost reduction initiatives resulting in lower headcount and fixed costs, as compared to the prior year period.

Operating loss. The following is a summary of operating loss by segment:

	Three Months Ended
	April 30, 2021	April 30, 2020	% Change
Operating loss:
Rocky Mountains	$(7.1)	$(34.0)	79.1%
Southwest	(7.5)	(98.1)	92.4%
Northeast/Mid-Con	(6.8)	(94.7)	92.8%
Corporate and other	(7.5)	(8.8)	14.8%
Total operating loss	$(28.9)	$(235.6)	87.7%

For the quarter ended April 30, 2021, operating loss was $28.9 compared to operating loss of $235.6 in the prior year period, due to a decrease in impairment and other charges of $208.1.

Rocky Mountains segment operating loss was $7.1, Southwest segment operating loss was $7.5, and Northeast/Mid-Con segment operating loss was $6.8 for the three months ended April 30, 2021, in each case primarily driven by lower impairment and other charges.

Income tax expense. For the quarter ended April 30, 2021, income tax expense was $0.1, as compared to income tax expense of $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the quarter ended April 30, 2021, net loss was $36.8, as compared to $243.1 in the prior year period, primarily due to a decrease in impairment and other charges of $208.1.
Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders and borrowings under the Company’s ABL Facility and cash flows from operations. At April 30, 2021, we had $37.9 of cash and cash equivalents and $41.4 available on the April 30, 2021 ABL Facility Borrowing Base Certificate, net of $10.0 FCCR holdback, which resulted in a total liquidity position of $79.3.

Our cash flow used in operations for the three months ended April 30, 2021 was approximately $11.3 in cash flows. In response to declining customer activity and commodity price instability, in the third quarter of 2020 we implemented actions to achieve our previously announced annualized run-rate cost synergies. By the end of first quarter of 2021, the Company implemented approximately $46.0 of annualized cost savings and also identified an additional $4.4 of annualized cost savings. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. The COVID-19 pandemic and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter through the third quarter of 2020. We started to see a moderate increase in overall activity throughout the first quarter of 2021, which we expect to continue into the second quarter. Additionally, should our customers experience financial distress due to the current market conditions, they could default on their payments owed to us, which would affect our cash flows and liquidity. As of April 30, 2021, we have $4.7 of trade accounts receivable reserved for customers in bankruptcy, inclusive of $4.6 due from Magellan. See Part II, Item 1 "Legal Proceedings" for more information regarding the amount due from Magellan.

Our primary use of capital resources has been for funding working capital and investing in property and equipment used to provide our services. We actively manage our capital spending and are focused on required maintenance spending. In addition, we regularly monitor potential sources of capital, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements. The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and resulting decline in crude oil prices, has significantly affected the value of our common stock, which, without a viable recovery and uptick in the demand for our services, may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings.

At April 30, 2021, we had $37.9 of cash and cash equivalents. Cash on hand at April 30, 2021 decreased by $9.2, as compared with $47.1 cash on hand at January 31, 2021 as a result of $11.3 of cash flows used by operating activities and $3.9 of cash flows provided by investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Three Months Ended
	April 30, 2021	April 30, 2020
Net cash (used in) provided by operating activities	$(11.3)	$7.0
Net cash provided by (used in) investing activities	3.9	(4.6)
Net cash used in financing activities	(1.8)	(0.3)
Net change in cash	(9.2)	2.1
Cash balance end of period	$37.9	$125.6

Net cash (used in) provided by operating activities

Net cash used in operating activities was $11.3 for the three months ended April 30, 2021, as compared to net cash provided by operating activities of $7.0 for the three months ended April 30, 2020. The decrease in operating cash flows was primarily attributable to the decrease in revenues across most service and related product lines driven by the current slowdown and market headwinds. In addition, the overall cash collected from the reduction in working capital could not offset the decline in operating leverage, and thus, the Company incurred an operating loss for the three months ended April 30, 2021.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $3.9 for the three months ended April 30, 2021, as compared to net cash used in investing activities of $4.6 for the three months ended April 30, 2020. The cash flow provided by investing activities for the three months ended April 30, 2021 was primarily driven by sales of facilities, trucks and other idle assets resulting from the cost reduction initiatives offset by critical maintenance capital spending tied to the operation of our existing asset base.

Net cash used in financing activities

Net cash used in financing activities was $1.8 for the three months ended April 30, 2021, compared to net cash used in financing activities of $0.3 for the three months ended April 30, 2020. During the three months ended April 30, 2021, $1.0 was paid on financed payables, $0.5 was paid on capital lease obligations, and $0.3 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. During the three months ended April 30, 2021, the Company included the acquired QES current asset collateral into the borrowing base formula used to calculate the KLXE borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. No amounts were outstanding under the ABL Facility as of April 30, 2021. The effective interest rate under the ABL Facility would have been approximately 2.69% on April 30, 2021.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the three months ended April 30, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of April 30, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of April 30, 2021.

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Notes") offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of April 30, 2021 was $244.1. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of April 30, 2021 was $14.4.

We believe our cash on hand, along with $41.4 of availability based on our April 30, 2021 borrowing base certificate under our $100.0 undrawn ABL Facility, net of $10.0 FCCR holdback, provides us with the ability to fund our operations, make planned capital expenditures, repurchase our debt or equity securities, meet our debt service obligations and provide funding for potential future acquisitions.

Capital Requirements and Sources of Liquidity

Our capital expenditures were $2.2 during the three months ended April 30, 2021, compared to $4.8 in the three months ended April 30, 2020. We expect to incur between $14.0 and $16.0 in capital expenditures for the year ending January 31, 2022, based on current industry conditions. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives. We expect to fund future capital expenditures from cash on hand, the ABL Facility availability and cash flow from operations. We have funds available from our $100.0 ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio), none of which was drawn at April 30, 2021.

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

On May 14, 2021, we filed a shelf registration statement on Form S-3 with the SEC. If and when the shelf registration statement is declared effective by the SEC, we will be able to, from time to time, offer and sell, in one or more offerings, up to a total dollar amount of $75.0 of common stock described in the shelf registration statement or a related prospectus supplement. Additionally, if and when declared effective by the SEC, the shelf registration statement will register for resale shares of the Company’s common stock by certain stockholders, pursuant to the Company’s contractual obligations under the Registration Rights Agreement, dated May 3, 2020, between the Company and certain of its stockholders.
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

We have employment agreements with certain key members of management expiring on various dates. Our employment agreements generally provide for certain protections in the event of a change of control. These protections generally include the payment of severance and related benefits under certain circumstances in the event of a change in control.

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At April 30, 2021, future minimum lease payments under these arrangements approximated $66.3 of which $19.6 is related to long-term real estate leases and $27.4 is related to long-term coiled tubing unit leases.

The lease of a corporate aircraft expired April 30, 2021. The lease burdened cash flow by approximately $0.7 during the quarter ended April 30, 2021.

Critical Accounting Policies

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. We believe that our critical accounting policies are limited to those described in the Critical Accounting Policies section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2020 Annual Report on Form 10-K filed with the SEC on April 28, 2021.

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

In connection with the preparation of this Quarterly Report for the quarter ended April 30, 2021, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of April 30, 2021.

Changes in Internal Control over Financial Reporting

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

In addition to the information set forth in this report, you should carefull consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended April 30, 2021:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
February 1, 2021 - February 28, 2021	22,168	$12.47	—	$48,859,603
March 1, 2021 - March 31, 2021	—	$—	—	$48,859,603
April 1, 2021 - April 30, 2021	173	$10.40	—	$48,859,603
Total	22,341		—
(1) Includes shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.
(2) The average price paid per share of common stock repurchased under the share repurchase program includes commissions paid to the brokers.
(3) In August 2019, our Board authorized a share repurchase program for the repurchase of outstanding shares of the Company’s common stock having an aggregate purchase price up to $50.

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

4.1*
Third Supplemental Indenture, dated August 25, 2020, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent.

10.1
KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of December 2, 2020) (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc's Current Report on Form 8-K, filed on February 16, 2021, File No. 001-38609).

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

Date: June 10, 2021

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: June 10, 2021

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: June 10, 2021