Form 10-Q
period 2021-07-31
KLX Energy Services Holdings, Inc.
filed 2021-09-10
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended July 31, 2021

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

The registrant has one class of common stock, $0.01 par value, of which 8,879,876 shares were outstanding as of September 3, 2021.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares)
(Unaudited)

	July 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$39.4	$47.1
Accounts receivable–trade, net of allowance of $6.1 and $6.5	79.1	67.0
Inventories, net	22.6	20.8
Other current assets	10.2	15.8
Total current assets	151.3	150.7
Property and equipment, net	175.9	203.7
Intangible assets, net	2.3	2.5
Other assets	5.1	5.8
Total assets	$334.6	$362.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$43.4	$39.4
Accrued interest	7.4	7.2
Accrued liabilities	28.2	29.2
Current portion of capital leases	1.9	1.9
Total current liabilities	80.9	77.7
Long-term debt	274.4	243.9
Long-term capital lease obligations	3.4	4.4
Other non-current liabilities	4.1	4.6
Commitments, contingencies and off-balance sheet arrangements (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 110.0 authorized; 9.2 and 8.6 issued	0.1	0.1
Additional paid-in capital	470.9	469.1
Treasury stock, at cost, 0.3 shares and 0.3 shares	(4.3)	(4.0)
Accumulated deficit	(494.9)	(433.1)
Total stockholders’ equity (deficit)	(28.2)	32.1
Total liabilities and stockholders' equity (deficit)	$334.6	$362.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Revenues	$111.9	$36.2	$202.7	$119.2
Costs and expenses:
Cost of sales (exclusive of items shown separately below)	99.2	37.9	187.8	114.9
Depreciation and amortization	14.5	12.9	29.9	29.1
Selling, general and administrative expenses	14.3	39.1	29.3	55.5
Research and development costs	0.1	0.2	0.2	0.5
Impairment and other charges	0.2	—	0.8	208.7
Bargain Purchase Gain	0.5	(41.1)	0.5	(41.1)
Operating loss	(16.9)	(12.8)	(45.8)	(248.4)
Non-operating expense:
Interest expense, net	8.0	7.6	15.8	15.0
Loss before income tax	(24.9)	(20.4)	(61.6)	(263.4)
Income tax expense	0.1	—	0.2	0.1
Net loss	$(25.0)	$(20.4)	$(61.8)	$(263.5)

Net loss per share-basic	$(2.98)	$(4.12)	$(7.39)	$(55.00)
Net loss per share-diluted	$(2.98)	$(4.12)	$(7.39)	$(55.00)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Six Months Ended July 31, 2021 and 2020
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Restricted stock, net of forfeitures	0.5	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Net loss	—	—	—	—	(36.8)	(36.8)
Balance at April 30, 2021	9.1	0.1	469.9	(4.3)	(469.9)	(4.2)
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	0.1	—	—	—	—	—
Net loss	—	—	—	—	(25.0)	(25.0)
Balance at July 31, 2021	9.2	$0.1	$470.9	$(4.3)	$(494.9)	$(28.2)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	5.0	$0.1	$416.6	$(3.6)	$(100.9)	$312.2
Restricted stock, net of forfeitures	—	—	(0.7)	—	—	(0.7)
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Red Bone acquisition price shares reserved	0.1	—	—	—	—	—
Net loss	—	—	—	—	(243.1)	(243.1)
Balance at April 30, 2020	5.1	0.1	415.9	(3.9)	(344.0)	68.1
Restricted stock, net of forfeitures	—	—	17.4	(0.1)	—	17.3
QES acquisition price shares issuance	3.4	—	34.7	—	—	34.7
Net loss	—	—	—	—	(20.4)	(20.4)
Balance at July 31, 2020	8.5	$0.1	$468.0	$(4.0)	$(364.4)	$99.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended
	July 31, 2021	July 31, 2020
Cash flows from operating activities:
Net loss	$(61.8)	$(263.5)
Adjustments to reconcile net loss to net cash flows (used in) provided by operating activities
Depreciation and amortization	29.9	29.1
Impairment and other charges	0.8	208.7
Non-cash compensation	1.8	16.7
Amortization of deferred financing fees	0.6	0.6
Provision for inventory obsolescence reserve	0.1	1.4
Change in allowance for doubtful accounts	0.2	(7.8)
(Gain) loss on disposal of property, equipment and other	(4.2)	0.7
Bargain purchase gain	0.5	(41.1)
Changes in operating assets and liabilities:
Accounts receivable	(12.3)	58.8
Inventories	(1.9)	(2.2)
Other current and non-current assets	5.1	6.0
Accounts payable	3.8	(22.2)
Other current and non-current liabilities	—	(0.7)
Net cash flows used in operating activities	(37.4)	(15.5)
Cash flows from investing activities:
Purchases of property and equipment	(5.7)	(8.5)
Proceeds from sale of property and equipment	8.6	0.4
Acquisitions, net of cash acquired	—	(1.0)
Net cash flows provided by (used in) investing activities	2.9	(9.1)
Cash flows from financing activities:
Borrowings from ABL Facility	30.0	—
Purchase of treasury stock	(0.3)	(0.4)
Payments on capital lease obligations	(1.1)	—
Change to financed payables	(1.8)	—
Net cash flows provided by (used in) financing activities	26.8	(0.4)
Net decrease in cash and cash equivalents	(7.7)	(25.0)
Cash and cash equivalents, beginning of period	47.1	123.5
Cash and cash equivalents, end of period	$39.4	$98.5

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.3	$0.3
Interest	14.7	14.6
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	—	(5.4)
Accrued capital expenditures	1.9	1.2

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – In millions of U.S. dollars)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE” or “KLX Energy Services”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for the most technically demanding wells from over 50 service and support facilities located throughout the United States.

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled tubing, directional drilling, thru-tubing, hydraulic fracturing rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing, pressure pumping and well control services. KLXE’s primary rentals include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, and accommodation units. KLXE's primary product offering includes a suite of proprietary dissolvable and composite plugs along with liner hangers, stage cementing tools, inflatables, and float/casing equipment.

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

The accompanying unaudited condensed consolidated financial statements present the consolidated KLXE and QES financial position as of July 31, 2021 and January 31, 2021. Combined results for both legacy KLXE and legacy QES are included for the entire period in the condensed consolidated statements of operations and cash flows for the three and six months ended July 31, 2021. The condensed consolidated statements of operations and cash flows for the three and six months ended July 31, 2020 includes QES’s results for the final three days of the Company's second fiscal quarter, July 29, 2020 through July 31, 2020.

Depreciation and Amortization

The Company changed its presentation of depreciation and amortization expense in the first quarter of 2021. Depreciation and amortization expense is presented separately from cost of sales and selling, general, and administrative expenses. Prior period results have been reclassified to conform with current presentation.

Segment Reporting

During the third quarter of 2020, the Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. Starting in the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three and six months ended July 31, 2020 to the Company’s three reportable segments increased by $6.5 and decreased by $2.3, respectively.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the three and six months ended July 31, 2020, the total drilling revenues reported within segment reporting was $3.7 and $10.6, respectively.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of July 31, 2021 had a third-party accounts receivable balance, net of allowance, of $79.1. Topic 326 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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
NOTE 3 - Business Combinations

QES Merger

On July 28, 2020, the Company completed the Merger with QES, a diversified provider of oilfield services to onshore oil and natural gas E&P     companies operating in the United States. The Merger purchase price was approximately $44.4 inclusive of cash paid to settle QES debt, comprised of 3.4 million shares of the Company’s common stock. Based on the Company’s preliminary purchase price allocation, the purchase price was less than the fair value of the identifiable assets acquired, which resulted in a $39.8 bargain purchase gain being recorded in fiscal 2020. In connection with the closing of the Merger, $9.7 in outstanding borrowings and associated fees and expenses of QES's five-year asset-based revolving credit agreement (the “QES ABL Facility”) were paid off. In addition, the Company assumed certain QES compensation agreements, including restricted stock units ("RSU"), with an estimated fair value of $2.0. Based on the service period related to the period prior to the acquisition date, $0.4 was allocated to the purchase price, and $1.6 relating to post-acquisition services will be recorded as operating expenses over the remaining requisite service periods. As of the Merger date, each unvested QES RSU was converted into a KLXE RSU award at a conversion rate of 0.0969 and valued on July 28, 2020.

The Merger was accounted for as a purchase under FASB ASC 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

The following table summarizes the final fair values of assets acquired and liabilities assumed in the Merger in accordance with ASC 805:

QES
Cash	$8.7
Accounts receivable-trade	12.2
Inventories	11.8
Other current and non-current assets	7.4
Property and equipment	84.2
Accounts payable	(27.1)
Other current and non-current liabilities	(13.0)
Bargain purchase	(39.8)
Total purchase price (1)	$44.4
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

On a pro forma basis to give effect to the Merger, as if it occurred on February 1, 2020, revenues, net loss and loss per diluted share for the three and six months ended July 31, 2020 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended	Six Months Ended
	July 31, 2020	July 31, 2020
Revenues	$54.5	$212.7
Net loss	54.8	317.8
Loss per diluted share	6.52	38.76
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

Merger and integration costs totaled $0.5 for the three months ended July 31, 2021 compared to $26.5 for the three months ended July 31, 2020. $0.1 and $0.3 was recorded to cost of sales in the interim condensed consolidated statements of operations for the three months ended July 31, 2021 and 2020, respectively. $0.4 and $26.2 was recorded to selling, general and administrative expenses in the interim condensed consolidated statements of operations for the three months ended July 31, 2021 and 2020, respectively.

Merger and integration costs totaled $2.3 for the six months ended July 31, 2021 compared to $26.5 for the six months ended July 31, 2020. $1.2 and $0.3 was recorded to cost of sales in the interim condensed consolidated statements of operations for the six months ended July 31, 2021 and 2020, respectively. $0.5 and $26.2 was recorded to selling, general and administrative expenses in the interim condensed consolidated statements of operations for the six months ended July 31, 2021 and 2020, respectively. Lease termination costs of $0.6 and nil was recorded to impairment and other charges in the interim condensed consolidated statements of operations for the six months ended July 31, 2021 and 2020, respectively.

As of July 31, 2021 and January 31, 2021, accrued lease termination costs were:

Beginning balance as of January 31, 2021	$3.4
Charged (credited) to costs and expenses	0.6
Deductions	(0.9)
Balance as of April 30, 2021	3.1
Deductions	(0.6)
Ending balance as of July 31, 2021	$2.5

The following table presents Merger and integration costs that were recorded for the three and six months ended July 31, 2021 and 2020 in the interim condensed consolidated statements of operations:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Merger costs	$—	$26.5	$—	$26.5
Integration costs	0.5	—	2.3	—
Total Merger and Integration Costs	$0.5	$26.5	$2.3	$26.5
NOTE 5 - Inventories, Net
Inventories, net consisted of the following:

	July 31, 2021	January 31, 2021
Spare parts	$14.3	$13.5
Plugs	5.6	4.6
Consumables	2.5	2.8
Other	2.7	2.3
Subtotal	25.1	23.2
Inventory obsolescence reserve	(2.5)	(2.4)
Total inventories, net	$22.6	$20.8

Inventories are made up of composite and dissolvable plugs, spare parts and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of obsolescence reserves of $2.5 and $2.4 as of July 31, 2021 and January 31, 2021, respectively.

NOTE 6 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			July 31, 2021	January 31, 2021
Land, buildings and improvements	1	—	40	$41.0	$43.7
Machinery	1	—	20	218.0	221.8
Furniture and equipment	1	—	15	182.2	183.2
Total property and equipment				441.2	448.7
Less accumulated depreciation				265.3	245.0
Property and equipment, net				$175.9	$203.7

Depreciation expense was $14.4 and $10.1 for the three months ended July 31, 2021 and 2020, respectively, and $29.7 and $25.3 for the six months ended July 31, 2021 and 2020, respectively.

Assets Held for Sale

As of July 31, 2021, the Company’s condensed consolidated balance sheet includes assets classified as held for sale of $3.4. The assets held for sale are reported within other current assets on the condensed consolidated balance sheet and represent the value of three operational facilities, corporate aircraft and select equipment. In light of the current market environment and as part of the ongoing integration of the QES business, the Company has consolidated operations within certain geographies rendering these locations unnecessary to support the efficient operations of the Company. These assets are being actively marketed for sale as of July 31, 2021 and are recorded at the lower of their carrying value or fair value less costs to sell. Subsequent to July 31, 2021, the Company has completed the sale of one operational facility with a carrying value of $0.7 for total sales proceeds of $0.7.

NOTE 7 - Goodwill and Intangible Assets, Net

Amortization expense associated with intangible assets was $0.1 and $2.8 for the three months ended July 31, 2021 and 2020, respectively, and $0.2 and $3.8 for the six months ended July 31, 2021 and 2020, respectively. During the three months ended July 31, 2020, accelerated amortization of $2.7 was recognized related to the Company's customer contracts and relationships long-lived intangible. The remaining intangible balance will be amortized straight-line over 7.7 years.

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

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 10 for additional information regarding the fair value determination. The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the condensed consolidated statements of operations for the six months ended July 31, 2020. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill.

No impairment indicators were identified for the quarter ended July 31, 2021.
NOTE 8 - Accrued Liabilities

Accrued liabilities consisted of the following:

	July 31, 2021	January 31, 2021
Accrued salaries, vacation and related benefits	$16.7	$14.3
Accrued property taxes	2.9	1.8
Accrued incentive compensation	0.4	1.9
Accrued lease termination costs	2.5	3.4
Other accrued liabilities	5.7	7.8
Total accrued liabilities	$28.2	$29.2

NOTE 9 - Long-Term Debt
Outstanding debt and capital lease obligations consisted of the following:

	July 31, 2021	January 31, 2021
Notes	$250.0	$250.0
ABL Facility	30.0	—
Capital lease obligations	5.3	6.3
Total principal outstanding	285.3	256.3
Unamortized debt issuance costs	5.6	6.1
Total debt, net	279.7	250.2
Current portion of capital lease obligations	1.9	1.9
Long-term portion of debt and capital lease obligations	$277.8	$248.3
As of July 31, 2021, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt related to the Notes as of July 31, 2021 was $244.4. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of July 31, 2021 was $7.2.

As of July 31, 2021, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the six months ended July 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of July 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of July 31, 2021.

Borrowings outstanding under the ABL Facility were $30.0 as of July 31, 2021 and bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 4.75% on July 31, 2021. Total letters of credit outstanding under the ABL Facility were $6.6 at July 31, 2021. Accrued interest under the ABL Facility was $0.2 as of July 31, 2021.

Availability under the ABL Facility, net of $10.0 FCCR holdback, was $17.8 based on the July 31, 2021 borrowing base certificate.

Capital Lease Obligations
The Company acquired QES's long-term capital lease agreements in the Merger. The leases are for a manufacturing and office facility supporting completion operations in Oklahoma City, Oklahoma and Elk City,

Oklahoma and have 20 year lease terms. The Company also leases certain vehicles, machinery and service equipment under capital leases. The capital lease obligations for these assets have lease terms ranging from 36 months to 55 months, and the interest rates range between 3.0% to 7.0%.
Total capital lease obligations were $5.3 as of July 31, 2021.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. The fair value of the ABL Facility approximates its carrying value as of July 31, 2021.

The following tables present the placement in the fair value hierarchy of the Notes, based on market prices for publicly traded debt, as of July 31, 2021 and January 31, 2021:

		Fair value measurements at reporting date using
	July 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$162.5	$—	$162.5	$—
Total Senior Secured Notes	$162.5	$—	$162.5	$—

		Fair value measurements at reporting date using
	January 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$132.5	$—	$132.5	$—
Total Senior Secured Notes	$132.5	$—	$132.5	$—

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

Fair value is measured as of the impairment date. The carrying value and fair values of the impaired assets as of April 30, 2020 was $194.0 and $52.8 for property and equipment, net, $28.3 and nil for goodwill, and $39.2 and nil for intangible assets, net, respectively. See Note 7 for a discussion of the changes in goodwill and long-lived asset values due to impairment charges recorded during the three months ended April 30, 2020.

NOTE 11 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At July 31, 2021, future minimum lease payments under these arrangements approximated $66.6 of which $25.7 is related to long-term real estate leases and $25.6 is related to long-term coiled tubing unit leases.

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

On March 9, 2021, the Company filed claims in the District Court of Harris, County Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. ("Redmon") and certain underwriters at Lloyd's ("Underwriters") to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices or the charges therein but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense ("OEE") policy. An OEE policy is an industry norm to provide insurance coverage in the event of a blowout. Magellan's OEE policy has a limit of $20.0. We believe that total invoices issued to Magellan by its blowout vendors total $14.3 and are within policy limits. The Company's Texas court action includes claims against Magellan and as an additional insured under the OEE policy and also against Redmon-Keys as Magellan's broker who issued the additional insured certificate to the Company.

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

The Company believes that the OEE policy is now an asset of the Chapter 7 estate. Since the Chapter 7 filing by Magellan, the U.S. Trustee has begun to advance claims against the Underwriter syndicate. Underwriters will now pay an additional $1.2 of insured expense while continuing to dispute an additional $7.4 of expenses claimed by Magellan. We expect that the Trustee will continue to pursue the remaining $7.4 from Underwriters as well as preference claims for monies paid by Magellan in the months leading up to its bankruptcy for which the Company has no exposure. Additionally, the Trustee will evaluate claims against Magellan’s former directors and officers.

Separately, KLXE is continuing to discuss its alleged claims against Redmon based on the representations made by Redmon relative to the certificate of insurance it issued to KLXE as an ‘additional insured’.

The bankruptcy proceedings are in their initial stages. During the year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing. These invoices remain fully reserved as of July 31, 2021. However, we believe that the proceeds from the OEE policy will ultimately be allocated to the blowout creditors and KLXE will be offering our support to the U.S. Trustee in its pursuit of full recovery under the OEE policy from Underwriters.

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

NOTE 12 - Stockholders' Equity (Deficit)

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “Offering”) the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $50.0 (the “Common Stock”).

Any Common Stock offered and sold in the Offering will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

The Equity Distribution Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Agent, including for liabilities under the

Securities Act, other obligations of the parties and termination provisions. Under the terms of the Equity Distribution Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold.

The Company plans to use the net proceeds from the Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three and six months ended July 31, 2021, the Company sold 60,216 shares of Common Stock in exchange for gross proceeds of approximately $0.6 through its at-the-market offering and paid fees to the sales agent and other legal and accounting fees to establish the Offering of $0.6. Going forward, we expect the legal and accounting costs to maintain the Offering will be lower than what we incurred to establish the Offering in the second fiscal quarter.

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

On February 12, 2021, the stockholders of KLXE approved the KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of December 2, 2020) (the “Amended and Restated LTIP”), which, among other things, increased the total number of shares of Company Common Stock, par value $0.01 per share, and reserved for issuance under the Amended and Restated LTIP by 632,051 shares. A description of the Amended and Restated LTIP is included in the Company’s proxy statement, filed with the SEC on January 11, 2021.

Compensation cost recognized during the three and six months ended July 31, 2021 and 2020 was related to grants of restricted stock as approved by the Compensation Committee. Certain grants of restricted stock to directors and management accelerated in connection with the Merger on July 28, 2020, resulting in approximately $15.1 of stock based compensation expense during the three months ended July 31, 2020. Stock-based compensation was $1.0 and $17.4 for the three months ended July 31, 2021 and 2020, respectively and $1.8 and $16.7 for the six months ended July 31, 2021 and 2020, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $7.8 at July 31, 2021.

As of the date of the QES acquisition, each unvested QES restricted stock unit award was converted into a replacement 0.0969 KLXE restricted stock unit award. Approximately 2.0 million shares of QES common stock subject to awards outstanding were converted to 0.2 million shares of common stock assumed by KLXE.

NOTE 13 - Income Taxes

Income tax expense was $0.1 and $0.2 for the three and six months ended July 31, 2021, respectively, and was comprised primarily of state and local taxes, compared to nil and $0.1 for the three and six months ended July 31, 2020, respectively. The Company has a valuation allowance against its deferred tax balances, and as a result, it was unable to recognize a tax benefit on its year to date losses.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the United States, includes measures to assist companies. Under the CARES Act, the Company has deferred the employer portion of FICA tax payments of $3.8 as of July 31, 2021. This deferral is included on the condensed consolidated balance sheet. Accrued and other non-current liabilities each had a balance of $1.9 as of July 31, 2021. These payments are due in two installments: half on December 31, 2021; and half on December 31, 2022.

The American Rescue Plan Act of 2021 (the "ARP”) enacted on March 11, 2021, in the United States, responds to the continued economic and health impacts of the COVID-19 pandemic. The ARP includes a wide variety of tax and non-tax provisions. The Company does not anticipate any material impacts from this legislation.

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

The following table presents revenues and operating loss by reportable segment:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Revenues
Rocky Mountains	$33.6	$18.0	$57.9	$51.8
Southwest	43.0	4.2	81.0	28.6
Northeast/Mid-Con	35.3	14.0	63.8	38.8
Total revenues	111.9	36.2	202.7	119.2
Operating loss (1)
Rocky Mountains	(2.2)	(6.7)	(9.4)	(40.7)
Southwest	(3.7)	(7.2)	(11.2)	(105.3)
Northeast/Mid-Con	(3.8)	(5.4)	(10.6)	(100.1)
Corporate and other (1)	(7.2)	6.5	(14.6)	(2.3)
Total operating loss	(16.9)	(12.8)	(45.8)	(248.4)
Interest expense, net	8.0	7.6	15.8	15.0
Loss before income tax	$(24.9)	$(20.4)	$(61.6)	$(263.4)
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

The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	July 31, 2021				July 31, 2020
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$2.3	$18.6	$11.1	$32.0	$—	$0.4	$3.3	$3.7
Completion	18.7	14.5	18.0	51.2	12.0	1.3	6.0	19.3
Production	8.1	5.8	2.8	16.7	4.2	1.2	2.8	8.2
Intervention	4.5	4.1	3.4	12.0	1.8	1.3	1.9	5.0
Total revenues	$33.6	$43.0	$35.3	$111.9	$18.0	$4.2	$14.0	$36.2

	Six Months Ended
	July 31, 2021				July 31, 2020
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$3.3	$33.1	$20.3	$56.7	$0.1	$2.0	$8.5	$10.6
Completion	33.0	30.7	32.4	96.1	32.6	16.7	17.6	66.9
Production	13.7	9.7	5.2	28.6	13.1	4.1	6.7	23.9
Intervention	7.9	7.5	5.9	21.3	6.0	5.8	6.0	17.8
Total revenues	$57.9	$81.0	$63.8	$202.7	$51.8	$28.6	$38.8	$119.2

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Rocky Mountains	$1.2	$1.6	$1.9	$3.5
Southwest	1.1	0.8	1.9	2.1
Northeast/Mid-Con	1.1	0.6	1.8	1.6
Corporate and other	0.1	0.7	0.1	1.3
Total capital expenditures	$3.5	$3.7	$5.7	$8.5

The following table presents total assets by segment:

	July 31, 2021	January 31, 2021
Rocky Mountains	$134.9	$121.1
Southwest	89.0	91.6
Northeast/Mid-Con	68.1	98.1
Total segment assets	292.0	310.8
Corporate and other	42.6	51.9
Total assets	$334.6	$362.7

NOTE 15 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended July 31, 2021 and 2020, 0.5 and 0.7 million shares of the Company’s common stock, respectively, and for the six months ended July 31, 2021 and 2020, 0.4 and 0.7 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and six months ended July 31, 2021 and 2020 are as follows:

	Three Months Ended		Six Months Ended
	July 31, 2021	July 31, 2020	July 31, 2021	July 31, 2020
Net loss	$(25.0)	$(20.4)	$(61.8)	$(263.5)
(Shares in millions)
Basic weighted average common shares	8.4	5.0	8.4	4.8
Diluted weighted average common shares	8.4	5.0	8.4	4.8

Basic net loss per common share	$(2.98)	$(4.12)	$(7.39)	$(55.00)
Diluted net loss per common share	$(2.98)	$(4.12)	$(7.39)	$(55.00)

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

The following discussion and analysis addresses the results of our operations for the three and six months ended July 31, 2021, as compared to our results of operations for the three and six months ended July 31, 2020. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE ("Merger Sub"), with and into QES, with QES surviving the merger as a subsidiary of KLXE (the "Merger") closed on July 28, 2020. Unless otherwise noted or the context requires otherwise, references herein to KLX Energy Services with respect to time periods prior to July 28, 2020 include KLX Energy Services and its consolidated subsidiaries and do not include QES and its consolidated subsidiaries, while references herein to KLX Energy Services with respect to time periods from and after July 28, 2020 include QES and its consolidated subsidiaries.

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

During the first quarter of 2021, we consolidated corporate offices in Houston, Texas and identified $4.4 million of additional annualized fixed cost savings associated with headcount, facilities, changes to management processes and reduction in the size of the board from nine directors to seven directors. These cost savings were fully implemented by the end of the second quarter and we expect to realize the full benefit beginning in the third quarter.

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

Company Overview

We serve many of the leading companies engaged in the exploration and development of onshore conventional and unconventional oil and natural gas reserves in the United States. Our customers are primarily large independent and major oil and gas companies. We currently support these customer operations from over 50 service facilities located in the key major basins. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin, Eagle Ford Shale and the Gulf Coast including industrial and petrochemical facilities), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). Our revenues, operating earnings and identifiable assets are primarily attributable to these three reportable geographic segments. While we manage our business based upon these geographic groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development organization and, in selected instances, by our technology partners to develop tools covered by 28 patents and 7 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

We endeavor to create a next generation oilfield services company in terms of management controls, processes and operating metrics, and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house research and development team.

Depreciation and Amortization

The Company changed its presentation of depreciation and amortization expense in the first quarter of 2021. Depreciation and amortization expense is presented separately from cost of sales and selling, general, and administrative expenses. Prior period results have been reclassified to conform with current presentation.

Segment Reporting

During the third quarter of 2020, the Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. Starting in the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 to the condensed consolidated financial statements for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three and six months ended July 31, 2020 to the Company’s three reportable segments increased by $6.5 and decreased by $2.3, respectively.

The Company also changed its presentation of service offering revenues. Historically, and through January 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the three and six months ended July 31, 2020, the total drilling revenues reported within segment reporting was $3.7 and $10.6, respectively.

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

Despite the market headwinds experienced in 2020, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing streamlining initiatives.

In February of 2021, we experienced a material slow down due to the unprecedented Winter Storm Uri, the costliest winter storm in U.S. history. As a result of the storm conditions, our customers shut-in wells and delayed work, causing us at least seven days of lost revenue, primarily in the Permian and the Mid-continent regions.

So far in fiscal 2021, West Texas Intermediate ("WTI") prices have increased an incremental 21.7% from February 1 to April 30, and another 16.4% from April 30, to July 31. In response, the United States has continued to increase drilling and completion activity levels relative to where the market exited 2020. As of July 31, 2021, U.S. rig count was up to 488, an increase of 10.9% since April 30, 2021. However, we have continued to see U.S. shale operators consolidate within certain basins, particularly the Permian and Rocky Mountains, and many public operators have announced that they are targeting oil and gas production at the end of 2021 to be consistent with production levels at year end 2020.

Excluding the period impacted by Winter Storm Uri, we saw a meaningful increase in overall activity throughout the first and second quarters of 2021, as commodity prices remained constructive. Looking ahead to the remainder of fiscal 2021, provided that the impact of the COVID-19 pandemic lessens, economic activity continues to increase, and commodity prices remain strong, we expect to experience further increases in activity and corresponding improvements in the price of our product and services.

We believe our diverse product and service offerings uniquely positions KLXE to respond to a rapidly evolving marketplace where we can provide a comprehensive suite of engineered solutions for our customers with one call and one master services agreement.

How We Generate Revenue and the Costs of Conducting Our Business

Our business strategy seeks to generate attractive returns on capital by providing differentiated services and prudently applying our cash flow to select targeted opportunities, with the potential to deliver high returns that we believe offer superior margins over the long-term and short payback periods. Our services generally require equipment that is less expensive to maintain and is operated by a smaller staff than many other oilfield service providers. As part of our returns-focused approach to capital spending, we are focused on efficiently utilizing capital to develop new products. We support our existing asset base with targeted investments in research and development, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment.

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

We believe we have strong management systems in place which will allow us to manage our operating resources and associated expenses relative to market conditions. Historically, we believe our services generated margins superior to our competitors based upon the differential quality of our performance, and that these margins would contribute to future cash flow generation. The required investment in our business includes both working capital (principally for accounts receivable, inventory and accounts payable growth tied to increasing activity) and capital expenditures for both maintenance of existing assets and ultimately growth when economic returns justify the spending. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-light nature of our services, the younger average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets.

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

Results of Operations
Three Months Ended July 31, 2021 Compared to Three Months Ended July 31, 2020

Revenue. The following is a summary of revenue by segment:

	Three Months Ended
	July 31, 2021	July 31, 2020	% Change
Revenue:
Rocky Mountains	$33.6	$18.0	86.7%
Southwest	43.0	4.2	923.8%
Northeast/Mid-Con	35.3	14.0	152.1%
Total revenue	$111.9	$36.2	209.1%

For the quarter ended July 31, 2021, revenues were $111.9, an increase of $75.7, or 209.1%, as compared with the prior year period. Rocky Mountains segment revenue increased by $15.6, or 86.7%, Southwest segment revenue increased $38.8, or 923.8%, and Northeast/Mid-Con segment revenues increased by $21.3, or 152.1%. The increase in Rocky Mountains revenue was largely driven by an increase in completion and production activity. The increase in Southwest revenue was primarily driven by an increase in drilling and completion activity, largely attributable to the Merger. The increase in Northeast/Mid-Con revenue was driven by increased completion and drilling activity, largely attributable to the Merger.

On a product line basis, drilling, completion, production and intervention services contributed approximately 28.6%, 45.8%, 14.9% and 10.7%, respectively, to revenue for the three months ended July 31, 2021 and 10.2%, 53.3%, 22.7% and 13.8%, respectively, for the three months ended July 31, 2020. On a product line basis, drilling revenues increased by $28.3, or 764.9%, due to the directional drilling service revenues acquired in the Merger with QES. Completion, intervention and production services revenues increased by approximately $31.9 or 165.3%, $7.0 or 140.0% and $8.5 or 103.7%, respectively, as compared to the same period in the prior year.

Cost of sales. For the quarter ended July 31, 2021, cost of sales were $99.2, or 88.7% of revenues, as compared to the prior year period of $37.9, or 104.7% of revenues. Cost of sales as a percentage of revenues decreased primarily due to synergies implemented related to consolidating operating facilities and improved utilization of assets and personnel.

Selling, general and administrative expenses. For the quarter ended July 31, 2021, selling, general and administrative (“SG&A”) expenses were $14.3, or 12.8% of revenues, as compared with $39.1, or 108.0% of revenues, in the prior year period. Decrease in SG&A expense driven by operating leverage associated with the successful integration of the Merger and associated synergy implementation resulting in lower headcount and fixed costs, as compared to the prior year period. Additionally, SG&A expenses for the quarter ended July 31, 2020, included $26.2 of Merger and integration costs.

Operating loss. The following is a summary of operating loss by segment:

	Three Months Ended
	July 31, 2021	July 31, 2020	% Change
Operating loss:
Rocky Mountains	$(2.2)	$(6.7)	67.2%
Southwest	(3.7)	(7.2)	48.6%
Northeast/Mid-Con	(3.8)	(5.4)	29.6%
Corporate and other(1)	(7.2)	6.5	(210.8)%
Total operating loss(1)	$(16.9)	$(12.8)	(32.0)%
(1) Includes bargain purchase gain of $41.1 during the three months ended July 31, 2020.

For the quarter ended July 31, 2021, operating loss was $16.9 compared to operating loss of $12.8 in the prior year period, due to a non-recurring bargain purchase gain in the quarter end July 31, 2020 of $41.1 offset by synergies implemented related to integration of the Merger and consolidating operating facilities and headcount.

Rocky Mountains segment operating loss was $2.2, Southwest segment operating loss was $3.7, and Northeast/Mid-Con segment operating loss was $3.8 for the three months ended July 31, 2021, in each case primarily driven by synergies implemented related to consolidating operating facilities.

Income tax expense. For the quarter ended July 31, 2021, income tax expense was $0.1, as compared to income tax expense of nil in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the quarter ended July 31, 2021, net loss was $25.0, as compared to $20.4 in the prior year period, due to a non-recurring bargain purchase gain in the quarter ended July 31, 2020 of $41.1 offset by synergies implemented related to consolidating operating facilities.

Results of Operations
Six Months Ended July 31, 2021 Compared to Six Months Ended July 31, 2020

Revenue. The following is a summary of revenue by segment:

	Six Months Ended
	July 31, 2021	July 31, 2020	% Change
Revenue:
Rocky Mountains	$57.9	$51.8	11.8%
Southwest	81.0	28.6	183.2%
Northeast/Mid-Con	63.8	38.8	64.4%
Total revenue	$202.7	$119.2	70.1%

For the six months ended July 31, 2021, revenues were $202.7, an increase of $83.5, or 70.1%, as compared with the prior year period. Rocky Mountains segment revenue increased by $6.1, or 11.8%, Southwest segment revenue increased $52.4, or 183.2%, and Northeast/Mid-Con segment revenues increased by $25.0, or 64.4%. The increase in Rocky Mountains revenue was largely driven by an increase in completion and production activity. The increase in Southwest revenue was primarily driven by an increase in drilling and completion activity, largely attributable to the Merger. The increase in Northeast/Mid-Con revenue was driven by increased completion and drilling activity, largely attributable to the Merger.

On a product line basis, drilling, completion, production and intervention services contributed approximately 28.0%, 47.4%, 14.1% and 10.5%, respectively, to revenue for the six months ended July 31, 2021 and 8.9%, 56.1%, 20.1% and 14.9%, respectively, for the six months ended July 31, 2020. On a product line basis, drilling revenues increased by $46.1, or 434.9%, due to the directional drilling service revenues acquired in the Merger with QES. Completion, production, and intervention services revenues increased by approximately $29.2 or 43.6%, $4.7 or 19.7% and $3.5 or 19.7%, respectively, as compared to the same period in the prior year.

Cost of sales. For the six months ended July 31, 2021, cost of sales were $187.8, or 92.6% of revenues, as compared to the prior year period of $114.9, or 96.4% of revenues. Cost of sales as a percentage of revenues decreased primarily due to synergies implemented related to consolidating operating facilities and improved utilization of assets and personnel.

Selling, general and administrative expenses. For the six months ended July 31, 2021, SG&A expenses were $29.3, or 14.5% of revenues, as compared with $55.5, or 46.6% of revenues, in the prior year period. Decrease in SG&A expense driven by operating leverage associated with the successful integration of the Merger and associated synergy implementation resulting in lower headcount and fixed costs, as compared to the prior year period. Additionally, SG&A expenses for the six months ended July 31, 2020, included $26.2 of Merger and integration costs.

Operating loss. The following is a summary of operating loss by segment:

	Six Months Ended
	July 31, 2021	July 31, 2020	% Change
Operating loss:
Rocky Mountains	(9.4)	(40.7)	76.9%
Southwest	(11.2)	(105.3)	89.4%
Northeast/Mid-Con	(10.6)	(100.1)	89.4%
Corporate and other(1)	(14.6)	(2.3)	(534.8)%
Total operating loss(1)	$(45.8)	$(248.4)	81.6%
(1) Includes bargain purchase gain of $41.1 during the six months ended July 31, 2020.

For the six months ended July 31, 2021, operating loss was $45.8 compared to operating loss of $248.4 in the prior year period, due to a decrease in impairment and other charges of $207.9 and synergies implemented related to integration of the Merger and consolidating operating facilities and headcount.

Rocky Mountains segment operating loss was $9.4, Southwest segment operating loss was $11.2, and Northeast/Mid-Con segment operating loss was $10.6 for the six months ended July 31, 2021, in each case primarily driven by lower impairment and other charges.

Income tax expense. For the six months ended July 31, 2021, income tax expense was $0.2, as compared to income tax expense of $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the six months ended July 31, 2021, net loss was $61.8, as compared to $263.5 in the prior year period, primarily due to a decrease in impairment and other charges of $207.9.
Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders and borrowings under the Company’s ABL Facility and cash flows from operations. At July 31, 2021, we had $39.4 of cash and cash equivalents and $17.8 available on the July 31, 2021 ABL Facility Borrowing Base Certificate, net of $10.0 FCCR holdback, which resulted in a total liquidity position of $57.2.

Our cash flow used in operations for the six months ended July 31, 2021 was approximately $37.4 as compared to approximately $15.5 used in operations for the same period in 2020. In response to declining customer activity and commodity price instability, in the third quarter of 2020 we implemented actions to achieve our previously announced annualized run-rate cost synergies. By the end of first quarter of 2021, the Company implemented approximately $46.0 of annualized cost savings and also identified and actioned an additional $4.4 of annualized cost savings. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. The COVID-19 pandemic and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter through the third quarter of 2020. We started to see a moderate increase in overall activity throughout the first and second quarters of 2021, which we expect to continue into the remainder of the fiscal year. Additionally, should our customers experience financial distress due to the current market conditions, they could default on their payments owed to us, which would affect our cash flows and liquidity. As of July 31, 2021, we have $4.6 of trade accounts receivable reserved for customers in bankruptcy, primarily related to Magellan. See Part II, Item 1 "Legal Proceedings" for more information regarding the amount due from Magellan.

Our primary use of capital resources has been for funding working capital and investing in property and equipment used to provide our services. We actively manage our capital spending and are focused on required maintenance spending. In addition, we regularly monitor potential sources of capital, including equity and debt financings, in an effort to meet our planned capital expenditure and liquidity requirements and reduce cost. The COVID-19 pandemic, coupled with the global crude oil supply and demand imbalance and the resulting volatility in U.S. onshore oil and gas activity, has significantly affected the value of our common stock, which, without a viable recovery and uptick in the demand for our services, may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings.

At July 31, 2021, we had $39.4 of cash and cash equivalents. Cash on hand at July 31, 2021 decreased by $7.7, as compared with $47.1 cash on hand at January 31, 2021 as a result of $37.4 of cash used in operating activities offset by $2.9 of cash provided by investing activities and $26.8 of cash provided by financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Six Months Ended
	July 31, 2021	July 31, 2020
Net cash used in operating activities	$(37.4)	$(15.5)
Net cash provided by (used in) investing activities	2.9	(9.1)
Net cash provided by (used in) financing activities	26.8	(0.4)
Net change in cash	(7.7)	(25.0)
Cash balance end of period	$39.4	$98.5

Net cash used in operating activities

Net cash used in operating activities was $37.4 for the six months ended July 31, 2021, as compared to net cash used in operating activities of $15.5 for the six months ended July 31, 2020. The decrease in operating cash flows was primarily attributable to working capital investments associated with increased accounts receivable from associated increased revenue and utilization.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $2.9 for the six months ended July 31, 2021, as compared to net cash used in investing activities of $9.1 for the six months ended July 31, 2020. The cash flow provided by investing activities for the six months ended July 31, 2021 was primarily driven by sales of facilities, trucks and other idle assets resulting from the cost reduction initiatives, offset by critical maintenance capital spending tied to the operation of our existing asset base.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $26.8 for the six months ended July 31, 2021, compared to net cash used in financing activities of $0.4 for the six months ended July 31, 2020. During the six months ended July 31, 2021, borrowings under the ABL facility were $30.0 offset by $1.8 paid on financed payables, $1.1 paid on capital lease obligations, and $0.3 paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. There was $30.0 outstanding under the ABL Facility as of July 31, 2021. Total letters of credit outstanding under the ABL Facility were $6.6 at July 31, 2021. The effective interest rate under the ABL Facility was approximately 4.75% on July 31, 2021. Accrued interest as of July 31, 2021 was $0.2.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the six months ended July 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of July 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of July 31, 2021.

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Notes") offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of July 31, 2021 was $244.4. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of July 31, 2021 was $7.2.

We believe our cash on hand, along with $17.8 of availability based on our July 31, 2021 borrowing base certificate under our $100.0 ABL Facility, net of $10.0 FCCR holdback, provides us with the ability to fund our operations, make planned capital expenditures, repurchase our debt or equity securities, meet our debt service obligations and provide funding for potential future acquisitions.

Capital Requirements and Sources of Liquidity

Our capital expenditures were $5.7 during the six months ended July 31, 2021, compared to $8.5 in the six months ended July 31, 2020. We expect to incur a total between $14.0 to $16.0 in capital expenditures for the year ending January 31, 2022, based on current industry conditions. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives. We expect to fund future capital expenditures from cash on hand, the ABL Facility availability, Equity Distribution Agreement (defined below) and cash flow from operations. We have funds available of $17.8, net of $10.0 FCCR holdback, as of July 31, 2021, from our $100.0 ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio).

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, and financial and business and other factors, many of which are beyond our control. We believe based on our current forecasts, our cash on hand, the ABL Facility availability, the Equity Distribution

Agreement (defined below), together with our cash flows, will provide us with the ability to fund our operations and make planned capital expenditures for at least the next 12 months.

The Company also continues to assess various sources and options including public and private financings to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so.

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “Offering”) the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $50.0 (the “Common Stock”).

Any Common Stock offered and sold in the Offering will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

The Equity Distribution Agreement contains customary representations, warranties and agreements by the Company, indemnification obligations of the Company and the Agent, including for liabilities under the Securities Act, other obligations of the parties and termination provisions. Under the terms of the Equity Distribution Agreement, the Company will pay the Agent a commission equal to 3% of the gross sales price of the Common Stock sold.

The Company plans to use the net proceeds from the Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three and six months ended July 31, 2021, the Company sold 60,216 shares of Common Stock in exchange for gross proceeds of approximately $0.6 through its at-the-market offering and paid fees to the sales agent and other fees of $0.6.
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

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At July 31, 2021, future minimum lease payments under these arrangements approximated $66.6 of which $25.7 is related to long-term real estate leases and $25.6 is related to long-term coiled tubing unit leases.

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

In connection with the preparation of this Quarterly Report for the quarter ended July 31, 2021, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of July 31, 2021.

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

On March 9, 2021, the Company filed claims in the District Court of Harris, County Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. ("Redmon") and certain underwriters at Lloyd's ("Underwriters") to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices or the charges therein but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense ("OEE") policy. An OEE policy is an industry norm to provide insurance coverage in the event of a blowout. Magellan's OEE policy has a limit of $20.0. We believe that total invoices issued to Magellan by its blowout vendors total $14.3 and are within policy limits. The Company's Texas court action includes claims against Magellan and as an additional insured under the OEE policy and also against Redmon-Keys as Magellan's broker who issued the additional insured certificate to the Company.

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

The Company believes that the OEE policy is now an asset of the Chapter 7 estate. Since the Chapter 7 filing by Magellan, the U.S. Trustee has begun to advance claims against the Underwriter syndicate. Underwriters will now pay an additional $1.2 of insured expense while continuing to dispute an additional $7.4 of expenses claimed by Magellan. We expect that the Trustee will continue to pursue the remaining $7.4 from Underwriters as well as preference claims for monies paid by Magellan in the months leading up to its bankruptcy for which the Company has no exposure. Additionally, the Trustee will evaluate claims against Magellan’s former directors and officers.

Separately, KLXE is continuing to discuss its alleged claims against Redmon based on the representations made by Redmon relative to the certificate of insurance it issued to KLXE as an ‘additional insured’.

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

In addition to the information set forth in this report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended July 31, 2021:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
May 1, 2021 - May 31, 2021	277.0	$11.64	—	$48,859,603
June 1, 2021 - June 30, 2021	—	$—	—	$48,859,603
July 1, 2021 - July 31, 2021	—	$—	—	$48,859,603
Total	277.0		—
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

1.1
Equity Distribution Agreement, dated June 14, 2021, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 of KLX Energy Services Holdings, Inc's Current Report on Form 8-K, filed on June 14, 2021, File No. 001-38609).

3.1
Amended and Restated Certificate of Incorporation of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc’s Quarterly Report on Form 10-Q, filed on September 8, 2020, File No. 001-38609).

3.2
Fourth Amended and Restated Bylaws of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc.'s Current Report on Form 8-K, filed on September 9, 2021 File No. 001-38609).

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

Date: September 10, 2021

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: September 10, 2021

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Vice President and Chief Accounting Officer

Date: September 10, 2021