Form 10-Q
period 2021-10-31
KLX Energy Services Holdings, Inc.
filed 2021-12-10
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended October 31, 2021

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

The registrant has one class of common stock, $0.01 par value, of which 10,346,840 shares were outstanding as of December 3, 2021.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares)
(Unaudited)

	October 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$40.8	$47.1
Accounts receivable–trade, net of allowance of $6.3 and $6.5	102.9	67.0
Inventories, net	22.7	20.8
Other current assets	11.6	15.8
Total current assets	178.0	150.7
Property and equipment, net	169.7	203.7
Intangible assets, net	2.3	2.5
Other assets	4.8	5.8
Total assets	$354.8	$362.7
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$64.1	$39.4
Accrued interest	14.7	7.2
Accrued liabilities	28.7	29.2
Current portion of capital leases	3.8	1.9
Total current liabilities	111.3	77.7
Long-term debt	274.6	243.9
Long-term capital lease obligations	6.3	4.4
Other non-current liabilities	3.9	4.6
Commitments, contingencies and off-balance sheet arrangements (Note 11)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 110.0 authorized; 10.2 and 8.6 issued	0.1	0.1
Additional paid-in capital	476.6	469.1
Treasury stock, at cost, 0.3 shares and 0.3 shares	(4.3)	(4.0)
Accumulated deficit	(513.7)	(433.1)
Total stockholders’ equity (deficit)	(41.3)	32.1
Total liabilities and stockholders' equity (deficit)	$354.8	$362.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Revenues	$139.0	$70.9	$341.7	$190.1
Costs and expenses:
Cost of sales	120.7	65.6	308.5	180.5
Depreciation and amortization	13.7	14.7	43.6	43.8
Selling, general and administrative expenses	14.8	14.1	44.1	69.6
Research and development costs	0.2	0.1	0.4	0.6
Impairment and other charges	—	4.4	0.8	213.1
Bargain Purchase Gain	—	2.4	0.5	(38.7)
Operating loss	(10.4)	(30.4)	(56.2)	(278.8)
Non-operating expense:
Interest expense, net	8.2	7.7	24.0	22.7
Loss before income tax	(18.6)	(38.1)	(80.2)	(301.5)
Income tax expense	0.2	0.2	0.4	0.3
Net loss	$(18.8)	$(38.3)	$(80.6)	$(301.8)

Net loss per share-basic(1)	$(2.19)	$(4.56)	$(9.60)	$(50.26)
Net loss per share-diluted(1)	$(2.19)	$(4.56)	$(9.60)	$(50.26)
(1) Common stock and treasury stock were retroactively adjusted for the Company's 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Nine Months Ended October 31, 2021 and 2020
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Restricted stock, net of forfeitures	0.5	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Net loss	—	—	—	—	(36.8)	(36.8)
Balance at April 30, 2021	9.1	0.1	469.9	(4.3)	(469.9)	(4.2)
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	0.1	—	—	—	—	—
Net loss	—	—	—	—	(25.0)	(25.0)
Balance at July 31, 2021	9.2	0.1	470.9	(4.3)	(494.9)	(28.2)
Restricted stock, net of forfeitures	—	—	0.9	—	—	0.9
Issuance of common stock, net of cost	1.0	—	4.8	—	—	4.8
Net loss	—	—	—	—	(18.8)	(18.8)
Balance at October 31, 2021	10.2	$0.1	$476.6	$(4.3)	$(513.7)	$(41.3)

	Common Stock(1)		Additional Paid-in Capital	Treasury Stock(1)	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	5.0	$0.1	$416.6	$(3.6)	$(100.9)	$312.2
Restricted stock, net of forfeitures	—	—	(0.7)	—	—	(0.7)
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Red Bone acquisition price shares reserved	0.1	—	—	—	—	—
Net loss	—	—	—	—	(243.1)	(243.1)
Balance at April 30, 2020	5.1	0.1	415.9	(3.9)	(344.0)	68.1
Restricted stock, net of forfeitures	—	—	17.4	(0.1)	—	17.3
QES acquisition price shares issuance	3.4	—	34.7	—	—	34.7
Net loss	—	—	—	—	(20.4)	(20.4)
Balance at July 31, 2020	8.5	0.1	468.0	(4.0)	(364.4)	99.7
Restricted stock, net of forfeitures	—	—	0.5	—	—	0.5
Net loss	—	—	—	—	(38.3)	(38.3)
Balance at October 31, 2020	8.5	$0.1	$468.5	$(4.0)	$(402.7)	$61.9
(1) Common stock and treasury stock were retroactively adjusted for the Company's 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended
	October 31, 2021	October 31, 2020
Cash flows from operating activities:
Net loss	$(80.6)	$(301.8)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	43.6	43.8
Impairment and other charges	0.8	213.1
Non-cash compensation	2.7	17.2
Amortization of deferred financing fees	0.9	1.0
Provision for inventory obsolescence reserve	0.6	2.8
Change in allowance for doubtful accounts	0.4	(9.4)
Gain on disposal of property, equipment and other	(7.1)	(0.2)
Bargain purchase gain	0.5	(38.7)
Changes in operating assets and liabilities:
Accounts receivable	(36.3)	51.5
Inventories	(2.5)	(2.2)
Other current and non-current assets	3.0	7.0
Accounts payable	22.8	(20.2)
Other current and non-current liabilities	8.0	0.3
Net cash flows used in operating activities	(43.2)	(35.8)
Cash flows from investing activities:
Purchases of property and equipment	(7.5)	(11.1)
Proceeds from sale of property and equipment	13.7	1.8
Acquisitions, net of cash acquired	—	(1.0)
Net cash flows provided by (used in) investing activities	6.2	(10.3)
Cash flows from financing activities:
Borrowings from ABL Facility	30.0	—
Purchase of treasury stock	(0.3)	(0.4)
Proceeds from stock issuance, net of costs	4.8	—
Payments on capital lease obligations	(2.0)	—
Change to financed payables	(1.8)	2.8
Net cash flows provided by financing activities	30.7	2.4
Net decrease in cash and cash equivalents	(6.3)	(43.7)
Cash and cash equivalents, beginning of period	47.1	123.5
Cash and cash equivalents, end of period	$40.8	$79.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.2	$(0.3)
Interest	15.4	14.8
Supplemental schedule of non-cash activities:
Issuance of common stock and stock based payments for QES acquisition	$—	$34.7
Change in deposits on capital expenditures	—	(5.6)
Accrued capital expenditures	3.5	0.5

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – In millions of U.S. dollars)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE” or “KLX Energy Services”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all major active basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for the most technically demanding wells from over 50 service and support facilities located throughout the United States.

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled tubing, directional drilling, thru-tubing, hydraulic fracturing rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, pressure pumping and special situation services. KLXE’s primary rentals include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, and accommodation units. KLXE's primary product offering includes a suite of proprietary dissolvable and composite plugs along with liner hangers, stage cementing tools, inflatables, and float/casing equipment.

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

The accompanying unaudited condensed consolidated financial statements present the consolidated KLXE and QES financial position as of October 31, 2021 and January 31, 2021. Combined results for both legacy KLXE and legacy QES are included for the entire period in the condensed consolidated statements of operations and cash flows for the three and nine months ended October 31, 2021. The condensed consolidated statements of operations and cash flows for the three and nine months ended October 31, 2020 includes QES’s results for the final three days of the Company's second fiscal quarter, July 29, 2020 through July 31, 2020.

On September 3, 2021, the Board of the Company adopted the Fourth Amended and Restated Bylaws of the Company, effective as of such date, to change the Company’s fiscal year-end from January 31 to December 31, effective beginning with the year ending December 31, 2021. As a result, the Company’s current fiscal year 2021 will be shortened from 12 months to 11 months and end on December 31, 2021. The Company is undertaking this change in an effort to normalize our fiscal year-end and improve comparability with our peers.

Depreciation and Amortization

The Company changed its presentation of depreciation and amortization expense in the first quarter of 2021. Depreciation and amortization expense is presented separately from cost of sales and selling, general, and administrative expenses. Prior period results have been reclassified to conform with current presentation.

Segment Reporting

During the third quarter of 2020, the Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. Starting in the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three and nine months ended October 31, 2020 to the Company’s three reportable segments decreased by $11.4 and $13.7, respectively.

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

These changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the condensed consolidated financial statements. The changes better reflect the CODM’s philosophy on assessing performance and allocating resources as well as improve the Company’s comparability to its peer group.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to forty years (or the lesser of the term of the lease for leasehold improvements, as appropriate). During the quarter, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to 1 - 3 years, resulting in approximately $0.2 of incremental monthly depreciation on a prospective basis.
NOTE 2 - Recent Accounting Pronouncements

Accounting Standard Update not yet Adopted

In March 2020, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments in this ASU are effective for all entities, if elected, as of March 12, 2020 through December 31, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Financial Services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, that are being phased out imminently. This phasing out will have an impact on the ABL Facility (defined below) that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which currently has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

In December 2019, FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify aspects of income tax approach for intraperiod tax allocations when there is a loss from continuing operations and income or a gain from other items, and to provide a general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Topic 740 also provides guidance to simplify how an entity recognizes a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and evaluations of when step ups in the tax basis of goodwill should be considered part of a business combination. Companies should also reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance is effective for the Company for the fiscal year beginning January 1, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s condensed consolidated financial statements.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of October 31, 2021 had a third-party accounts receivable balance, net of allowance, of $102.9. Topic 326 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

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

NOTE 4 - Merger and Integration Costs

Merger and integration costs were recorded separately from the acquisition of assets and assumptions of liabilities in the Merger. Merger costs consist of legal and professional fees and accelerated stock compensation expense. Integration costs consist of expenses to relocate corporate headquarters, integrate the QES business, reduce headcount, and consolidate service and support facilities. Integration of the QES business is complete and the Company incurred no merger and integration costs for the three months ended October 31, 2021.

The following table presents merger and integration costs that were recorded for the three and nine months ended October 31, 2021 and 2020 in the interim condensed consolidated statements of operations by line item:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Cost of sales	$—	$2.7	$1.2	$3.0
Selling, general and administrative	—	2.7	0.5	28.9
Lease termination costs (part of impairment and other charges)	—	4.4	0.6	4.4
Total merger and integration costs	$—	$9.8	$2.3	$36.3

As of October 31, 2021 and January 31, 2021, accrued lease termination costs were:

Beginning balance as of January 31, 2021	$3.4
Charged to costs and expenses	0.6
Deductions	(0.9)
Balance as of April 30, 2021	3.1
Deductions	(0.6)
Balance as of July 31, 2021	2.5
Deductions	(0.2)
Ending balance as of October 31, 2021	$2.3

The following table presents merger and integration costs that were recorded for the three and nine months ended October 31, 2021 and 2020 in the interim condensed consolidated statements of operations by type:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Merger costs	$—	$1.3	$—	$27.8
Integration costs	—	8.5	2.3	8.5
Total merger and integration costs	$—	$9.8	$2.3	$36.3
NOTE 5 - Inventories, Net

Inventories, net consisted of the following:

	October 31, 2021	January 31, 2021
Spare parts	$15.3	$13.5
Plugs	5.5	4.6
Consumables	2.6	2.8
Other	1.9	2.3
Subtotal	25.3	23.2
Inventory obsolescence reserve	(2.6)	(2.4)
Total inventories, net	$22.7	$20.8

Inventories are primarily made up of composite and dissolvable plugs, spare parts and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of obsolescence reserves of $2.6 and $2.4 as of October 31, 2021 and January 31, 2021, respectively.
NOTE 6 - Property and Equipment, Net

Property and equipment, net consisted of the following:

	Useful Life (Years)			October 31, 2021	January 31, 2021
Land, buildings and leasehold improvements	1	—	40	$39.5	$43.7
Machinery	1	—	20	222.2	221.8
Furniture and equipment	1	—	15	183.5	183.2
Property and equipment				445.2	448.7
Less accumulated depreciation				275.5	245.0
Total property and equipment, net				$169.7	$203.7

Depreciation expense was 13.6 and $14.7 for the three months ended October 31, 2021 and 2020, respectively, and $43.4 and $40.0 for the nine months ended October 31, 2021 and 2020, respectively.

Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. During the quarter, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to 1 - 3 years, resulting in approximately $0.2 of incremental monthly depreciation on a prospective basis.

Assets Held for Sale

As of October 31, 2021, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.6. The assets held for sale were reported within other current assets on the condensed consolidated balance sheet and represented the value of three operational facilities and select equipment. In light of the current market environment and as part of the global integration of the QES business, the Company has consolidated operations within certain geographies rendering these locations unnecessary to support the efficient operations of the Company. These assets were being actively marketed for sale as of October 31, 2021 and were recorded at the lower of their carrying value or fair value less costs to sell. During the three months ended October 31, 2021, the Company completed the sale of one aircraft with a carrying value of $0.8 for total sales proceeds of $1.9 and one operational facility with a carrying value of $0.7 for total sales proceeds of $0.7.

NOTE 7 - Goodwill and Intangible Assets, Net

Amortization expense associated with gross intangible assets of $5.7 was $0.1 and nil for the three months ended October 31, 2021 and 2020, respectively, and $0.2 and $3.8 for the nine months ended October 31, 2021 and 2020, respectively. During the three months ended October 31, 2020, accelerated amortization of $2.7 was recognized related to the Company's customer contracts and relationships long-lived intangible. The remaining intangible balance will be amortized straight-line over 7.5 years.

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

No impairment indicators were identified for the quarter ended October 31, 2021.
NOTE 8 - Accrued Liabilities
Accrued liabilities consisted of the following:

	October 31, 2021	January 31, 2021
Accrued salaries, vacation and related benefits	$16.0	$14.3
Accrued property taxes	3.2	1.8
Accrued taxes other than property	3.2	2.6
Accrued lease termination costs	2.3	3.4
Accrued incentive compensation	0.8	1.9
Other accrued liabilities	3.2	5.2
Total accrued liabilities	$28.7	$29.2
NOTE 9 - Long-Term Debt

Outstanding long-term debt and capital lease obligations consisted of the following:

	October 31, 2021	January 31, 2021
Notes	$250.0	$250.0
ABL Facility	30.0	—
Capital lease obligations	10.1	6.3
Total principal outstanding	290.1	256.3
Unamortized debt issuance costs	5.4	6.1
Total debt, net of debt issuance costs	$284.7	$250.2
Current portion of capital lease obligations	3.8	1.9
Long-term portion of debt and capital lease obligations	$280.9	$248.3

As of October 31, 2021, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Notes, total debt related to the Notes as of October 31, 2021 was $244.6. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Notes was $14.4 as of October 31, 2021.

As of October 31, 2021, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the nine months ended October 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of October 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of October 31, 2021.

Borrowings outstanding under the ABL Facility were $30.0 as of October 31, 2021 and bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 4.75% on October 31, 2021. Total letters of credit outstanding under the ABL Facility were $5.0 at October 31, 2021, a reduction of $1.6 or 24.2% compared to July 31, 2021. Accrued interest under the ABL Facility was $0.3 as of October 31, 2021.

Financial Services industry and market participants continue to work towards transitioning away from IBOR, including the LIBOR, that are being phased out imminently. This phasing out will have an impact on the ABL Facility that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan, which currently has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for SOFR as the replacement to LIBOR, the ABR is the default rate that JP Morgan has agreed to use as the LIBOR replacement. See Note 2 for further discussion of upcoming changes from LIBOR to Term SOFR.

We have total funds available of $40.0 and net funds available of $30.0, after $10.0 FCCR holdback, on the October 31, 2021 borrowing base certificate.

Capital Lease Obligations

The Company acquired QES's long-term capital lease agreements in the Merger. The leases are for a manufacturing and office facility supporting completion operations in Oklahoma and have 20-year lease terms. The Company also leases certain vehicles, machinery and service equipment under capital leases. The capital lease obligations for these assets have lease terms ranging from 36 months to 101 months, and the interest rates range between 3.0% to 7.2%.

Total capital lease obligations were $10.1 as of October 31, 2021, including $3.8 of current capital lease obligations.

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

The carrying amounts of cash and cash equivalents, accounts receivable–trade and accounts payable represent their respective fair values due to their short-term nature. The fair value of the ABL Facility approximates its carrying value as of October 31, 2021.

The following tables present the placement in the fair value hierarchy of the Notes, based on market prices for publicly traded debt, as of October 31, 2021 and January 31, 2021:

		Fair value measurements at reporting date using
	October 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$143.1	$—	$143.1	$—
Total Senior Secured Notes	$143.1	$—	$143.1	$—

		Fair value measurements at reporting date using
	January 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$132.5	$—	$132.5	$—
Total Senior Secured Notes	$132.5	$—	$132.5	$—

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

Fair value is measured as of the impairment date. The carrying value and fair value of the impaired assets as of April 30, 2020 was $194.0 and $52.8 for property and equipment, net, $28.3 and nil for goodwill, and $39.2 and nil for intangible assets, net, respectively. See Note 7 for a discussion of the changes in goodwill and long-lived asset values due to impairment charges recorded during the three months ended April 30, 2020.
NOTE 11 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At October 31, 2021, future minimum lease payments under these arrangements approximated $69.6 of which $30.1 is related to long-term real estate leases and $23.5 is related to long-term coiled tubing unit leases.

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's ("Underwriters") to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense Policy. On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that certain blowout related expenses fall outside of policy coverage. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. We expect that the trustee will continue to pursue claims against Underwriters as well as preference and other claims to maximize the value of the Chapter 7 estate for the benefit of trade creditors. During the year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

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

During the three and nine months ended October 31, 2021, the Company sold 1,070,000 and 1,130,216 shares of Common Stock, respectively, for gross proceeds of approximately $4.9 and $5.5, respectively, and paid legal and administrative fees of $0.1 and $0.7, respectively.

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

Compensation cost recognized during the three and nine months ended October 31, 2021 and 2020 was related to grants of restricted stock as approved by the Compensation Committee. Certain grants of restricted stock to directors and management accelerated in connection with the Merger on July 28, 2020, resulting in approximately $15.1 of stock-based compensation expense during the nine months ended October 31, 2020. Stock-based compensation was $0.9 and $0.5 for the three months ended October 31, 2021 and 2020, respectively, and $2.7 and $17.2 for the nine months ended October 31, 2021 and 2020, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $7.1 at October 31, 2021.

As of the date of the QES acquisition, each unvested QES restricted stock unit award was converted into a replacement 0.0969 KLXE restricted stock unit award. Approximately 2.0 million shares of QES common stock subject to awards outstanding were converted to 0.2 million shares of common stock assumed by KLXE.

NOTE 13 - Income Taxes

Income tax expense was $0.2 and $0.4 for the three and nine months ended October 31, 2021, respectively, and was comprised primarily of state and local taxes, compared to $0.2 and $0.3 for the three and nine months ended October 31, 2020, respectively. The Company has a valuation allowance against its deferred tax balances, and as a result, it was unable to recognize a tax benefit on its year-to-date losses.

In response to the COVID-19 pandemic, many governments have enacted or are contemplating measures to provide aid and economic stimulus. These measures may include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”), which was enacted on March 27, 2020 in the United States, includes measures to assist companies. Under the CARES Act, the Company has deferred the employer portion of FICA tax payments of $3.8 as of October 31, 2021. This deferral is included on the condensed consolidated balance sheet. Accrued and other non-current liabilities each had a balance of $1.9 as of October 31, 2021. These payments are due in two installments: half on December 31, 2021 and half on December 31, 2022.

The American Rescue Plan Act of 2021 (the "ARP”) enacted on March 11, 2021 in the United States, responds to the continued economic and health impacts of the COVID-19 pandemic. The ARP includes a wide variety of tax and non-tax provisions. The Company does not anticipate any material impacts from this legislation.

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

The following table presents revenues and operating loss by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Revenues
Rocky Mountains	$36.5	$18.2	$94.4	$70.1
Southwest	45.8	24.8	126.8	53.4
Northeast/Mid-Con	56.7	27.9	120.5	66.6
Total revenues	139.0	70.9	341.7	190.1
Operating loss (1)(2)
Rocky Mountains	(1.7)	(4.6)	(11.1)	(45.3)
Southwest	(4.1)	(9.3)	(15.3)	(114.6)
Northeast/Mid-Con	1.7	(5.1)	(8.9)	(105.2)
Corporate and other (1)	(6.3)	(11.4)	(20.9)	(13.7)
Total operating loss(3)	(10.4)	(30.4)	(56.2)	(278.8)
Interest expense, net	8.2	7.7	24.0	22.7
Loss before income tax	$(18.6)	$(38.1)	$(80.2)	$(301.5)
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
(2) Operating loss for the three and nine months ended October 31, 2020 includes impairment and other charges of $4.4 and $213.1, respectively, of which $1.6 and $92.9, respectively, were attributable to the Southwest segment, $0.0 and $28.3, respectively, were attributable to the Rocky Mountains segment, $0.5 and $89.6, respectively, were attributable to the Northeast/Mid-Con segment and $2.3 and $2.3, respectively, were attributable to Corporate and other.
(3) Includes reduction in bargain purchase gain of $2.4 and bargain purchase gain of $38.7 during the three and nine-month periods ending October 31, 2020, respectively.

The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	October 31, 2021				October 31, 2020
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$3.5	$19.8	$15.4	$38.7	$0.2	$7.1	$8.0	$15.3
Completion	17.8	15.4	34.5	67.7	8.9	11.9	10.3	31.1
Production	10.2	6.2	3.1	19.5	4.3	1.5	1.7	7.5
Intervention	5.0	4.4	3.7	13.1	4.8	4.3	7.9	17.0
Total revenues	$36.5	$45.8	$56.7	$139.0	$18.2	$24.8	$27.9	$70.9

	Nine Months Ended
	October 31, 2021				October 31, 2020
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$6.8	$52.9	$35.7	$95.4	$0.2	$9.2	$17.5	$26.9
Completion	50.8	46.1	66.9	163.8	40.1	27.5	24.8	92.4
Production	23.9	15.9	8.3	48.1	15.0	5.5	6.7	27.2
Intervention	12.9	11.9	9.6	34.4	14.8	11.2	17.6	43.6
Total revenues	$94.4	$126.8	$120.5	$341.7	$70.1	$53.4	$66.6	$190.1

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Rocky Mountains	$0.4	$0.9	$2.3	$4.3
Southwest	0.7	0.8	2.6	3.0
Northeast/Mid-Con	0.7	0.6	2.5	2.2
Corporate and other	—	0.3	0.1	1.6
Total capital expenditures	$1.8	$2.6	$7.5	$11.1

The following table presents total assets by segment:

	October 31, 2021	January 31, 2021
Rocky Mountains	$115.0	$121.1
Southwest	117.8	91.6
Northeast/Mid-Con	78.5	98.1
Total segment assets	311.3	310.8
Corporate and other	43.5	51.9
Total assets	$354.8	$362.7

NOTE 15 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended October 31, 2021 and 2020, 0.5 and 0.3 million shares of the Company’s common stock, respectively, and for the nine months ended October 31, 2021 and 2020, 0.4 and 0.5 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and nine months ended October 31, 2021 and 2020 are as follows:

	Three Months Ended		Nine Months Ended
	October 31, 2021	October 31, 2020	October 31, 2021	October 31, 2020
Net loss	$(18.8)	$(38.3)	$(80.6)	$(301.8)
(Shares in millions)
Basic weighted average common shares	8.6	8.4	8.4	6.0
Diluted weighted average common shares	8.6	8.4	8.4	6.0

Basic net loss per common share	$(2.19)	$(4.56)	$(9.60)	$(50.26)
Diluted net loss per common share	$(2.19)	$(4.56)	$(9.60)	$(50.26)

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
•the loss of or interruption in operations of one or more key suppliers;
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

The following discussion and analysis addresses the results of KLX Energy Services Holdings, Inc.’s (the “Company”, “KLXE” or “KLX Energy Services”) operations for the three and nine months ended October 31, 2021, as compared to our results of operations for the three and nine months ended October 31, 2020. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE ("Merger Sub"), with and into QES, with QES surviving the merger as a subsidiary of KLXE (the "Merger") closed on July 28, 2020. Unless otherwise noted or the context requires otherwise, references herein to KLX Energy Services with respect to time periods prior to July 28, 2020 include KLX Energy Services and its consolidated subsidiaries and do not include QES and its consolidated subsidiaries, while references herein to KLX Energy Services with respect to time periods from and after July 28, 2020 include QES and its consolidated subsidiaries.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing services, further enhancing our completions business. We successfully completed the integration of the Motley business during fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. In March 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent region, providing fishing, non-hydraulic fracturing high-pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Tecton and Red Bone businesses during fiscal 2019. We acquired QES during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of diversified oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

On July 26, 2020, the Company’s Board of Directors (the "Board") approved a 1-for-5 Reverse Stock Split. On July 28, 2020, we successfully completed the all-stock Merger with QES. At the time of the closing, the holders of QES common stock received 0.0969 shares of KLXE common stock in exchange for each share of QES common stock held. KLXE and QES stockholders owned approximately 59% and 41%, respectively, of the equity of the combined company on a fully-diluted basis.

The Merger of KLXE and QES provided increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The Merger combined two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leveraged two of the largest fleets of coiled tubing and wireline assets, and

KLXE became a leading provider of large diameter coiled tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market.

After closing the Merger, the Company focused on integrating personnel, facilities, processes and systems across all functional areas of the organization.

By the end of first quarter of 2021, the Company had implemented approximately $46.0 of annualized cost savings. We continue to be diligently focused on generating additional cost savings from the Merger and to date have realized such savings through eliminating KLXE's legacy corporate headquarters in Wellington, Florida, rationalizing associated corporate functions to Houston, and capturing operational synergies in the areas of personnel, facilities and rolling stock.

During the first quarter of 2021, we consolidated corporate offices in Houston, Texas and identified $4.4 of additional annualized fixed cost savings associated with headcount, facilities, changes to management processes and reduction in the size of the Board from nine directors to seven directors. These cost savings were fully implemented by the end of the second quarter and were completely realized during the third quarter.

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

We work with our customers to provide engineered solutions across the lifecycle of the well by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ challenging service needs, including their most technically complex extended reach horizontal wells. We believe future revenue growth opportunities will continue to be driven by increases in the number of new customers served and the breadth of services we offer to existing and prospective customers.

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

We invest in innovative technology and equipment designed for modern production techniques that increase efficiencies and production for our customers. North American unconventional onshore wells are increasingly characterized by extended lateral lengths, tighter spacing between hydraulic fracturing stages, increased cluster density and heightened proppant loads. Drilling and completion activities for wells in unconventional resource plays are extremely complex, and downhole challenges and operating costs increase as the complexity and lateral length of these wells increase. For these reasons, exploration and production ("E&P") companies with complex wells increasingly prefer service providers with the scale and resources to deliver best-in-class solutions that evolve in real-time with the technology used for extraction. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well.

We endeavor to continue to build a next generation oilfield services company in terms of management controls, processes and operating metrics, and have driven these processes down through the operating management structure in every region, which we believe differentiates us from many of our competitors. This allows us to offer our customers in all of our geographic regions discrete, comprehensive and differentiated services that leverage both the technical expertise of our skilled engineers and our in-house research and development team.

Depreciation and Amortization

The Company changed its presentation of depreciation and amortization expense in the first quarter of 2021. Depreciation and amortization expense is presented separately from cost of sales and selling, general, and administrative expenses. Prior period results have been reclassified to conform with current presentation.

During the quarter, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to 1 - 3 years, resulting in approximately $0.2 of incremental monthly depreciation on a prospective basis.

Segment Reporting

During the third quarter of 2020, the Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the

Company’s total corporate overhead costs were allocated and reported within each reportable segment. Starting in the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 14 to the condensed consolidated financial statements for additional information. As a result of the change in presentation, the total corporate overhead costs allocated for the three and nine months ended October 31, 2020 to the Company’s three reportable segments decreased by $11.4 and $13.7, respectively.

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

On September 3, 2021, the Board of the Company adopted the Fourth Amended and Restated Bylaws of the Company, effective as of such date, to change the Company’s fiscal year-end from January 31 to December 31, effective beginning with the year ended December 31, 2021. As a result, the Company’s current fiscal year 2021 will be shortened from 12 months to 11 months and end on December 31, 2021. The Company is undertaking this change in an effort to normalize our fiscal year-end and improve comparability with our peers.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. Market demand for our services during 2020 was challenged due to the novel coronavirus ("COVID-19") pandemic and macro supply and demand concerns. While the extent and duration of the continued global impact of the COVID-19 pandemic is unknown, economic activity has increased from the April 2020 lows, and signs of a potential global economic recovery in fiscal 2021 have emerged, driven by the rollout of COVID-19 vaccines, fiscal and monetary stimulus policies, and pent-up demand for goods and services.

Despite the market headwinds experienced in 2020, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA. See "How We Evaluate Our Operations" for additional information. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing streamlining initiatives.

In February of 2021, we experienced a material slow down due to the unprecedented Winter Storm Uri, the costliest winter storm in U.S. history. As a result of the storm conditions, our customers shut-in wells and delayed work, causing us at least seven days of lost revenue, primarily in the Permian and the Mid-continent regions.

So far in fiscal 2021, West Texas Intermediate ("WTI") prices have increased an incremental 16.4% from May 1 to July 31 and another 12.9% from July 31 to October 31. In response, the United States has continued to increase drilling and completion activity levels relative to where the market exited 2020. As of October 31, 2021, U.S. rig count was up to 544, an increase of 11.5% since July 31, 2021. Additionally, we have continued to see U.S. shale operators consolidate within certain basins, particularly the Permian and Rocky Mountains, and many public operators have announced that they are targeting oil and gas production at the end of 2021 to be consistent with production levels at year end 2020.

We saw a meaningful increase in overall activity throughout the first three quarters of 2021, as commodity prices have reached levels last seen in 2014. Looking ahead to the remainder of fiscal 2021, provided that the impact of the COVID-19 pandemic lessens, economic activity continues to increase, and commodity prices remain strong, we expect to experience further increases in activity and corresponding improvements in the price of our products and services.

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

We believe our operating cost structure is now materially lower than during historical financial reporting periods and the realization of the $50.4 of cost synergies associated with the Merger has further reduced our cost structure and afforded us greater flexibility to respond to changing industry conditions. The implementation of integrated, company-wide management information systems and processes provides more transparency to current operating performance and trends within each market where we compete and helps us more acutely scale our cost structure and pricing strategies on a market-by-market basis. The potential for further cost savings remains as we continue to refine and optimize the business moving forward. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

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

The measures we believe most effective to achieve the above stated goals include:

•Revenue

•Adjusted Earnings before interest, taxes, depreciation and amortization ("Adjusted EBITDA"): Adjusted EBITDA is a supplemental non-Generally Accepted Accounting Principles financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net earnings or cash flows as determined by Generally Accepted Accounting Principles ("GAAP"). We define Adjusted EBITDA as net earnings (loss) before interest, taxes, depreciation and amortization, further adjusted for (i) goodwill and/or long-lived asset impairment charges, (ii) stock-based compensation expense, (iii) restructuring charges, (iv) transaction and integration costs related to acquisitions and (v) other expenses or charges to exclude certain items that we believe are not reflective of ongoing performance of our business.

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

Results of Operations
Three Months Ended October 31, 2021 Compared to Three Months Ended October 31, 2020

Revenue. The following is a summary of revenue by segment:

	Three Months Ended
	October 31, 2021	October 31, 2020	% Change
Revenue:
Rocky Mountains	$36.5	$18.2	100.5%
Southwest	45.8	24.8	84.7%
Northeast/Mid-Con	56.7	27.9	103.2%
Total revenue	$139.0	$70.9	96.1%

For the quarter ended October 31, 2021, revenues were $139.0, an increase of $68.1, or 96.1%, as compared with the prior year period. Rocky Mountains segment revenue increased by $18.3, or 100.5%, Southwest segment revenue increased $21.0, or 84.7%, and Northeast/Mid-Con segment revenue increased by $28.8, or 103.2%. The increases in all three operating segments were driven by a combination of increased pricing for the Company's products and services as well as increased activity. In the current quarter, rig count increased to 544, by 248 or 84% as compared to the same period of the prior year. This was driven by an increase in production activity across all three of our operating segments. Additionally, pricing has increased materially across most of our product service lines as compared to the same period of the prior year.

On a product line basis, drilling, completion, production and intervention services contributed approximately 27.8%, 48.8%, 14.0% and 9.4%, respectively, to revenue for the three months ended October 31, 2021 and 21.6%, 43.9%, 10.6% and 24.0%, respectively, for the three months ended October 31, 2020. The most significant contribution to the increase came from drilling, which increased by $23.4, or 152.9%, due to the directional drilling service revenues acquired in the Merger with QES. Completion, production and intervention services revenues changed by approximately $36.6 or 117.7%, $12.0 or 160.0% and $(3.9) or (22.9)%, respectively, as compared to the same period in the prior year.

Cost of sales. For the quarter ended October 31, 2021, cost of sales were $120.7, or 86.8% of revenues, as compared to the prior year period of $65.6, or 92.5% of revenues. Cost of sales as a percentage of revenues decreased primarily due to the improvement in pricing discussed above, which has more than offset cost pressures related to labor and supply chain.

Selling, general and administrative expenses. For the quarter ended October 31, 2021, selling, general and administrative (“SG&A”) expenses were $14.8, or 10.6% of revenues, as compared with $14.1, or 19.9% of revenues, in the prior year period. Decrease in SG&A as a percentage of revenues was driven primarily by the improvement in pricing discussed above. Additionally, SG&A expenses for the quarter ended October 31, 2020, included $2.7 of merger and integration costs.

Operating loss. The following is a summary of operating income (loss) by segment:

	Three Months Ended
	October 31, 2021	October 31, 2020	% Change
Operating loss:
Rocky Mountains	$(1.7)	$(4.6)	63.0%
Southwest	(4.1)	(9.3)	55.9%
Northeast/Mid-Con	1.7	(5.1)	133.3%
Corporate and other(1)	(6.3)	(11.4)	44.7%
Total operating loss(1)	$(10.4)	$(30.4)	65.8%
(1) Includes reduction in bargain purchase gain of $2.4 during the three months ended October 31, 2020.

For the quarter ended October 31, 2021, operating loss was $10.4 compared to operating loss of $30.4 in the prior year period, due to above increases in activity and improvements in pricing, along with synergies implemented related to integration of the Merger and consolidating operating facilities and headcount. Additionally, operating loss for Corporate and other for the quarter ended October 31, 2020 includes $2.4 of a non-recurring reduction in bargain purchase gain.

Results improved in all segments compared to prior year period, as Rocky Mountains segment operating loss was $1.7, Southwest segment operating loss was $4.1, and Northeast/Mid-Con segment operating income was $1.7 for the three months ended October 31, 2021, in each case primarily driven by increased activity due to higher rig count, improved pricing, and a reduced cost structure driven by successful integration of the QES business.

Income tax expense. For the quarter ended October 31, 2021, income tax expense was $0.2, which was consistent with the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances, which prevents the Company from recording such benefit.

Net loss. For the quarter ended October 31, 2021, net loss was $18.8, as compared to $38.3 in the prior year period, due to above-mentioned increase in activity as well as improvements in pricing.

Results of Operations
Nine Months Ended October 31, 2021 Compared to Nine Months Ended October 31, 2020

Revenue. The following is a summary of revenue by segment:

	Nine Months Ended
	October 31, 2021	October 31, 2020	% Change
Revenue:
Rocky Mountains	$94.4	$70.1	34.7%
Southwest	126.8	53.4	137.5%
Northeast/Mid-Con	120.5	66.6	80.9%
Total revenue	$341.7	$190.1	79.7%

For the nine months ended October 31, 2021, revenues were $341.7, an increase of $151.6, or 79.7%, as compared with the prior year period. Rocky Mountains segment revenue increased by $24.3, or 34.7%, Southwest segment revenue increased $73.4, or 137.5%, and Northeast/Mid-Con segment revenue increased by $53.9, or 80.9%. The increases in all three operating segments were driven by a combination of increased pricing for the Company's products and services as well as increased activity. In the current quarter, rig count increased to 544, by 248 or 84% as compared to the same period of the prior year. This was driven by an increase in production activity across all three of our operating segments. Additionally, pricing has increased materially across most of our product service lines as compared to the same period of the prior year.

On a product line basis, drilling, completion, production and intervention services contributed approximately 27.9%, 47.9%, 14.1% and 10.1%, respectively, to revenue for the nine months ended October 31, 2021 and 14.2%, 48.6%, 14.3% and 22.9%, respectively, for the nine months ended October 31, 2020. The most significant contribution to the increase came from drilling, which increased by $68.5, or 254.6%, due to the directional drilling service revenues acquired in the Merger with QES. Completion, production, and intervention services revenues changed by approximately $71.4 or 77.3%, $20.9 or 76.8% and $(9.2) or (21.1)%, respectively, as compared to the same period in the prior year.

Cost of sales. For the nine months ended October 31, 2021, cost of sales were $308.5, or 90.3% of revenues, as compared to the prior year period of $180.5, or 95.0% of revenues. Cost of sales as a percentage of revenues decreased primarily due to the improvement in pricing discussed above, which has more than offset cost pressures related to labor and supply chain.

Selling, general and administrative expenses. For the nine months ended October 31, 2021, SG&A expenses were $44.1, or 12.9% of revenues, as compared with $69.6, or 36.6% of revenues, in the prior year period. Decreases in SG&A expense and SG&A as a percentage of revenues were driven by the improvement in pricing discussed above. Additionally, SG&A expenses for the nine months ended October 31, 2020, included $28.9 of merger and integration costs.

Operating loss. The following is a summary of operating loss by segment:

	Nine Months Ended
	October 31, 2021	October 31, 2020	% Change
Operating loss:
Rocky Mountains	$(11.1)	$(45.3)	75.5%
Southwest	(15.3)	(114.6)	86.6%
Northeast/Mid-Con	(8.9)	(105.2)	91.5%
Corporate and other	(20.9)	(13.7)	(52.6)%
Total operating loss(1)	$(56.2)	$(278.8)	79.8%
(1) Includes bargain purchase gain of $38.7 during the nine months ended October 31, 2020.

For the nine months ended October 31, 2021, operating loss was $56.2 compared to operating loss of $278.8 in the prior year period, due to a decrease in impairment and other charges from $213.1 in 2020 to $0.8 in 2021, as well as due to above increases in activity and improvements in pricing, along with synergies implemented related to integration of the Merger and consolidating operating facilities and headcount.

Results improved in all segments compared to the prior year period, as Rocky Mountains segment operating loss was $11.1, Southwest segment operating loss was $15.3, and Northeast/Mid-Con segment operating loss was $8.9 for the nine months ended October 31, 2021, in each case primarily driven by lower impairment and other charges as well as higher rig count and improved pricing.

Income tax expense. For the nine months ended October 31, 2021, income tax expense was $0.4, as compared to income tax expense of $0.3 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances, which prevents the Company from recording such benefit.

Net loss. For the nine months ended October 31, 2021, net loss was $80.6, as compared to $301.8 in the prior year period, primarily due to a decrease in impairment and other charges from $213.1 in 2020 to $0.8 in 2021, along with above-mentioned increase in activity as well as improvements in pricing.
Liquidity and Capital Resources

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders and borrowings under the Company’s senior secured credit agreement dated August 10, 2018 ("ABL Facility") and cash flows from operations. At October 31, 2021, we had $40.8 of cash and cash equivalents and total $40.0 available and net $30.0 available after $10.0 fixed charge coverage ratio ("FCCR") holdback on the October 31, 2021 ABL Facility Borrowing Base Certificate, which resulted in a total liquidity position of $80.8 and a net liquidity position of $70.8.

Our cash flow used in operations for the nine months ended October 31, 2021 was approximately $43.2 as compared to approximately $35.8 used in operations for the same period in 2020. In response to declining customer activity and commodity price instability, in the third quarter of 2020 we implemented actions to achieve our previously announced annualized run-rate cost synergies. By the end of first quarter of 2021, the

Company implemented approximately $46.0 of annualized cost savings and also identified and actioned an additional $4.4 of annualized cost savings. However, there is no certainty that cash flow will improve or that we will have positive operating cash flow for a sustained period of time. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. The COVID-19 pandemic and the related significant decrease in the price of oil resulted in a decrease in demand for our services in the last part of the first quarter through the third quarter of 2020. We started to see a moderate increase in overall activity throughout the first three quarters of 2021, which we expect to continue into the remainder of the fiscal year. Additionally, should our customers experience financial distress due to the current market conditions, they could default on their payments owed to us, which would affect our cash flows and liquidity. As of October 31, 2021, we have $5.0 of trade accounts receivable reserved for customers in bankruptcy, primarily related to Magellan. See Part II, Item 1 "Legal Proceedings" for more information regarding the amount due from Magellan.

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

At October 31, 2021, we had $40.8 of cash and cash equivalents. Cash on hand at October 31, 2021 decreased by $6.3, as compared with $47.1 cash on hand at January 31, 2021 as a result of $43.2 of cash used in operating activities offset by $6.2 of cash provided by investing activities and $30.7 of cash provided by financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Nine Months Ended
	October 31, 2021	October 31, 2020
Net cash used in operating activities	$(43.2)	$(35.8)
Net cash provided by (used in) investing activities	6.2	(10.3)
Net cash provided by financing activities	30.7	2.4
Net change in cash	(6.3)	(43.7)
Cash balance end of period	$40.8	$79.8

Net cash used in operating activities

Net cash used in operating activities was $43.2 for the nine months ended October 31, 2021, as compared to $35.8 for the nine months ended October 31, 2020. The decrease in operating cash flows was primarily attributable to working capital investments associated with increased accounts receivable from associated increased revenue and utilization.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $6.2 for the nine months ended October 31, 2021, as compared to net cash used in investing activities of $10.3 for the nine months ended October 31, 2020. The increase in investing cash flows for the nine months ended October 31, 2021 was primarily driven by sales of facilities, trucks and other idle assets resulting from cost reduction initiatives, as well as lost-in-hole tools billed to customers as a result of increased activity.

Net cash provided by financing activities

Net cash provided by financing activities was $30.7 for the nine months ended October 31, 2021, compared to $2.4 for the nine months ended October 31, 2020. During the nine months ended October 31, 2021, borrowings under the ABL facility were $30.0 and proceeds from stock issuance, net of costs were $4.8, offset by $1.8 paid on financed payables, $2.0 paid on capital lease obligations, and $0.3 paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.

Financing Arrangements

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to the London Interbank Offered Rate (“LIBOR”) (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. There was $30.0 outstanding under the ABL Facility as of October 31, 2021. Total letters of credit outstanding under the ABL Facility were $5.0 at October 31, 2021. The effective interest rate under the ABL Facility was approximately 4.75% on October 31, 2021. Accrued interest as of October 31, 2021 was $0.3.

Financial Services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, that are being phased out imminently. This phasing out will have an impact on the ABL Facility that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which currently has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement. See Note 2 for further discussion of upcoming changes from LIBOR to Term SOFR.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the nine months ended October 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of October 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of October 31, 2021.

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Notes") offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of October 31, 2021 was $244.6. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of October 31, 2021 was $14.4.

Capital Requirements and Sources of Liquidity

Our capital expenditures were $7.5 during the nine months ended October 31, 2021, compared to $11.1 in the nine months ended October 31, 2020. We expect to incur a total between $9.0 to $11.0 in capital expenditures for the year ending December 31, 2021, based on current industry conditions. This is more than a 30% reduction from the previous range of $14.0 to $16.0, partially driven by the change in year-end. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and

Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives. We expect to fund future capital expenditures from cash on hand, the ABL Facility availability, Equity Distribution Agreement (defined below) and cash flow from operations. We have total funds available of $40.0 and net funds available of $30.0, after $10.0 FCCR holdback, as of October 31, 2021, from our $100.0 ABL Facility (under which the amount of availability depends in part on a borrowing base tied to the aggregate amount of our accounts receivable and inventory satisfying specified criteria and our compliance with a minimum fixed charge coverage ratio).

Our ability to satisfy our liquidity requirements depends on our future operating performance, which is affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, and financial and business and other factors, many of which are beyond our control. We believe based on our current forecasts, our cash on hand, the ABL Facility availability, the Equity Distribution Agreement (defined below), together with our cash flows, will provide us with the ability to fund our operations, meet our debt service obligations, and make planned capital expenditures for at least the next 12 months. However, we can make no assurances regarding our ability to achieve our forecasts, which are materially dependent on our financial performance and demand for our services.

The Company also continues to assess various sources and options including public and private financings to bolster its liquidity and believes that, given current market conditions, it has opportunities to do so, however, there are no guarantees regarding these future financings.

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

During the three and nine months ended October 31, 2021, the Company sold 1,070,000 and 1,130,216 shares of Common Stock, respectively, for gross proceeds of approximately $4.9 and $5.5, respectively, and paid legal and administrative fees of $0.1 and $0.7, respectively.

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

Lease Commitments

The Company finances its use of certain facilities and equipment under committed lease arrangements provided by various institutions. Since the terms of these arrangements meet the accounting definition of operating lease arrangements, the aggregate sum of future minimum lease payments is not reflected on the consolidated balance sheets. At October 31, 2021, future minimum lease payments under these arrangements approximated $69.6 of which $30.1 is related to long-term real estate leases and $23.5 is related to long-term coiled tubing unit leases.

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

In connection with the preparation of this Quarterly Report for the quarter ended October 31, 2021, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of October 31, 2021.

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's ("Underwriters") to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense Policy. On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that certain blowout related expenses fall outside of policy coverage. On March 30, 2021,

Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. We expect that the trustee will continue to pursue claims against Underwriters as well as preference and other claims to maximize the value of the Chapter 7 estate for the benefit of trade creditors. During the year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended October 31, 2021:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
August 1, 2021 - August 31, 2021	—	$—	—	$48,859,603
September 1, 2021 - September 30, 2021	—	$—	—	$48,859,603
October 1, 2021 - October 31, 2021	—	$—	—	$48,859,603
Total	—		—
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

3.1
Amended and Restated Certificate of Incorporation of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc.’s Quarterly Report on Form 10-Q, filed on September 8, 2020, File No. 001-38609).

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

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President and Chief Executive Officer

Date: December 10, 2021

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: December 10, 2021

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: December 10, 2021