Form 10-KT
period 2021-12-31
KLX Energy Services Holdings, Inc.
filed 2022-03-14
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☐	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended
OR

☒	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from February 1, 2021 to December 31, 2021

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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒
As of June 30, 2021, the aggregate market value of the registrant’s common stock held by non‑affiliates was approximately $54.9 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The registrant has one class of common stock, $0.01 par value, of which 10,478,887 shares were outstanding as of March 9, 2022.
DOCUMENTS INCORPORATED BY REFERENCE:

Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on June 1, 2022, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2021, are incorporated by reference in Part III.

KLX Energy Services Holdings, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward‑looking statements to encourage companies to provide prospective information to investors. This Transition Report on Form 10‑K (this “Form 10‑K”) includes forward‑looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward‑looking statements include all statements that are not historical in nature or are not current facts. When used in this Transition Report on Form 10-K, the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could,” “will” or the negative of these terms or similar expressions are intended to identify forward‑looking statements, although not all forward-looking statements contain such identifying words.

These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward‑looking statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the "SEC"), in particular those discussed under “Item 1A. Risk Factors,” as well as “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Transition Report on Form 10‑K, including the following factors:

•the extraordinary market environment and impacts resulting from the novel coronavirus ("COVID-19") pandemic;
•increased volatility in national and global crude oil demand and crude oil prices;
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
•limitations originating from our organizational documents, debt instruments and U.S. federal income tax obligations may impact our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock;
•general economic conditions;
•our credit profile and our ability to renew or refinance our indebtedness;
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

In light of these risks and uncertainties, you are cautioned not to put undue reliance on any forward-looking statements in this Transition Report on Form 10-K. These statements should be considered only after carefully reading this entire Transition Report on Form 10-K. Except as required under the federal securities laws and rules and regulations of the SEC, we undertake no obligation to publicly update or revise any forward-looking statements, whether as a result of new information, future events or otherwise. Additional risks that we may currently deem immaterial or that are not presently known to us could also cause the forward-looking events discussed in this Transition Report on Form 10-K not to occur.

All forward-looking statements, expressed or implied, included in this Transition Report on Form 10-K are expressly qualified in their entirety by this cautionary statement. This cautionary statement should also be considered in connection with any subsequent written or oral forward-looking statement that we or persons acting on our behalf may issue.

RISK FACTOR SUMMARY
Below is a summary of the material risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Item 1A “Risk Factors” and should be carefully considered, together with other information in this Transition Report on Form 10-K, before making investment decisions regarding our common stock.

•Our business depends on domestic capital spending by the oil and natural gas industry and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.
•The volatility of oil and natural gas prices may adversely affect the demand for our services and negatively impact our results of operations.
•The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.
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
•Our past acquisition activity, including the merger with Quintana Energy Services Inc. (“QES”), and any future acquisitions may not be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
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
•We have substantial indebtedness, and efforts to refinance our indebtedness may or may not be successful, which could adversely impact our business, financial condition and results of operations.
•Our significant level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities. The indenture that governs the Senior Notes and the credit agreement that governs the ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.
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
•Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy, which could result in increased operating and capital costs for us and our customers, limit the areas in which oil and gas production may occur and reduce demand for the products and services we provide.
•Increasing attention to environmental, social and governance ("ESG") matters may impact our business.
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

Transition Period

On September 3, 2021, our Board of Directors ("Board" or "Board of Directors") approved a change in our fiscal year end from January 31 to December 31, effective beginning with the eleven-month period ended December 31, 2021. In this Transition Report on Form 10-K, references to “fiscal year” refer to twelve-month years ending January 31. References in this report to “transition period” refer to the eleven-month period ended December 31, 2021.

Company Overview

Except as otherwise indicated or unless the context otherwise requires, “KLX Energy Services,” “KLXE,” “we,” “us” and “our” refer to KLX Energy Services Holdings, Inc. and its consolidated subsidiaries.

KLX Energy Services is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. KLXE was initially formed from the combination and integration of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. We were incorporated in Delaware on June 28, 2018, and on September 14, 2018, we completed our spin-off from KLX Inc. and became an independent, publicly traded company. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" for more details of our acquisitions since becoming a publicly traded company, including our 2020 acquisition of QES.

We deliver mission critical oilfield services to primarily independent major oil and gas companies focused on drilling, completion, production and intervention activities for the most technically demanding wells from over 60 service facilities located in the United States. Our primary services include directional drilling, coiled tubing, thru tubing, hydraulic frac rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing, pressure pumping and well control services. Our primary rentals and products include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, dissolvable plugs, composite plugs and accommodation units. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville).

Our proprietary products and specialized services are supported by technically skilled personnel and a broad portfolio of innovative in-house research and development (“R&D”), manufacturing, repair and maintenance capabilities. We work with our customers to provide engineered solutions across the entire lifecycle of the well, by streamlining operations, reducing non-productive time and developing cost-effective solutions and customized tools for our customers’ most challenging service needs, which include technically complex unconventional wells requiring extended reach horizontal laterals with greater completion intensity per well. We believe long-term revenue growth opportunities will continue to be driven by increases in the number of new customers served and the breadth of services we offer to existing and prospective customers. See Item 7. "Management's Discussion and Analysis of Financial Condition and Results of Operations" for more details about our complementary suite of our targeted services and engineered solutions.

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

Industry Overview

The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, technological advances, well completions, workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels and our customers’ capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local weather, transportation and consumption patterns. Global supply and demand factors will likely continue to result in commodity price volatility, similar to that experienced in 2021.

During the first quarter of 2020, the emergence of COVID-19, and the global pandemic caused thereby, placed significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures and causing the continued acceleration of upstream oil and gas bankruptcies. In response, OPEC, coupled with production curtailment and a drop in hydraulic fracturing activity amongst North America operators, removed significant oil supply from and eased pressure on the market. During the second half of 2021, measures to prevent the spread of COVID-19 were relaxed and economic activity started increasing, albeit at an uneven pace. This led to an increase in activity for the industry, as evidenced by a higher rig count and WTI prices through the end of our transition period. The industry has seen a significant rebound since the emergence of the pandemic, including in early 2022, as a result of the ongoing conflict in Ukraine. For more information, see “Risk Factors” in Item 1A of Part I and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Outlook” in Item 7 of Part II of this Transition Report on Form 10-K.

Products and Services

The principal high value-added services and related tools and equipment we offer to support our customers throughout the lifecycle of the well include drilling, completions, production and well intervention services and products in each of our geographic reporting segments.

Drilling: We provide directional drilling and associated drilling support services, including accommodations packages, to exploration and production ("E&P") companies in many of the most active areas of onshore oil and natural gas developments in the United States, including all active U.S. oil and natural gas basins with level 1 facilities in Appalachian Mountain, Gulf Coast, Mid-Continent, West Texas and Rocky Mountain regions.

Our drilling activities are comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning, site supervision, accommodation rentals and other drilling rentals, which assist customers in the drilling and placement of complex directional and horizontal wellbores. These directional drilling activities utilize in-house positive pulse and electromagnetic measurement-while-drilling ("MWD") communication options to ensure accurate and timely delivery of data transmission for all real-time drilling applications as well as logging-while-drilling capabilities.

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

As of December 31, 2021, our market share of the U.S. onshore drilling market was 8.4%, as compared to 8.2% as of January 31, 2021. We intend to continue to re-deploy additional directional drilling capacity into 2022, as market conditions warrant.

Completion: Our completions activities are focused on services that help our customers complete and stimulate extended reach horizontal laterals and more technical wellbores. We are highly experienced in safely servicing deep, high-pressure, high-temperature wells in all of the most active onshore basins in the United States and provide premium perforating services for both wireline and tubing-conveyed applications. We believe we offer best-in-class service execution at the wellsite and innovative downhole technologies, positioning us to benefit from our ability to service technically complex wells where the potential for increased operating leverage is high due to the large number of stages per well. This is in addition to our customer-centered focus on execution rather than price.

Our completions activities include a wide range of services:
•coiled tubing and nitrogen services;
•pressure control products and services;
•wellhead and hydraulic fracturing rental products and services;
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

As of December 31, 2021, we had a fleet of 39 coiled tubing units, 24 of which are large diameter coiled tubing units, across our geographical regions. Over time, when the industry recovers, we anticipate that our investments in large diameter coil tubing spreads will allow us to increase our share of spend as the large diameter coil tubing pulls through asset light services such as flowback and testing services, thru-tubing and pressure control services, while leveraging our recently enhanced cost structure.

Last year we continued to optimize the quality and performance of our magnesium alloy based line of dissolvable hydraulic fracturing plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional hydraulic fracturing plug but without the need for bottom hole intervention for removal. KLXE dissolvable plugs have been deployed successfully across all major U.S. oil and natural gas basins in now more than 870 wells by more than 60 customers. Our plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 300 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

The Company has 83 wireline units in the fleet and 38, or 46%, are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with high quality pump down services. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers.

We offer a full line of valves and corresponding services to assist clients with their pressure control needs during hydraulic fracturing operations. These valves are assembled in predetermined configurations based on customer preference and installed on the wellhead to control flow and pressure during hydraulic fracturing operations. We own a large, young line of valves serving the North American onshore oil and gas market. We have enhanced our hydraulic fracturing valve fleet line through the internal development of next generation technology, including our proprietary, patent pending hydraulic fracturing relief valve (“FRV”). Introduced in 2016, the FRV was built and designed to replace older “pop-off” systems. When tied into a hydraulic fracturing core (pumps), the FRV gives customers a safer and more reliable method for relieving surface pressure in the event of an unforeseen overpressure event. By doing this, we believe we minimize operational risk, as well as greatly reduce health, safety and environmental (“HSE”) concerns that are associated with hydraulic fracturing operations.

Additional technologies that we currently deploy on behalf of our customers include our (i) patented flotation collar, which assists customers in getting completion casing to the bottom of extended reach wells when friction prevents getting casing to depth, (ii) proprietary internal pressure actuated ("IPA") toe sleeve, which allows customers a consistent and reliable hydraulic fracturing initiation sleeve at the toe of the completion, (iii) composite hydraulic fracturing plug, a flow control device that is set in the wellbore at given intervals to divert fluid into the formation, and (iv) dissolvable plugs.

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

We believe our proprietary production tool portfolio creates a distinct competitive advantage for us in selling our production services. Key downhole production tools that we have developed and deployed with strong customer adoption include:

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

We support our intervention group with a portfolio of tools consisting of patented and other proprietary technologies. Recent innovations currently deployed in the field include our: (i) DXD Venturi Tool; (ii) HAVOK PDC Bearing Section; (iii) Hydraulic By-Pass Tool; and (iv) Drill Mate (Mechanical By-Pass Valve). These tools were designed to improve upon conventional technology used by our competitors.

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

Drill Mate (Mechanical By-Pass Valve)—The patented Drill Mate is a downhole tool that was developed to give customers a way to mechanically by-pass fluid during drill out or clean out operations. The tool is a two-piece system that opens and closes based upon the amount of weight being set on the mill or bit. During bottom milling with the tool, the tool is in the closed position, putting 100% of the flow through the motor bottomhole assembly ("BHA"). As weight is removed from the mill or bit either by milling through the obstruction or picking up off bottom, the tool strokes open, thereby exposing by-pass ports that divert fluid through them. At this point, a customer can increase the amount of fluid being pumped through the BHA to assist in debris removal. This increase in fluid rate does not affect the life of the motor as the additional fluid is by-passed through the Drill Mate tool.

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to major, large independent and regional oil and natural gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 740 customers within North America. Revenues from our five largest customers collectively represented approximately 19% of our revenues for the transition period ended December 31, 2021. No single customer accounted for more than 10% of our revenues during the transition period.

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

Competition

The markets in which we operate are highly competitive. We compete on a number of factors including performance, safety, quality, reliability, service, price, response time and, a growing breadth of services and products. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. To be successful, a company must provide services that meet the specific needs of oil and natural gas E&P companies and drilling, completions, production and intervention service contractors at competitive prices. We provide our services across the United States and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies.

Our major competitors include Schlumberger, Baker Hughes, Halliburton, RPC, Nine Energy Services, Phoenix Technology Services, Scientific Drilling International, NexTier, Liberty Oilfield Services, Ranger Energy Services, Key Energy Services, and STEP Energy Services.

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

Suppliers and Procurement

We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment and, as of December 31, 2021, no single supplier accounted for more than 10% of our total supply and procurement costs. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Customer Service

We are highly differentiated in each of the geographic markets that we serve with our services and associated product offerings. This is achieved by providing targeted, complementary services and related products and being responsive to our customers with both quality, as measured by the industry-standard non-productive time ("NPT"), and timely responses to requests. The key elements include:

•24-hours a day, seven days a week operations;
•recognized industry leading technicians in our principal service and product lines;

•responsiveness to our customers’ requirements for ready-to-deploy American Petroleum Institute ("API") certified equipment and a “can do” philosophy;
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

We maintain a risk management program that covers operating hazards, including products and completed operations, property damage and personal injury claims as well as certain limited environmental claims. Our risk management program includes primary, umbrella and excess umbrella liability policies in excess of $75.0 per occurrence, including sudden and accidental pollution claims. We believe that our insurance is sufficient to cover property and casualty liability claims.

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

The following is a summary of some of the existing laws, rules and regulations, as amended from time to time, to which we are subject.

Hazardous Substances and Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the Environmental Protection Agency (the “EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many E&P wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, efforts have been made from time to time to remove this exclusion and thus it is possible that certain E&P waste now classified as non-hazardous waste and excluded from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our products and services and adversely affect our business.

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

Worker Health and Safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, which establishes requirements to protect the health and safety of workers. The U.S. Occupational Safety and Health Administration ("OSHA") hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities and citizens. The Federal Motor Carrier Safety Administration regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, the federal Bureau of Alcohol, Tobacco, Firearms and Explosives ("ATF") establishes requirements for the safe use and storage of explosives, and the federal Nuclear Regulatory Commission establishes requirements for the protection against ionizing radiation. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with these laws and regulations.

Additionally, OSHA has implemented rules establishing a more stringent permissible exposure limit for exposure to respirable crystalline silica and other provisions to protect employees. These rules require compliance with engineering control obligations to limit exposures to respirable crystalline silica in connection with hydraulic fracturing activities. OSHA and analogous state agencies may continue to propose changes in their regulations regarding workplace exposure to crystalline silica, such as permissible exposure limits and required controls and personal protective equipment. Additionally, the inhalation of respirable crystalline silica is associated with health risks, including the lung disease silicosis. These health risks have been, and may continue to be, a significant issue confronting the hydraulic fracturing industry. Concerns over silicosis and other potential adverse health effects, as well as concerns regarding potential liability from the use of hydraulic fracturing sand, may have the effect of discouraging our customers' use of hydraulic fracturing sand.

Transportation Safety and Compliance

Operating a fleet of over 1,400 vehicles, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (the “DOT”) and analogous state agencies, which requires us to comply with a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for interstate travel, and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices (including for example, changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size) or by reducing the demand for common or contract carrier services or the cost of providing truckload services. Additional regulatory initiatives may be pursued relating to fuel quality, engine efficiency and greenhouse gas (“GHG”) emissions, which could further increase our costs due to truck purchases and maintenance, impairment of equipment productivity, decreases in the residual value of vehicles, unpredictable fluctuations in fuel prices and increases in operating expenses. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads and our increased truck traffic could contribute to deteriorating road conditions in some areas. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations. Moreover, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

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

There continues to be uncertainty on the federal government's applicable jurisdictional reach under the CWA over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers ("Corps") under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to determine the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in January 2021 narrowing federal jurisdictional reach over waters of the United States, President Biden issued an executive order to further review and assess these regulations consistent with the new administration's policy objectives, following which the EPA and Corps announced plans in June 2021 to initiate a new rulemaking process that would repeal the 2020 rule and restore protections that were in place prior to 2015. Although the EPA and Corps did not seek to vacate the 2020 rule on an interim basis, two federal district courts in Arizona and New Mexico have vacated the 2020 rule in decisions announced during the third quarter of 2021. While these district court decisions may be appealed, it is clear that the EPA and Corps intend to adopt a more expansive definition for waters of the United States. As an initial step, the agencies published on December 7, 2021 a proposed rulemaking that would put back into place the pre-2015 definition of "waters of the United States." The proposed rule, if adopted would serve as an interim approach to "waters of the United States" and provide the agency with time to develop a subsequent rule that builds upon the currently proposed rule based, in part, on additional stakeholder involvement. To the extent that any new final rule or rules issued by the EPA and Corps under the Biden Administration expands the scope of the CWA's jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for the Company's operations, which may reduce our customers’ rate of production of oil and gas and reduce the demand for our products and services.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone from 75 to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone and, on December 31, 2020, published notice of a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, this December 2020 final action is subject to legal challenge, and the Biden administration has announced plans to reconsider the December 2020 final action in favor of a more stringent ground-level ozone NAAQS. State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.

The U.S. Congress has not adopted comprehensive climate change legislation but President Biden has made combating climate change arising from GHG emissions a priority under his Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of his regulatory agenda. At the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements.

In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. During 2020, the Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and removed the transmission and storage segments from the source category for certain regulations. However, shortly after taking office in 2021, President Biden issued an executive order calling on the EPA to revisit federal regulations regarding methane and establish new or more stringent standards for existing or new sources in the oil and gas sector, including the transmission and storage segments. The U.S. Congress also passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In response to President Biden's executive order, in November 2021, the EPA issued a proposed rule that, if finalized, would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound ("VOC") emissions in the oil and gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. The EPA plans to issue a supplemental proposal enhancing this proposed rulemaking in 2022 that will contain additional requirements that were not included in the November 2021 proposed rule. The EPA anticipates issuing a final rule before end-of-year 2022.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, there exists the United Nations-sponsored Paris Agreement, which is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties ("COP26"), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States' commitments under the Paris Agreement, COP26, or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States. President Biden has issued several executive orders calling for more expansive action to address climate change and suspend new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. The federal government is appealing the district court decision. Other actions adversely affecting the oil and gas industry that may be pursued by the Biden Administration include limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, potentially eliminating certain tax rules (referred to as subsidies) that benefit the oil and gas industry, and imposing restrictions on pipeline infrastructure. Litigation risks are also increasing as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas exploration and production companies in state or federal court alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Additionally, the Company's access to capital may be impacted by climate change policies. Shareholders and bondholders currently invested in fossil-fuel energy companies are concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices that favor "clean" power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. More recently, in November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services. Furthermore, the SEC has announced that it will propose rules that, amongst other matters, will establish a framework for the reporting of climate risks. However, no such rules have been proposed to date and we cannot predict what any such rules may require. Separately, the SEC has also announced that is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege an issuer's existing climate disclosures misleading or deficient.

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our and our customers’ assets and thus could have an adverse effect on each of our operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or its production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

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

At the federal level, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving the use of diesel fuels and regarding certain wastewater discharges from onshore unconventional oil and gas extraction facilities. Also, the federal Bureau of Land Management under both the Obama and Trump Administrations has in the recent past pursued final rules governing hydraulic fracturing activities on federal lands, but legal action challenging those rules is on-going and their outcome remains uncertain. In late 2016 the EPA released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances.

While the U.S. Congress has from time to time considered but refused to adopt federal regulation of hydraulic fracturing, the Biden Administration has issued executive orders, could issue additional executive orders, and could pursue other legislative and regulatory initiatives that restrict hydraulic fracturing activities on federal lands. For example, President Biden issued an order in January 2021 suspending the issuance of new leases and authorizations, including drilling permits on federal lands and waters for a period of 60 days, and subsequently issued a second order on January 27, 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension but the federal government is appealing the district court decision. Although this suspension, which did not limit existing operations under valid leases and were not applicable to tribal lands that the federal government holds in trust, do not directly affect our operations, they could impose additional hydraulic fracturing limitations on our customers that could ultimately result in decreased demand for our products and services.

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

Seismic Events and Water Availability

In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity, which includes Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to these concerns, regulators in some states have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. Other states, such as Texas and Oklahoma, have also issued orders or other directives, from time to time, requesting or even compelling operators of certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.

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

Employees

As of December 31, 2021, we had approximately 1,520 employees. Approximately 89% of our employees are engaged in operations, quality and purchasing, 4% in sales and marketing and 7% in finance, human resources, IT and general administration. Our employees are not unionized, and we consider our employee relations to be good.

Available Information

Our filings with the SEC, including this Transition Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website, http://www.klxenergy.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained on the SEC’s website, www.sec.gov, which contains reports, proxy statements, information statements, and other information regarding SEC registrants, including KLX Energy Services Holdings, Inc. Information included in or connected to our website is not incorporated by reference in this Transition Report on Form 10-K.

ITEM 1A.	RISK FACTORS

Investing in our common stock involves a high degree of risk. You should carefully consider the information in this Transition Report on Form 10-K, including the matters addressed under “Cautionary Note Regarding Forward-Looking Statements” and the following risks before making an investment decision. If any of the following risks or uncertainties or any other risks or uncertainties of which we are currently unaware actually occur, or if any of our underlying assumptions prove to be incorrect, our business, financial condition and results of operations could be materially adversely affected. The trading price of our common stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.

Our revenues are generated primarily from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. In recent years, the oil and gas industry has experienced significant downturns and volatility. For example, in 2020, low oil and natural gas prices due, in part, to the COVID-19 pandemic, caused a reduction in cash flows for our customers, which had a significant adverse effect on the financial condition of some of our customers. This has resulted in, and may continue to result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows. While oil and gas prices have increased significantly during the transition period and in early 2022, we anticipate oil and natural gas prices will continue to be volatile.

Factors over which we have no control that could affect our customers’ willingness to undertake drilling, completion, production, and intervention spending activities include:

•	the level of prices, and expectations about prices, for oil and natural gas;
•	the level of domestic and global oil and natural gas production;
•	the level of domestic and global oil and natural gas inventories;
•	the availability, pricing and perceived safety of pipeline, trucking, train storage and other transportation capacity;
•	the supply of and demand for oilfield services and equipment;
•	lead times associated with acquiring equipment and availability of qualified personnel;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected rates of decline in production from existing and prospective wells;
•	the discovery rates of new oil and natural gas reserves;

•	any prolonged reduction in the overall level of oil and natural gas E&P activities, whether resulting from changes in oil and natural gas prices or otherwise;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas E&P companies to raise equity capital and debt financing;
•	federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as E&P activities, including public pressure on governmental bodies and regulatory agencies to regulate our industry;
•	moratoriums on drilling activity resulting in a cessation of operation or a failure to expand operations;
•	adverse weather conditions, including rain, tropical storms, hurricanes and severe cold weather, that can affect oil and natural gas operations over a wide area;
•	oil refining capacity;
•	merger and divestiture activity among oil and gas producers;
•	the availability of water resources and suitable proppants in sufficient quantities and on acceptable terms for use in hydraulic fracturing operations;
•	the availability, capacity and cost of disposal and recycling services for used hydraulic fracturing fluids;
•	the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the recent conflict between Russia and Ukraine;
•	worldwide political, military and economic conditions;
•	global or national health pandemics, epidemics or concerns, such as the ongoing COVID-19 pandemic, which reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;
•	actions of OPEC, its members and other state controlled oil companies relating to oil and natural gas price and production levels, including announcements of potential changes to such levels;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;
•	the potential acceleration of development of alternative fuels; and
•	the price and availability of alternative fuels and energy sources.

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

Historically, prices for oil and natural gas have been extremely volatile and are expected to continue to be volatile. During the past five years, West Texas Intermediate ("WTI") has ranged from a low of $(36.98) per Bbl in April 2020 to a high of $119.26 per Bbl in March 2022. As of December 31, 2021, WTI closed at $75.33 per Bbl, a 44.4% increase compared to WTI on January 29, 2021. On March 7, 2022, WTI closed at $119.26 per Bbl.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, price reductions or increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including initiatives introduced by the Biden Administration and resulting energy and environmental policies, war or other military conflict, including an escalation of the conflict between Russia and Ukraine, the impact of the ongoing COVID-19 pandemic, and conditions in the U.S. oil and gas industry and the resulting demand for domestic land oilfield services.

If the prices of oil and natural gas continue to be volatile or decline, our business, financial condition and results of operations may be materially and adversely affected.

The COVID-19 pandemic has had, and is likely to continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The COVID-19 pandemic in the United States and globally, together with significant volatility in commodity prices adversely affected, and may continue to adversely affect, both the price of and demand for crude oil and the continuity of our business operations. In 2020, oil demand significantly deteriorated as a result of the COVID-19 pandemic and corresponding preventative measures taken around the world to mitigate its spread, including “shelter-in-place” orders, quarantines, executive orders and similar government orders and restrictions for their residents to control the spread of COVID-19. The reduction in oil prices and the ongoing effects of the global COVID-19 pandemic resulted in numerous bankruptcies and consolidations of E&P and oilfield services companies and a significant decline in demand and prices for oilfield services during 2020. In response, we have taken, and, despite the recent increase in oil prices in early 2022, are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce adjustments and ongoing cost savings initiatives.

Additionally, in an effort to minimize the spread of COVID-19, we and our customers have implemented various worksite restrictions in order to minimize contact among personnel. Certain travel restrictions and flight cancellations have also slowed personnel travel and equipment delivery to certain customer locations.

A recession or long-term market correction resulting from the COVID-19 pandemic could in the future further materially affect the value of our common stock, affect our access to capital and affect our business in the near and long-term. The borrowing base of our $100.0 senior secured asset-based lending facility (the “ABL Facility”) is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services. In addition, if our customers experience financial distress due to the current market conditions, they could default on their payments owed to us and create a credit risk on collecting receivables.

The COVID-19 pandemic and its related effects continue to evolve. The ultimate extent of the impact of the COVID-19 pandemic and any other future pandemic on our business will depend on future developments, including, but not limited to, the nature, duration and spread of the disease, the vaccination rollout and responsive actions to stop its spread or address its effects and the duration, timing and the severity of the related consequences on commodity prices and the economy more generally, including any recession resulting from the pandemic. Any extended period of depressed commodity prices or general economic disruption as a result of a pandemic would adversely affect our business, financial condition and results of operations.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

The reduction in oil prices in 2020 and the ongoing effects of the global COVID-19 pandemic created a significant decline in demand and prices for oilfield services during the fiscal year ended January 31, 2021. During the transition period and in early 2022, oil prices experienced a significant increase; however, the industry still has not fully recovered, and is currently still at a lower rig count than before the COVID-19 pandemic. We cannot assure you these conditions will not continue to exist throughout 2022. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers. A prolonged period of economic slowdown and/or recession in the United States, particularly if coupled with a prolonged slowdown in the E&P industry, would materially and adversely impact our business, financial condition and results of operations.

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

Our future results may be impacted by the uncertainty caused by an economic downturn, public health crises, geopolitical issues, including the recent conflict between Russia and Ukraine, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that may negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders.

Over the past several years, an increasing number of E&P companies increased their focus on generating free cash flow; as a result, if oil prices drop or spending for activities exceeds amounts budgeted earlier in their fiscal years, many E&P companies will sharply curtail spending, which negatively impacts demand for our services. This practice has been commonly referred to as “budget exhaustion” in the industry. The lack of notice of budget exhaustion negatively impacts our hiring practices and operating efficiencies.

We may be unable to maintain existing prices or implement price increases on our services.

Our ability to maintain our existing prices or to implement price increases depends on our customers’ ability and willingness to pay such prices. As a result, and given the volatility in the market, we may not be successful in maintaining our existing prices or, in the future, implementing price increases. An increase in commodity prices and the ongoing recovery from the COVID-19 pandemic resulted in a significant increase in demand and prices for our services in the transition period ended December 31, 2021, however, we cannot predict the ultimate magnitude or duration of the volatility in oil and gas prices and the ongoing COVID-19 pandemic on the prices we charge. Any inability to maintain our pricing or to increase our pricing from reduced levels could have a material adverse effect on our business, financial condition and results of operations.

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

Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the transition period ended December 31, 2021, no single customer accounted for more than 10% of our revenues. Our top five customers for the transition period ended December 31, 2021 together accounted for approximately 19% of our revenues. A reduction in purchases of our products and services by, or the loss of, one of our larger customers for any reason, such as the current industry conditions and economic downturn, insolvency of a customer, decreased production, changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, or failure to adequately service our clients, could have a material adverse effect on our business, financial condition and results of operations.

We may be unable to effectively and efficiently manage our equipment fleet as we expand our business, which could have an adverse effect on our business, financial condition and results of operations.

We have substantially expanded the size, scope and nature of our business through past mergers and acquisitions, resulting in an increase in the breadth of our product offerings and an expansion of our business geographically. Business expansion places increasing demands on us to increase the inventories that we carry and/or our equipment fleet. We must anticipate demand well into the future in order to service our extensive customer base. The inability to effectively and efficiently manage our assets to meet the current and future needs of our customers, which may vary widely from what is originally forecast due to a number of factors beyond our control, including periods of adverse weather, difficult market conditions or slowdowns in oil and natural gas exploration in the various regions in which we operate, could have an adverse effect on our business, financial condition and results of operations.

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

Our past acquisition activity, including the merger with QES, and any future acquisitions may not be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

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

Our acquisition and merger activities may involve unanticipated delays, costs and other problems. If we encounter unanticipated problems with one of our acquisitions, our senior management may be required to divert attention away from other aspects of our business. We may lose key employees and customers of the acquired and merged businesses, and we may be unable to commercially develop acquired technologies. With any future acquisition or merger, we may also risk entering markets in which we have limited prior experience. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities that we assume or incur in connection with acquisitions we complete. Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate such acquired businesses. We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all. In addition, if we elect to utilize shares of common stock or other equity securities as consideration for one or more acquisitions or business combinations, or if we issue common stock or other equity securities in order to finance one or more acquisitions, existing stockholders of our company could experience dilution in the value of their securities, which could be material.

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

In recent years, oilfield services companies have been the subject of a significant volume of wage and hour-related litigation, including claims brought under the Fair Labor Standards Act, in which employee pay practices have been challenged. We have previously been named as defendants in these lawsuits, and we do not maintain insurance for alleged wage and hour-related litigation. The frequency and significance of wage or other employment-related claims may affect expenses, costs and relationships with employees and regulators. Additionally, we could become subject to material uninsured liabilities that could have a material adverse effect on our business, financial condition and results of operations.

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

The competitive pressures described herein, and any others we may not currently be aware of, could reduce our market share or require us to reduce the price of our services and products, particularly during industry downturns, either of which could harm our business, financial condition and results of operations. Significant increases in overall market capacity have also caused active price competition and led to lower pricing and utilization levels for our services and products. The competitive environment has intensified since the industry downturn in the fiscal year ended January 31, 2021, which caused an oversupply of, and reduced demand for, oilfield services, and we have seen substantial reductions in the prices we can charge for our services. Any significant future increase in overall market capacity for completion, intervention and production services may adversely affect our business, financial condition and results of operations.

Seasonal and adverse weather conditions adversely affect demand for services and operations.

Weather can have a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, including rain, tropical storms, hurricanes, tornadoes and severe cold weather, may interrupt or curtail operations, our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions, which can severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in the northeastern U.S., Colorado, North Dakota and Wyoming, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas impose transportation restrictions to prevent damage. In addition, throughout the year heavy rains adversely affect activity levels, as dirt access roads can become impassible in wet conditions and well locations become inaccessible.
In February of 2021, we experienced a material slow down due to the unprecedented North American Winter Storm Uri, one of the costliest winter storms in U.S. history. As a result of the storm conditions, our customers shut in wells and delayed work causing us at least seven days of lost revenue, primarily in the Permian and the Mid-continent regions.

Risks Relating to Financial Considerations

We have operated at a loss, and there is no assurance of our profitability in the future.

We have experienced periods of low demand for our services and have incurred operating losses. As discussed above, lower commodity prices and the effects of the COVID-19 pandemic resulted in a global recession with numerous E&P and oilfield services companies filing bankruptcy and a significant decline in demand and prices for our services in the fiscal year ended January 31, 2021. Although there have been improvements in profitability, we still had a net loss during the Transition Period. We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, experienced a significant downturn in 2020 due to COVID-19 and has experienced additional significant downturns in recent years, which are currently significantly affecting, and have in recent years significantly affected, the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations. We may not be able to sufficiently reduce our costs or increase our revenues to achieve profitability and generate positive operating income. We may incur further operating losses and experience negative operating cash flow, which may be significant.

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

We intend to fund our future capital expenditures primarily with cash flows from operating activities and existing cash balances. To the extent our cash and cash flows from operating activities are not sufficient, we could borrow under our ABL Facility. Availability under the ABL Facility is determined primarily by a borrowing base formula calculated based on a percentage of our accounts receivable and inventory. As of December 31,

2021, total availability under the ABL Facility was $42.4, and net availability was $32.4, net of a springing fixed charge coverage ratio (“FCCR”) holdback of $10.0.

If our cash flows, existing cash balances, and borrowings under our ABL Facility are insufficient to fund future capital expenditures, we may consider additional financing or refinancing alternatives. The terms of the indenture that governs our 11.5% senior secured notes due 2025 (the “Senior Notes”), the credit agreement that governs the ABL Facility, and the agreements that will govern any future debt and equity instruments may restrict us from adopting some of these alternatives. If debt and equity capital or alternative financing plans are not available on favorable terms or at all, we would be required to either get the necessary consents to amend the terms of our debt to allow us to pursue additional financing alternatives or curtail our capital spending, and our ability to sustain or improve our profits may be adversely affected. Our ability to refinance or restructure our debt will depend on the condition of the capital markets and our financial condition at such time, among other things.

Our assets require capital for maintenance, upgrades and refurbishment, and we may require capital expenditures for new equipment.

Our equipment requires periodic capital investment in maintenance, upgrades and refurbishment to maintain its competitiveness. The costs of components and labor have increased in the past and may increase in the future with increases in demand, which will require us to incur additional costs to upgrade any equipment we may acquire in the future. Our equipment typically does not generate revenue while it is undergoing maintenance, refurbishment or upgrades. Any maintenance, upgrade or refurbishment project for our assets could increase our indebtedness or reduce cash available for other opportunities. Further, such projects may require proportionally greater capital investments as a percentage of total asset value, which may make such projects difficult to finance on acceptable terms. To the extent we are unable to fund such projects, we may have less equipment available for service or our equipment may not be attractive to potential or current customers. Moreover, if challenging business conditions in the energy sector occur for a prolonged period, we may be unable to make capital investments. Additionally, competition or advances in technology within our industry may require us to update our products and services. Such demands on our capital or reductions in demand and the increase in cost to maintain labor necessary for such maintenance and improvement, in each case, could have a material adverse effect on our business, financial condition and results of operations.

We have substantial indebtedness, and efforts to refinance our indebtedness may or may not be successful, which could adversely impact our business, financial condition and results of operations.

We have substantial indebtedness. As of December 31, 2021, we had total outstanding long-term indebtedness of $274.8 million under our ABL Facility and Senior Notes as described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

Our ability to refinance our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations. A rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt to refinance our existing indebtedness, for acquisitions or other purposes. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage, and issuing common stock may result in dilution to our current stockholders.

Our ABL Facility matures in September 2023 and we intend to work with our existing lenders or other sources of capital to seek to refinance the ABL Facility. If we are unable to refinance the ABL Facility over the next twelve months and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the fiscal year ending December 31, 2022. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

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

Our significant level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities. The indenture that governs the Senior Notes and the credit agreement that governs the ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.

As of December 31, 2021, we had total outstanding long-term indebtedness of $274.8 million under our ABL Facility and Senior Notes. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

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

Despite our current level of indebtedness, we may incur more debt in the future, which could further exacerbate the risks described above.

The ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt.

The indenture governing the Notes contains customary affirmative and negative covenants restricting, among other things, the Company’s ability to incur indebtedness and liens, pay dividends or make other distributions, make certain other restricted payments or investments, sell assets, enter into restrictive agreements, enter into transactions with the Company’s affiliates, and merge or consolidate with other entities or sell substantially all of the Company’s assets. The indenture also contains customary events of default including, among other things, the failure to pay interest for 30 days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the Indenture subject to grace periods, cross-acceleration to indebtedness with an aggregate principal amount in excess of $50 million, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy.

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

The oilfield service industry experienced an abrupt deterioration in demand during the fiscal year ended January 31, 2021. During the first quarter of that year, the COVID-19 pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned capital expenditures. The combination of the COVID-19 pandemic and supply concerns drove a steep drop in oil prices, which led to decreases in demand for the Company’s services and lower current and expected revenues for the Company.

The Company performed a goodwill and long-lived asset impairment analysis as of April 30, 2020. The results of the impairment analysis concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to intangible assets and $141.2 related to property and equipment, which is included in the consolidated statement of operations for the fiscal year ended January 31, 2021. This charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively.

The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the consolidated statement of operations for the fiscal year ended January 31, 2021. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of December 31, 2021.

Customer payment delays of outstanding receivables and customer bankruptcies could have a material adverse effect on our liquidity, results of operations, and consolidated financial condition.
We often provide credit to our customers for our services and we are, therefore, subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful accounts, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our revolving credit facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

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

During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

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

We do not have long-term contracts with third-party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, chargers and other tools and equipment used in our operations. If demand for goods and services exceeds supply, such as from disruptions to the supply chain or supplier bankruptcies, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the transition period ended December 31, 2021, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 24% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a disruption to the supply chain or upon a bankruptcy of one or more of these suppliers or upon a shortage in our industry. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

We rely on a limited number of third parties for sand, proppant and chemicals, and delays in deliveries of such materials, increases in the cost of such materials or our contractual obligations to pay for materials that we ultimately do not require could harm our business, results of operations and financial condition.

We have established relationships with a limited number of suppliers of our raw materials (such as sand, proppant and chemical additives). Should any of our current suppliers be unable to provide the necessary materials or otherwise fail to deliver the materials in a timely manner and in the quantities required, any resulting delays in our ability to provide our services could have a material adverse effect on our ability to compete, business, financial condition and results of operations. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. Increasing costs of such materials may negatively impact demand for our services or the profitability of our business operations. In the past, our industry faced sporadic proppant shortages associated with hydraulic fracturing operations requiring work stoppages, which adversely impacted the operating results of several competitors. We may not be able to mitigate any future shortages of materials, including proppant, and our results of operations, prospects and financial condition could be adversely affected. Furthermore, to the extent our contracts require us to purchase more materials, including proppant, than we ultimately require, we may be forced to pay for the excess amount under “take or pay” contract provisions.

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

We depend on third-party companies to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, with adequate quantities or at a desired price. Factors affecting suppliers can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability, global or national health pandemics, epidemics or concerns, such as the ongoing COVID-19 pandemic, and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices and/or the unfavorable allocation of products by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our business, financial condition and results of operations.

Risks Relating to Technology and Intellectual Property

Our inability to develop, obtain, maintain or implement new technology may cause us to become less competitive.

The energy services industry is subject to the introduction of new drilling, completion and well intervention techniques using new technologies, some of which may be subject to patent protection or costly to obtain. As our competitors and others use or develop new technologies in the future, we may be placed at a competitive disadvantage if we fail to keep pace with technological advancements within our industry. If we cannot obtain patents or other protections for the intellectual property rights in our technology, it may not be economical for us to continue to develop systems, services, and technologies to meet evolving industry requirements at prices acceptable to our customers. Furthermore, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors are large national and multinational companies that may have greater financial, technical, manufacturing, marketing and personnel resources which may allow them to develop technological advantages and implement new systems, services and technologies before we can. These large national and multinational companies may also have a larger number of manufacturers for their products or ability to manufacture their own products. We may not be able to implement these new technologies on a timely basis or at an acceptable cost, and as our competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. New technology could also make it easier for our oil and natural gas E&P customers to vertically integrate their operations, thereby reducing or eliminating their need for our services. Thus, limits on our ability to effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition and results of operations.

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

Our success may be affected by our development and implementation of new product designs and improvements and by our ability to protect, obtain and maintain intellectual property assets related to these developments. We rely on a combination of patents and trade secret laws to establish and protect our proprietary technology. We have received patents and have filed patent applications with respect to certain aspects of our technology in the U.S. and international jurisdictions, as well as a combination of trade secrets, employee and third-party non-disclosure agreements and other protective measures to protect intellectual property rights pertaining to our products and technologies. We cannot assure you that our competitors or other third parties will not infringe upon, misappropriate, violate or challenge our intellectual property rights in the future. Further, we cannot assure you that our intellectual property rights will deter or prevent competitors from creating similar purpose products for our customers. Any failure to adequately protect or enforce our intellectual property rights could have a material adverse effect to our business, financial condition and results of operations.

Moreover, our rights in our confidential information, trade secrets and confidential know-how cannot prevent third parties from independently developing similar technologies or duplicating such technologies. Publicly available information (e.g., information in issued patents, published patent applications and scientific literature) may be used by third parties to independently develop similar technology, and we cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology. In addition, while we have patented some of our key technologies, we do not seek patent protection for all of our proprietary technology, even if such technology is patentable. The process of maintaining, monitoring and enforcing patent protection can be long and expensive. There also can be no assurance that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope or strength to provide meaningful protection or any commercial advantage to us. Further, with respect to exclusive third-party intellectual property arrangements, existing arrangements could be terminated and future arrangements may not be available on commercially acceptable terms, if at all, which could result in a material adverse effect on our financial condition, business, and results of operations.

We may be adversely affected by disputes regarding intellectual property rights and the value of our intellectual property rights is uncertain.

We may become involved in claims, litigation or dispute resolution proceedings from time to time to maintain, protect and enforce our intellectual property rights against potential third-party infringers, which could be costly and time-consuming. Moreover, in these dispute resolution proceedings, a defendant or opposing third party may assert claims, defenses, counterclaims and countersuits that attack the validity and enforceability of our intellectual property rights, and/or allege that that our business, services, or products infringe, impair, misappropriate, dilute or otherwise violate their intellectual property rights. We may not prevail in any such dispute resolution proceedings, and our intellectual property rights may be found invalid or unenforceable, or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such dispute resolution proceedings may have an adverse effect on our business, financial condition and results of operations. Any dispute resolution proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, financial condition and results of operations, regardless of its outcome.

Additionally, if we discover or a legal authority finds that our technologies infringe intellectual property rights of third parties, we may need to obtain licenses from these parties or substantially re-engineer our technologies in order to avoid infringement. We may not be able to obtain the necessary licenses on acceptable terms, or at all, or be able to re-engineer our technologies successfully. Also, as a part of resolving such disputes, we may need to enter into cross-licenses, which could reduce the value of our intellectual property rights. If our inability to obtain required licenses for certain technologies or products prevents us from using the infringed technologies or products, our business, financial condition and results of operations could be materially adversely impacted.

Our operations rely on an extensive network of information technology resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cyber security risks that could have a material adverse effect on our business, financial condition and results of operations.

Information technology plays a crucial role in all of our operations. To remain competitive, our hardware, software and related services must properly and efficiently interact with our suppliers’ and customers' products, services and technology, record and process our financial transactions accurately, and obtain accurate and timely data and information to enable our analysis of trends and plans and the execution of our strategies. At the same time, cyber incidents have increased in frequency and severity. A cyber incident could be caused by malicious insiders or third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other cyber security defenses, including hacking, fraud, trickery, or other forms of deception. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cyber security threats. Our information technology systems, and networks, and those of our vendors, suppliers and other business partners, are subject to possible breaches and other threats that could cause us harm. The implementation of social distancing measures and other limitations on our employees, service providers and other third parties in response to the COVID-19 pandemic have necessitated in certain cases to switching to remote work arrangements on less secure systems and environments. The increase in companies and individuals working remotely has increased the risk of cyberattacks and potential cyber security incidents, both deliberate attacks and unintentional events. Despite our security measures, our information technology systems may become the target of cyberattacks or security breaches (including employee error, malfeasance or other breaches), which could result in the theft or loss of sensitive data, misappropriation of assets, disruption of transactions and reporting functions, our ability to protect confidential information and our financial reporting.

Moreover, we may not be able to anticipate, detect or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is underway, and because attackers are increasingly using technologies specifically designed to circumvent cyber security measures and avoid detection. In addition, as technologies evolve, and cyberattacks become increasingly sophisticated, we may incur significant costs to modify, upgrade or enhance our security measures to protect against such cyberattacks and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. If our information technology systems for protecting against cyber security risks are inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data; interruption of business operations; reputational harm; or additional costs to prevent, respond to, or mitigate cyber security attacks.

We are subject to various laws related to cyber security requirements, which are continuing to develop and evolve at a rapid pace. We may not be able to monitor and react to all legal developments in a timely manner. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures, or to investigate and remediate any vulnerability to cyber incidents in order to comply with such laws. Likewise, our business involves the collection, use, and processing of personal data of our employees, contractors, suppliers, and service providers, and such collection, use and processing is subject to a changing landscape of data privacy laws, rules and regulations. These data privacy laws are not uniform and as the privacy legal landscape continues to develop, we will likely be required to expend significant resources to continue to modify or enhance our compliance measures to comply with such laws, rules and regulations. Any failure or perceived failure by us or our third-party service providers to comply with such data privacy laws, rules and regulations, or any security compromise that results in the unauthorized access, improper disclosure, or misappropriation of personal data or other customer data, could result in significant liabilities, negative publicity and reputational harm. Our systems and insurance coverage for cyber incidents, including deliberate attacks, may not be sufficient to cover all of the losses we may experience as a result of such cyberattacks. These risks could have a material adverse effect on our business, financial condition, reputation, and results of operations.

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

Our operations and our customers’ operations are subject to stringent federal, tribal, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources, and management, transportation and disposal of wastes, explosives and other materials. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on these matters. One or more of these developments could adversely impact our customers’ operations, increase our and our customers’ compliance costs and reduce demand for our products and services, any of which could have a material adverse effect on our business, results of operations and financial condition.

Our and our customers’ operations are subject to a number of risks arising out of the threat of climate change, energy conservation measures, or initiatives that stimulate demand for alternative forms of energy, which could result in increased operating and capital costs for us and our customers, limit the areas in which oil and gas production may occur and reduce demand for the products and services we provide.

The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our and our customers’ operations are subject to regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the risks associated with attention to the threat of climate change and restriction of GHG emissions. New or amended legislation, executive actions, regulations or other regulatory initiatives that impose more stringent oil and gas sector standards for GHG emissions or restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of consuming fossil fuels. Additionally, political, financial and litigation risks may result in our or our customers restricting, delaying or canceling operational or production activities, incurring liability for infrastructure damages as a result of climatic changes, restricting access to capital, or impairing the ability to continue to operate in an economic manner, which could reduce demand for our products and services. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for alternatives energy sources (such as wind, solar, geothermal and tidal) could also reduce demand for oil and natural gas. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

Increasing attention to environmental, social and governance ("ESG") matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to fossil-fuel energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors.

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

Opposition towards oil and gas drilling and development activity has been growing globally and is particularly pronounced in the United States. Companies in the oil and gas industry have frequently been the target of activist efforts regarding environmental and safety matters as well as business practices but, in recent years, have been facing increasing scrutiny on its ESG practices, which include such areas as sustainability, human rights and environmental social justice. Furthermore, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry, with some investors (including certain investment advisers, sovereign wealth funds, pension funds, university endowments and family foundations) having introduced policies to disinvest in the oil and gas sector for stated social and environmental considerations. Commercial and investment banks have also faced pressure to stop financing oil and gas production and related projects. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets.
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and, if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors.

Restrictions, delays or cancellations imposed by governmental authorities in issuing permits or leases for our or our customers’ operations could impair our business.

We and our customers are required to obtain permits from one or more governmental agencies in order to perform certain activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. Moreover, some of our customers’ drilling and completion activities may take place on federal land or Native American lands, requiring leases and other approvals from the federal government or Native American tribes to conduct such drilling and completion activities. The requirements for such permits vary depending on the type of operations, including the location where our customers’ drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Also, in some cases, federal agencies have sought to cancel proposed leases for federal lands and refused or delayed required approvals. Permitting or lease delays, an inability to obtain or renew permits or leases, or revocation of our or our customers’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations. See Part I, Item 1. “Business –

Government Regulation and Environmental, Health and Safety Matters” for more discussion on permitting and leasing matters, including actions under the Biden Administration that may adversely affect oil and natural gas leasing and permitting activities. Consequently, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, resulting in reduced demand for our products and services and a corresponding loss of revenue to us as well as adversely affecting our results of operations in support of those customers.

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

Our operations include the licensing, storage and handling of explosive materials that are subject to regulation by the ATF and analogous state agencies. Despite our use of specialized facilities to store and handle dangerous materials and our performance of employee training programs, the storage and handling of explosive materials could result in explosive incidents that temporarily shut down or otherwise disrupt our or our customers' operations or could cause restrictions, delays or cancellations in the delivery of our products and services. It is possible that such incidents could result in death or significant injuries to employees and other persons. Material property damage to us, our customers and third parties arising from an explosion or resulting fire could also occur. Any explosion could expose us to adverse publicity and liability for damages and injuries or cause production restrictions, delays or cancellations, any of which occurrences could have a material adverse effect on our operating results, financial condition and cash flows. Moreover, failure to comply with applicable requirements or the occurrence of an explosive incident may also result in the loss of our ATF or analogous state license to store and handle explosives, which would have a material adverse effect on our business, results of operations and financial conditions.

The ESA and comparable laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species habitat. Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). The U.S. Fish and Wildlife Service (“FWS”) under former President Trump issued a final rule in January 2021, which clarified that criminal liability under the MBTA would apply only to actions “directed at” migratory birds, its nests, or its eggs; however, the FWS under the Biden Administration has since published a final rule in October 2021 revoking the January 2021 rule and affirmatively stating that the

MBTA prohibits incidental takes of migratory birds. Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA, which listings could indirectly cause our customers to incur additional costs, become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

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

We may sell shares of common stock in the future. We may also issue additional shares of common stock, including as employee compensation or as consideration in one or more acquisitions or other business combination transactions. As of December 31, 2021, we had outstanding approximately 10.5 million shares of our common stock. We also have registered 1,277,051 shares of common stock reserved for issuance under our LTIP, 340,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan and 60,000 registered shares are reserved for issuance under our Non-Employee Directors Stock and Deferred Compensation Plan. Of those shares initially registered and reserved for issuance, as of December 31, 2021, approximately 980,998 restricted shares of common stock were granted in connection with equity awards to management, directors and employees and approximately 296,053 shares remain available for future issuance. An amendment to the LTIP was approved by stockholders on February 12, 2021 to increase the total number of shares reserved for issuance by 632,051 shares.
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

On June 14, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, we may sell from time to time through the Agent (the “Offering”) the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. During the two and eleven months ended December 31, 2021, the Company sold 250,289 and 1,380,505 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $1.1 and $6.6, respectively, and paid fees to the sales agent and other legal and accounting fees to establish the Offering of $0.1 and $0.8, respectively.

Any common stock offered and sold in the Offering will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the Offering that form a part of the Registration Statement. Sales of common stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act of 1933, as amended (the “Securities Act”).

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

We qualify as an “emerging growth company” and are therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain in an emerging growth company for up to five years, although we would cease to be an emerging growth company if we have more than $1.07 billion in annual revenue, have more than $700 in market value of our common stock held by non-affiliates or issue more than $1.0 billion of non-convertible debt over a three-year period.

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

We may enter into transactions with related parties. The details of certain of these transactions are set forth in the section “Certain Relationships and Related Transactions, and Director Independence.” Related-party transactions create the possibility of conflicts of interest with regard to our management, including that:

•	we may enter into contracts between us, on the one hand, and related parties, on the other, that are not a result of arm’s-length transactions;
•	our executive officers and directors that hold positions of responsibility with related parties may be aware of certain business opportunities that are appropriate for presentation to us as well as to such other related parties and may present such business opportunities to such other parties; and
•	our executive officers and directors that hold positions of responsibility with related parties may have significant duties with, and spend significant time serving, other entities and may have conflicts of interest in allocating time.
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

We currently lease our corporate headquarters, which is located at 3040 Post Oak Boulevard, 15th Floor, Houston, Texas 77056. We currently own or lease the following additional material facilities:

	Leased or Owned	Expiration of Lease
Rocky Mountains
Casper, WY	Lease	7/31/2025
Dickinson, ND	Lease	12/31/2025
Gillette, WY	Lease	3/1/2023
Johnstown, CO	Own	N/A
LaSalle, CO	Lease	11/2/2022
Mills, WY	Lease	10/31/2026
Platteville, CO	Lease	11/2/2022
Riverton, WY	Own	N/A
Rock Springs, WY	Lease	6/30/2022
Williston, ND	Own	N/A
Southwest
Cotulla, TX	Own	N/A
Hobbs, NM	Lease	7/31/2026
Midland, TX	Lease	9/30/2022
Midland, TX	Lease	8/31/2023
Midland, TX	Lease	9/30/2023
Odessa, TX	Lease	6/30/2028
Pleasanton, TX	Lease	3/31/2022
Rosharon, TX	Lease	1/31/2023
Victoria, TX	Own	N/A
Willis, TX	Own	N/A
Northeast/Mid-Con
Bossier City, LA	Lease	12/30/2024
Bridgeport, WV	Lease	8/31/2024
Bridgeport, WV	Lease	8/31/2024
El Reno, OK	Lease	6/18/2022
Elk City, OK	Own	N/A
Longview, TX	Own	N/A
Oklahoma City, OK	Lease	7/31/2023
Oklahoma City, OK	Lease	6/30/2026
Tioga, PA	Lease	Month-to-Month
Union City, OK	Own	N/A

We believe that our facilities are adequate for our current operations and allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could obtain a replacement facility.

ITEM 3.	LEGAL PROCEEDINGS

The Company is at times either a plaintiff or a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements, except as noted herein.

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's

("Underwriters") to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense Policy. On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that certain blowout-related expenses fall outside of policy coverage. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. We expect that the trustee will continue to pursue claims against Underwriters as well as preference and other claims to maximize the value of the Chapter 7 estate for the benefit of trade creditors. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

See Note 12. “Commitments, Contingencies and Off-Balance Sheet Arrangements” to our audited consolidated financial statements included elsewhere in this Transition Report on Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “KLXE”.

On March 9, 2022, the last reported sale price of our common stock as reported by Nasdaq was $9.57 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 824 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

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

Recent Sales of Unregistered Equity Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the two months ended December 31, 2021:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
November 1, 2021 - November 30, 2021	0	$—	—	$—
December 1, 2021 - December 31, 2021	0	$—	—	$—
Total	—		—
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

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (In millions of U.S. dollars and shares)

You should read the following discussion of our results of operations and financial condition together with our audited consolidated financial statements and accompanying notes included elsewhere in this Transition Report on Form 10-K as well as the discussion in “Item 1. Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

The following discussion and analysis addresses the results of our operations for the eleven months ended December 31, 2021, as compared to the eleven months ended December 31, 2020. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods. The previously announced merger of Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE ("Merger Sub"), with and into Quintana Energy Services Inc. (“QES”), with QES surviving the merger as a subsidiary of KLXE (the "Merger") closed on July 28, 2020. Unless otherwise noted or the context requires otherwise, references herein to KLX Energy Services with respect to time periods prior to July 28, 2020 include KLX Energy Services and its consolidated subsidiaries and do not include QES and its consolidated subsidiaries, while references herein to KLX Energy Services with respect to time periods from and after July 28, 2020 include QES and its consolidated subsidiaries.

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

The Merger of KLXE and QES provided increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The Merger combined two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leveraged two of the largest fleets of coiled tubing and wireline assets, with KLXE becoming a leading provider of large diameter coiled tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market.

After closing the Merger, the Company has been focused on integrating personnel, facilities, processes and systems across all functional areas of the organization.

As of December 31, 2021, the Company implemented approximately $50.4 of annualized cost savings. We are diligently focused on generating additional cost savings from the Merger and to date have realized such savings through eliminating KLXE's legacy corporate headquarters in Wellington, Florida, rationalizing associated corporate functions to Houston, and capturing operational synergies in the areas of personnel, facilities and rolling stock. Additional synergies may be realized as management continues to rationalize operational facilities and align common roles, processes and systems throughout each function and region. The Merger also enhanced the Company’s ability to effect further industry consolidation. Looking ahead, the Company expects to pursue strategic, accretive consolidation opportunities that further strengthen the Company’s competitive positioning and capital structure and drive efficiencies, accelerate growth and create long‑term stockholder value.

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

During the quarter ended October 31, 2021, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to one to three years, resulting in approximately $0.2 of incremental monthly depreciation on a prospective basis.

Segment Reporting

The Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the Company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. The change is reflected retroactively in the accompanying financial statements, which resulted in a decrease to the total corporate overhead costs allocated to our three reportable segments for the eleven months ended December 31, 2020 of $20.2.

In conjunction with the change in presentation of reportable segments, the Company also changed its presentation of segment assets. Historically, and through July 31, 2020, the Company’s corporate assets were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the presentation of total assets to present corporate assets separately as a reconciling item in its segment reporting disclosures. As a result of the change in presentation, the total corporate assets allocated to the Company’s three reportable segments decreased by $56.2 as of the eleven months ended December 31, 2020.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the eleven months ended December 31, 2020, the total drilling revenues reported within segment reporting was $39.1.

These current period changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

On September 3, 2021, the Board of the Company adopted the Fourth Amended and Restated Bylaws of the Company, effective as of such date, to change the Company’s fiscal year-end from January 31 to December 31, effective beginning with the year ended December 31, 2021. As a result, the Company’s current fiscal year 2021 was shortened from 12 months to 11 months and ended on December 31, 2021. The Company has undertaken this change in an effort to normalize our fiscal year-end and improve comparability with our peers.

See Note 16. “Segment Reporting” to our audited consolidated financial statements included elsewhere in this Transition Report on Form 10-K.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. During the first quarter of 2020, the emergence of COVID-19, and the global pandemic caused thereby, placed significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures and causing the continued acceleration of upstream oil and gas bankruptcies. Market demand for our services during 2021 was challenged due to the COVID-19 pandemic and macro supply and demand concerns. The oilfield service industry continued to experience a deterioration in demand during early 2021. However, WTI's average daily price per barrel increased by approximately $31.92, or 85.1%, to $69.41 per barrel (“Bbl”) during the eleven months ended December 31, 2021, compared to the eleven months ended December 31, 2020's average daily price per barrel of $37.49. As of December 31, 2021, U.S. rig count had reached 586, an increase of 52.6% since January 31, 2021.

Despite the market headwinds experienced in the fiscal year ended January 31, 2021, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

The extent and duration of the continued global impact of the COVID-19 pandemic remains unknown but is improving as we enter 2022. While economic activity has increased from the April 2020 lows, and signs of a potential global economic recovery have emerged, driven by the rollout of COVID-19 vaccines, fiscal and monetary stimulus policies, and pent-up demand for goods and services, concerns about a COVID-19 resurgence, and the appearance of new variants, have hindered the pace of a full return of social and commercial activity.

In February of 2021, we experienced a material slow down due to the unprecedented North American Winter Storm Uri, one of the costliest winter storms in U.S. history. As a result of the storm conditions, our customers shut in wells and delayed work causing us at least seven days of lost revenue, primarily in the Permian and the Mid-continent regions.

Looking ahead to the year ending December 31, 2022, provided that the impact of the COVID-19 pandemic lessens, economic activity continues to increase, and commodity prices remain strong but volatile, we anticipate that our customers will sustain activity in order to hold their production flat to 2021 exit levels, with capital and operating expense spending expected to outpace 2021 levels. So far in the year ending December 31, 2022, WTI prices have increased an incremental 36.0% from January 1 to March 1 and market uncertainty has increased due to the conflict between Russia and Ukraine. In response, U.S. operators have continued to increase drilling and completion activity levels relative to where the market exited 2021. As of March 1, 2022, U.S. rig count was up to 650, an increase of 10.9% since December 31, 2021. Additionally, we have continued to see U.S. shale operators consolidate within certain basins, particularly the Permian and Rockies, and many operators announced that they were targeting oil and gas production at the end of 2021 to be consistent with production levels at year end 2020.

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

We believe our operating cost structure is now materially lower than during historical financial reporting periods and the realization of the $50.4 of expected cost synergies associated with the Merger will only further reduce our cost structure and afford us greater flexibility to respond to changing industry conditions. The implementation of integrated, company-wide management information systems and processes provides more transparency to current operating performance and trends within each market where we compete and help us more acutely scale our cost structure and pricing strategies on a market-by-market basis. As of December 31, 2021, the QES integration and the implementation of all synergies was complete. The potential for further cost savings remains as we continue to refine and optimize the business. We believe our ability to differentiate ourselves on the basis of quality provides an opportunity for us to gain market share and increase our share of business with existing customers.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. Historically, we believe our services generated margins superior to our competitors based upon the differential quality of our performance, and that these margins would contribute to future cash flow generation. The required investment in our business includes both working capital (principally for accounts receivable, inventory and accounts payable growth tied to increasing activity) and capital expenditures for both maintenance of existing assets and ultimately growth when economic returns justify the spending. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-light nature of our services, the lower average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets.

Results of Operations

Eleven Months Ended December 31, 2021 Compared to Eleven Months Ended December 31, 2020

Revenue. The following table provides revenues by segment for the periods indicated:

	Eleven Months Ended
	December 31, 2021	December 31, 2020	% Change
Revenue:
Rocky Mountains	$118.2	$88.8	33.1%
Southwest	160.9	72.7	121.3%
Northeast/Mid-Con	157.0	85.9	82.8%
Total revenue	$436.1	$247.4	76.3%

For the eleven months ended December 31, 2021, revenues of $436.1 increased by $188.7, or 76.3%, as compared with the same period of the prior year. Southwest segment revenue increased by $88.2, or 121.3%, Rocky Mountains segment revenue increased by $29.4, or 33.1%, and Northeast/Mid-Con segment revenue increased by $71.1, or 82.8%. On a product line basis, drilling, completion, production and intervention services contributed approximately $123.2, $210.3, $59.7, and $42.9, respectively, to the revenues for the eleven months ended December 31, 2021 and $39.1, $128.9, $41.6 and $37.8, respectively, for the same period of the prior year. The overall increase in revenues reflects the recovery in economic activity and increase in WTI prices during the transition period.

Cost of sales. For the eleven months ended December 31, 2021, cost of sales was $389.9, or 89.4% of sales, as compared to the same period in the prior year of $230.5, or 93.2% of sales. Cost of sales as a percentage of revenues decreased primarily due to the increase in revenues from an increase in activity which was larger than the corresponding increase in costs.

Selling, general and administrative expenses ("SG&A"). SG&A expenses during the eleven months ended December 31, 2021, were $54.6, or 13% of revenues, as compared with $78.2, or 31.6% of revenues, in the same period of the prior year. SG&A decreased primarily due to merger and integration costs being included in the prior period. R&D costs during the eleven months ended December 31, 2021 were $0.6, as compared to the same period of the prior year of $0.7, reflecting our continued focus on maintaining an in-house R&D function while scaling costs to adjust to current levels of customer demand. Eleven months ended December 31, 2020 SG&A expenses include six months of incremental activity related to the Merger, that wasn't included in prior fiscal year results.

Operating loss. The following is a summary of operating loss by segment:

	Eleven Months Ended
	December 31, 2021	December 31, 2020	% Change
Operating loss:
Rocky Mountains	$(13.4)	$(44.2)	69.7%
Southwest	(15.4)	(118.8)	87.0%
Northeast/Mid-Con	(8.7)	(109.2)	92.0%
Corporate and other	(26.6)	(20.2)	(31.7)%
Total operating loss(1)	$(64.1)	$(292.4)	78.1%
(1) Includes bargain purchase gain of $38.8 during the eleven months ended December 31, 2020.

For the eleven months ended December 31, 2021, operating loss was $64.1, as compared to operating loss of $292.4 in the same period of the prior year, largely driven by an improvement in revenues due to increased activity during the transition period and a favorable comparison with the eleven months ended December 31, 2020, due to this period including the initial economic contraction caused by the COVID-19 pandemic as well as non-recurring items related to the Merger and impairment charges. For the eleven months ended December 31, 2021 and December 31, 2020, there were $0.8 and $213.5 in impairments of long-lived assets.

For the eleven months ended December 31, 2021 and December 31, 2020, the Company recorded goodwill impairment charges of $0.0 and $28.3, respectively.

For the eleven months ended December 31, 2021, Rocky Mountains segment operating loss was $(13.4), Northeast/Mid-Con segment operating loss was $(8.7) and Southwest segment operating loss was $(15.4), in each case primarily driven by increasing revenues being outpaced by increasing costs to provide the Company's products and services.

Income tax expense. Income tax expense was $0.3 for the eleven months ended December 31, 2021, as compared to income tax expense of $0.3 in the prior eleven-month period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. Net loss for the eleven months ended December 31, 2021 was $93.8, as compared to $320.5 in the prior eleven-month period, primarily due to increased demand and one-off items in prior period related to the Merger and Integration.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s ABL Facility and cash flows from operations. At December 31, 2021, we had $28.0 million of cash and cash equivalents and $32.4 million available on the ABL Facility, net of $10.0 FCCR holdback, which resulted in a total liquidity position of $60.4 million.

We recently have taken several actions to continue to improve our liquidity position, including closing our Florida legacy corporate headquarters and relocating all key functions to Houston, elimination of redundancies and duplicative functions throughout our operations following the merger with QES, equity issuances under our ATM program and monetized non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, despite the continuing COVID-19 pandemic, increasing oil prices have resulted in an increase in demand for our services and a slight improvement in our operating cash flow in each of the third and fourth quarters of 2021. We believe based on our current forecasts, our cash on hand, the ABL Facility availability, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months.

We have substantial indebtedness. As of December 31, 2021, we had total outstanding long-term indebtedness of $274.8 million under our ABL Facility and Senior Notes as described in greater detail under “— ABL Facility” and “—Senior Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

Our ability to refinance our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations. A rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt to refinance our existing indebtedness, for acquisitions or other purposes. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage, and issuing common stock may result in dilution to our current stockholders.

Our ABL Facility matures in September 2023 and we intend to work with our existing lenders or other sources of capital to seek to refinance the ABL Facility. If we are unable to refinance the ABL Facility over the next twelve months and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the fiscal year ending December 31, 2022. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to LIBOR (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. During the third quarter of 2020, the Company included the acquired QES current asset collateral into the borrowing base formula used to calculate the KLXE borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $30.0 was outstanding under the ABL Facility as of December 31, 2021. The effective interest rate under the ABL Facility was approximately 4.75% on December 31, 2021.

The financial services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility (defined below) that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which currently has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

The ABL Facility includes a financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the eleven months ended December 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of December 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of December 31, 2021.

The ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt.

Senior Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Notes") offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the "Securities Act") and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt as of December 31, 2021 was $244.8. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2021 was $4.8.

The Indenture contains customary affirmative and negative covenants restricting, among other things, the Company’s ability to incur indebtedness and liens, pay dividends or make other distributions, make certain other restricted payments or investments, sell assets, enter into restrictive agreements, enter into transactions with the Company’s affiliates, and merge or consolidate with other entities or sell substantially all of the Company’s assets.

The Indenture also contains customary events of default including, among other things, the failure to pay interest for 30 days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the Indenture subject to grace periods, cross-acceleration to indebtedness with an aggregate principal amount in excess of $50 million, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy.

Capital Expenditures

Our capital expenditures were $11.0 during the eleven months ended December 31, 2021, compared to $11.8 in the eleven months ended December 31, 2020. We expect to incur between $25.0 and $30.0 in capital expenditures for the year ending December 31, 2022, based on current industry conditions and our significant investments in capital expenditures over the past several years. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $50.0 (the “Common Stock”).

Any Common Stock offered and sold in the ATM Offering will be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

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

The Company plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the eleven months ended December 31, 2021, the Company sold 1,380,505 shares of Common Stock for gross proceeds of approximately $6.6 and paid legal and administrative fees of $0.8.

Cash Flows

At December 31, 2021, we had $28.0 of cash and cash equivalents. Cash on hand at December 31, 2021 decreased by $19.1 during the transition period, mainly due to $55.6 of cash flows used by operating activities, partially offset by $4.5 of cash flows provided by investing activities and $30.0 provided by borrowings on ABL. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

Net working capital as of December 31, 2021 was $40.5, an increase of $5.5 during the transition period. Net working capital is calculated as current assets, excluding cash, less current liabilities, excluding accrued interest, operating lease obligations and finance lease obligations. As of December 31, 2021, total current assets excluding cash increased by $33.1 and total current liabilities increased by $27.6. The increase in current assets was primarily related to accounts receivable-trade, net increase of $36.2, and inventory, increase of $1.6, partially offset by a $4.7 decrease in other current assets. The increase in total current liabilities was due to a $32.7 increase in accounts payable, offset by a $5.1 decrease in accrued liabilities.

The following table sets forth our cash flows for the periods presented below:

	Eleven Months Ended
	December 31, 2021	December 31, 2020
Net cash used in operating activities	$(55.6)	$(62.0)
Net cash provided by (used in) investing activities	4.5	(12.1)
Net cash provided by financing activities	32.0	0.9
Net change in cash	(19.1)	(73.2)
Cash balance end of period	$28.0	$46.3

Net cash used in operating activities

Net cash used in operating activities was $55.6 for the eleven months ended December 31, 2021, as compared to net cash used in operating activities of $62.0 for the eleven months ended December 31, 2020. The increase in operating cash flows was primarily attributable to the increase in revenues across all operating segments and most service and related product lines driven by a broader recovery in industry activity. However, our negative operating margin for the transition period, combined with the above-mentioned decrease in net working capital, contributed to an operating loss for the eleven months ended December 31, 2021.

Net cash provided by (used in) investing activities

Net cash provided by investing activities was $4.5 for the eleven months ended December 31, 2021, as compared to net cash used in investing activities of $12.1 for the eleven months ended December 31, 2020. The cash flow provided by investing activities for the eleven months ended December 31, 2021 was primarily driven by proceeds from sale of property and equipment driven by cost reduction initiatives, partially offset by maintenance capital spending tied to the operation of our existing asset base.

Net cash provided by financing activities

Net cash provided by financing activities was $32.0 for the eleven months ended December 31, 2021, compared to net cash provided by financing activities of $0.9 for the eleven months ended December 31, 2020. During the eleven months ended December 31, 2021, the Company borrowed $30.0 under the ABL facility and sold stock as part of its Equity Distribution Agreement for proceeds of $5.8, partially offset by payments on capital lease obligations and repayment of a note, at $2.6 and $0.9, respectively.

Off-Balance Sheet Arrangements

Indemnities, Commitments and Guarantees

In the normal course of our business, we make certain indemnities, commitments and guarantees under which we may be required to make payments in relation to certain transactions. These include indemnities to various lessors in connection with facility leases for certain claims arising from such facility or lease and indemnities to other parties to certain acquisition agreements. The duration of these indemnities, commitments and guarantees varies and, in certain cases, is indefinite. Many of these indemnities, commitments and guarantees provide for limitations on the maximum potential future payments we could be obligated to make. However, we are unable to estimate the maximum amount of liability related to our indemnities, commitments and guarantees because such liabilities are contingent upon the occurrence of events that are not reasonably determinable. Our management believes that any liability for these indemnities, commitments and guarantees would not be material to our financial statements. Accordingly, no significant amounts have been accrued for indemnities, commitments and guarantees.

Critical Accounting Estimates

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at December 31, 2021 and December 31, 2020 was $6.2 and $2.9, respectively.

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

As of December 31, 2021, the Company had three reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the CODM.

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

For the eleven months ended December 31, 2021 and December 31, 2020, the Company recorded goodwill impairment charges of $0.0 and $28.3, respectively. See Note 7 for additional information.

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases ASC Topic 842 effective February 1, 2021. We elected the modified retrospective transition method under ASC Topic 842 and as such information prior to February 1, 2021 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840-Leases). We carried forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single component, and exclude leases with an initial term of less than 12 months in the lease assets and liabilities. For leases entered into after February 1, 2021, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew; however, we typically cannot determine our intent to renew a lease with reasonable certainty at inception.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the eleven months ended December 31, 2021 and December 31, 2020, there were $0.5 and $180.4 impairments of long lived assets. See Note 7 for additional information.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2021 and January 31, 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the eleven-month period ended December 31, 2021 and the year ended January 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and January 31, 2021, and the results of its operations and its cash flows for the eleven-month period ended December 31, 2021 and the year ended January 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

Change in Accounting Principle

As discussed in Note 2 and Note 10 to the financial statements, the Company has changed its method of accounting for leases effective February 1, 2021 due to adoption of Accounting Standards Codification Topic 842 — Leases.

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

Houston, Texas
March 11, 2022

We have served as the Company's auditor since 2018.

KLX Energy Services Holdings, Inc.
Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	December 31, 2021	January 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$28.0	$47.1
Accounts receivable–trade, net of allowance of $6.2 and $6.5	103.2	67.0
Inventories, net	22.4	20.8
Other current assets	11.1	15.8
Total current assets	164.7	150.7
Property and equipment, net	171.0	203.7
Operating lease assets	47.4	—
Intangible assets, net	2.2	2.5
Other assets	2.4	5.8
Total assets	$387.7	$362.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$72.1	$39.4
Accrued interest	5.0	7.2
Accrued liabilities	24.1	29.2
Current portion of operating lease obligations	15.9	—
Current portion of finance lease obligations	5.6	1.9
Total current liabilities	122.7	77.7
Long-term debt	274.8	243.9
Long-term operating lease obligations	31.5	—
Long-term finance lease obligations	9.1	4.4
Other non-current liabilities	1.0	4.6
Commitments, contingencies and off-balance sheet arrangements (Note 12)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 10.5 and 8.6 issued (1)	0.1	0.1
Additional paid-in capital	478.1	469.1
Treasury stock, at cost, 0.3 shares and 0.3 shares (1)	(4.3)	(4.0)
Accumulated deficit	(525.3)	(433.1)
Total stockholders’ equity	(51.4)	32.1
Total liabilities and stockholders' equity	$387.7	$362.7
(1) Common stock and treasury stock were retroactively adjusted for the Company's 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)

	Eleven-month Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Revenues	$436.1	$276.8
Costs and expenses:
Cost of sales	389.9	257.0
Depreciation and amortization	53.8	61.7
Selling, general and administrative expenses	54.6	84.9
Research and development costs	0.6	0.7
Impairment and other charges	0.8	213.9
Bargain purchase gain	0.5	(40.3)
Operating loss	(64.1)	(301.1)
Non-operating expense:
Interest expense, net	29.4	30.7
Loss before income tax	(93.5)	(331.8)
Income tax expense	0.3	0.4
Net loss	$(93.8)	$(332.2)

Net loss per share-basic (1)	$(10.83)	$(50.86)
Net loss per share-diluted (1)	$(10.83)	$(50.86)
(1) Basic and diluted net loss per share were retroactively adjusted for the Company’s 1-for-5 Reverse Stock Split effective July 28, 2020. See Note 1.

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Eleven-month Transition Period Ended December 31, 2021 and Fiscal Year Ended January 31, 2021
(In millions of U.S. dollars and shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2020	5.0	$0.1	$416.6	$(3.6)	$(100.9)	$312.2
Restricted stock, net of forfeitures	—	—	17.8	(0.1)	—	17.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Red Bone acquisition price shares reserved	0.2	—	—	—	—	—
QES acquisition price shares issuance	3.4	—	34.7	—	—	34.7
Net loss	—	—	—	—	(332.2)	(332.2)
Balance at January 31, 2021	$8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Adjustment to beginning period Retained Earnings as a result of ASC 842 adoption	—	—	—	—	1.6	1.6
Restricted stock, net of forfeitures	0.5	—	3.2	(0.3)	—	2.9
Purchase of treasury stock	—	—	—	—	—	—
Issuance of common stock, net of cost	1.4	—	5.8	—	—	5.8
Net loss	—	—	—	—	(93.8)	(93.8)
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	Eleven-month Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Cash flows from operating activities:
Net loss	$(93.8)	$(332.2)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	53.8	61.7
Deferred income taxes	—	(0.1)
Impairment and other charges	0.8	213.9
Non-cash lease expense	0.1	—
Non-cash compensation	3.2	17.8
Amortization of deferred financing fees	1.2	1.3
Provision for inventory obsolescence reserve	0.8	3.0
Change in allowance for doubtful accounts	0.4	(6.9)
Gain on disposal of property, equipment and other	(7.9)	(1.7)
Bargain purchase gain	0.5	(40.3)
Changes in operating assets and liabilities:
Accounts receivable	(36.6)	31.4
Inventories	(2.4)	(0.1)
Other current and non-current assets	6.8	7.4
Accounts payable	29.1	(16.1)
Other current and non-current liabilities	(11.6)	(4.0)
Net cash flows used in operating activities	(55.6)	(64.9)
Cash flows from investing activities:
Purchases of property and equipment	(11.0)	(12.2)
Proceeds from sale of property and equipment	15.5	4.3
Acquisitions, net of cash acquired	—	(4.0)
Net cash flows provided by (used in) investing activities	4.5	(11.9)
Cash flows from financing activities:
Purchase of treasury stock	(0.3)	(0.4)
Borrowings on ABL	30.0	—
Proceeds from stock issuance, net of costs	5.8	—
Payments on finance lease obligations	(2.6)	(1.1)
Change to financed payables	(0.9)	1.9
Net cash flows provided by financing activities	32.0	0.4
Net decrease in cash and cash equivalents	(19.1)	(76.4)
Cash and cash equivalents, beginning of period	47.1	123.5
Cash and cash equivalents, end of period	$28.0	$47.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.3	$(0.5)
Interest	30.5	29.4
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$—	$(5.6)
Accrued capital expenditures	5.3	1.7

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Consolidated Financial Statements
(In millions of U.S. dollars)

NOTE 1 - Description of Business and Significant Accounting Policies

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE” or “KLX Energy Services”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for the most technically demanding wells in over 60 service and support facilities located throughout the United States.

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled tubing, directional drilling, hydraulic fracturing rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing and well control services. KLXE’s primary rentals and products include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, dissolvable plugs, composite plugs and accommodation units.

On July 24, 2020, KLXE stockholders approved an amendment to the amended and restated certificate of incorporation of KLXE (the “Reverse Stock Split Amendment”) to effect a reverse stock split of KLXE common stock at a ratio within a range of 1-for-5 and 1-for-10 (the “Reverse Stock Split”), as determined by KLXE’s board of directors (the “Board” or "Board of Directors"). The Board subsequently resolved to implement the Reverse Stock Split at a ratio of 1-for-5.

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

The consolidated financial statements for the period from February 1, 2020 to July 28, 2020 reflect only the historical results of the Company prior to the completion of the Merger. The prior year consolidated financial statements present the consolidated KLXE and QES financial position as of January 31, 2021. The consolidated statement of operations and the consolidated statement of cash flows for the fiscal year ended January 31, 2021 include QES’s results for the period July 29, 2020 through January 31, 2021. The consolidated financial statements for the transition period from February 1, 2021 to December 31, 2021 reflect the consolidated KLXE and QES results and the consolidated KLXE and QES financial position as of December 31, 2021.

Following the end of the Company's fiscal year ended January 31, 2021, the Company transitioned to a December 31 fiscal year-end date. As a result, this Form 10-KT is a transition report and includes financial information for the eleven-month period from February 1, 2021 to December 31, 2021 (the "Transition Period").

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

Segment Reporting

The Company changed its presentation of reportable segments related to the allocation of corporate overhead costs to reflect the presentation used by the company's chief operational decision-making group ("CODM") to make decisions about resources to be allocated to the Company’s reportable segments and to assess segment performance. Historically, and through July 31, 2020, the Company’s total corporate overhead costs were allocated and reported within each reportable segment. During the third quarter of 2020, the Company changed the corporate overhead allocation methodology to only include corporate costs incurred on behalf of its operating segments, which includes accounts payable, accounts receivable, insurance, audit, supply chain, health, safety and environmental and others. The remaining unallocated corporate costs are reported as a reconciling item in the Company’s segment reporting disclosures. See Note 16 for additional information. The change is reflected retroactively in the accompanying financial statements which resulted in a decrease to the total corporate overhead costs allocated to our three reportable segments for the fiscal year ended January 31, 2021 of $62.0.

The Company also changed its presentation of service offering revenues. Historically, and through July 31, 2020, the Company’s service offering revenues included revenues from the completion, production and intervention market types within segment reporting. During the third quarter of 2020, the Company changed the presentation of its service offering revenues by separately reporting a drilling market type revenue, which includes directional drilling, drilling accommodation units and related drilling support services. The reclassifications are retroactively reported in the Company’s segment reporting disclosures to reflect the drilling revenue change and use of the information by the Company’s CODM. For the fiscal year ended January 31, 2021, the total drilling revenues reported within segment reporting was $46.7.

These prior period changes in the Company’s corporate allocation method and service offering revenue disclosures have no net impact to the consolidated financial statements. The change better reflects the CODM’s philosophy on assessing performance and allocating resources as well as improves the Company’s comparability to its peer group.

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

Accounts Receivable, Net

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2021 and January 31, 2021 was $6.2 and $6.5, respectively.

Activity in our allowance for doubtful accounts during the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021 is set forth in the table below:

Allowance for doubtful accounts	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2021	$6.5	$0.3	$(0.6)	$6.2
January 31, 2021	$12.9	$2.0	$(8.4)	$6.5
(1) Accounts receivable balances written off during the period, net of recoveries.

Inventories

Inventories, made up primarily of dissolvable plugs, supplies, finished goods and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Reserves for excess and obsolete inventory were approximately $2.7 and $2.4 as of Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, respectively.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to forty years (or the lesser of the term of the lease for leasehold improvements, as appropriate). During the quarter ended October 31, 2021, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to one to three years, resulting in approximately $0.2 of incremental monthly depreciation on a prospective basis.

Goodwill and Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives.

As of December 31, 2021, the Company had three reporting units, which were determined based on the guidelines contained in FASB ASC Topic 350, Subtopic 20, Section 35. Each reporting unit constitutes a business, for which there is discrete financial information available that is regularly reviewed by the CODM.

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

For the fiscal year ended January 31, 2021, the Company determined goodwill was impaired and recorded goodwill impairment charges of $28.3. See Note 7 for additional information.

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases ASC Topic 842 effective February 1, 2021. We elected the modified retrospective transition method under ASC Topic 842 and as such information prior to February 1, 2021 has not been restated and continues to be reported under the accounting standards in effect for the period (ASC Topic 840-Leases). We carried forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single component, and exclude leases with an initial term of less than twelve months in the lease assets and liabilities. For leases entered into after February 1, 2021, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. We use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew; however, we typically cannot determine our intent to renew a lease with reasonable certainty at inception.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, there were $0.5 and $180.4 in impairments of long lived assets, respectively. See Note 7 for additional information.

Debt Issuance Costs

The Company capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to the Company’s $100.0 senior secured asset-based lending facility are presented net of amortization as a non-current asset. Debt issuance costs related to the Company’s $250.0 principal amount of 11.5% senior secured notes due 2025 is presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $0.9 and $1.3 for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, respectively.

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding restricted stock awards and restricted stock units. These potential common stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti‑dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, whereby share-based compensation cost is measured on the date of grant, based on the calculated fair value of the award and recognized as selling, general and administrative expenses in the consolidated statement of operations over the requisite service period. Compensation cost recognized during the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021 primarily related to grants of restricted stock and restricted stock units granted or approved by the Company’s Compensation Committee. See “Note 14 - Stock-Based Compensation” for additional information related to stock-based compensation.

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

Significant customers change from year to year depending on the level of E&P activity and the use of the Company’s services. During the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, no single customer accounted for more than 10% of the Company’s revenues.

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

The financial services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility (defined below) that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which currently has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

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

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of December 31, 2021 had a third-party accounts receivable balance, net of allowance, of $103.2. Topic 326 is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standard Update

Leases

In February 2016, FASB issued ASU 2016-02, Leases (“Topic 842”), which supersedes Topic 840, Leases. The ASU and subsequent amendments are designed to increase transparency and comparability among organizations with leasing activities. Topic 842 requires lessees to recognize, in its balance sheet, lease liabilities and right-of-use assets for all leases with a term greater than twelve months. Topic 842 also expands the required quantitative and qualitative disclosures surrounding leases. KLXE early adopted Topic 842 in the fourth quarter of fiscal 2021, with this new guidance effective as of February 1, 2021. The Company adopted Topic 842 using the modified retrospective approach codified in ASU 2018-11 under which the effective date of the requirements was the application date, with the comparative periods presented and disclosed in accordance with the legacy lease accounting requirements in Topic 840.
While the standard had a material impact on our consolidated balance sheets, it did not have a material impact on our consolidated statements of operations, consolidated statements of retained earnings and consolidated statements of cash flows. The most significant impact was the recognition of right-of-use ("ROU") assets and lease liabilities for operating leases totaling $66.2 and $64, respectively, while our accounting for finance leases remained substantially unchanged. The adoption of Topic 842 had no impact on the Company’s opening equity balance. The Company does not have any material leases where it serves in the role as a lessor.

The Company elected the following practical expedients upon the adoption of Topic 842:

~~•~~Transitional practical expedients package: An entity may elect to apply the listed practical expedients as a package to all the leases that commenced before the effective date. The practical expedients are:
◦The entity need not reassess whether any expired or existing contracts are or contain leases;
◦The entity need not reassess the lease classification for expired or existing contracts;
◦The entity need not reassess initial direct costs for any existing leases.
•Short-term lease recognition exemption: Leases with a term of twelve months or less constitute short-term leases and will not be recognized on the balance sheet for all classes of assets. The Company has elected the short-term lease recognition exemption for all classes of assets. The impact of this exemption is that short-term lease cost will be recognized on a straight-line basis over the term.
•Practical expedient to not separate lease and nonlease components: As an accounting policy election by class of underlying asset, a lessee can choose not to separate nonlease components from lease components, accounting for each separate lease component and the associated lease components as a single lease component. The Company has elected this practical expedient for all classes of assets.

The Company did not elect the use-of-hindsight practical expedient.
NOTE 3 - Business Combinations

QES Merger

On July 28, 2020, the Company completed the Merger with QES, a diversified provider of oilfield services to onshore oil and natural gas E&P     companies operating in the United States. The Merger purchase price was approximately $44.4 inclusive of cash paid to settle QES debt, comprised of 3.4 million shares of the Company’s common stock. Based on the Company’s preliminary purchase price allocation, the purchase price was less than the fair value of the identifiable assets acquired, which resulted in a $40.3 bargain purchase gain being recorded on the consolidated statements of operations for the year ended January 31, 2021. Based on the finalization of the purchase price allocation in the second quarter of 2021, the Company recorded a reduction in bargain purchase gain of $0.5 during the Transition Period ended December 31, 2021. In connection with the closing of the Merger, $9.7 in outstanding borrowings and associated fees and expenses of QES's five-year asset-based revolving credit agreement (the “QES ABL Facility”) were paid off. In addition, the Company assumed certain QES compensation agreements, including restricted stock units ("RSU"), with an estimated fair value of $2.0. Based on the service period related to the period prior to the acquisition date, $0.4 was allocated to the purchase price, and $1.6 relating to post-acquisition services will be recorded as operating expenses over the remaining requisite service periods. As of the Merger date, each unvested QES RSU was converted into a replacement KLXE RSU award at a conversion rate of 0.0969 and valued on July 28, 2020.

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

The following table presents merger and integration costs that were recorded for the eleven months ended December 31, 2021 and twelve months ended January 31, 2021 in the consolidated statements of operations by line item:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Cost of sales	$1.2	$3.4
Selling, general and administrative expenses	0.5	31.0
Lease termination costs (part of impairment and other charges)	0.6	5.3
Total merger and integration costs	$2.3	$39.7

As of December 31, 2021 and January 31, 2021 accrued lease termination costs were:

Beginning balance as of January 31, 2020	$—
Charged to costs and expenses	5.3
Deductions	(1.9)
Beginning balance as of January 31, 2021	3.4
Charged to costs and expenses	0.6
Deductions	(3.9)
Ending balance as of December 31, 2021	$0.1

The following table presents Merger and Integration costs that were recorded for the Transition Period ended December 31, 2021 in the consolidated statement of operations:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Merger costs	$—	$27.8
Integration costs	2.3	11.9
Total Merger and Integration Costs	$2.3	$39.7

NOTE 5 - Inventories, net

Inventories consisted of the following:

	December 31, 2021	January 31, 2021
Spare parts	$14.7	$13.5
Plugs	6.0	4.6
Consumables	2.4	2.8
Other	2.0	2.3
Subtotal	25.1	23.2
Provision for inventory obsolescence reserve	(2.7)	(2.4)
Total inventories, net	$22.4	$20.8

Inventories are made up primarily of composite and dissolvable plugs, supplies and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $2.7 and $2.4 as of December 31, 2021 and January 31, 2021, respectively.

During the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, the Company identified certain excess inventory of $0.7 and $1.2, respectively, which was written off to cost of sales in the consolidated statement of operations.

Activity in the reserve for inventory accounts during the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021 is set forth in the table below:

Reserve for inventory	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2021	$2.4	$2.2	$(1.9)	$2.7
January 31, 2021	$1.5	$1.8	$(0.9)	$2.4
(1) Reserve for inventory balances written off during the period, net of recoveries.

NOTE 6 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			December 31, 2021	January 31, 2021
Land, buildings and leasehold improvements	1	—	40	$38.9	$43.7
Machinery	1	—	20	211.4	221.8
Furniture and equipment	1	—	15	179.9	183.2
ROU assets - finance leases	1	—	20	16.5	—
Property and equipment				446.7	448.7
Less accumulated depreciation				280.1	245.0
				166.6	203.7
Construction in progress				4.4	—
Total property and equipment, net				$171.0	$203.7

Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation expense was $51.9 and $57.7 for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, respectively. Finance lease amortization expense was $3.4 and $1.4 for the Transition Period ended December 31, 2021 and the fiscal year ended January 31, 2021. During the quarter ended October 31, 2021, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to one to three years, resulting in approximately $0.2 of incremental monthly depreciation on a prospective basis.

Property, plant and equipment under finance leases included in the above are as follows:

	Useful Life (Years)			December 31, 2021
Land, buildings and leasehold improvements	20	—	20	$0.7
Machinery	1	—	8	15.8
Furniture and equipment				0.0
Property and equipment				16.5
Less accumulated amortization				4.0
Total property and equipment, net				$12.5

Assets Held for Sale

As of December 31, 2021, the Company’s consolidated balance sheet includes assets classified as held for sale of $1.9. The assets held for sale are reported within other current assets on the consolidated balance sheet and represent the value of two facilities. In light of the current market environment and as part of the ongoing integration of the QES business, the Company has consolidated operations within certain geographies rendering these locations unnecessary to support the efficient operations of the Company. These assets are being actively marketed for sale as of December 31, 2021 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 7 - Goodwill and Intangible Assets, Net

The following sets forth the intangible assets by major asset class, all of which were acquired through business purchase transactions:

		December 31, 2021			January 31, 2021
	Useful Life (Years)	Original Cost	Accumulated Amortization	Net Book Value	Original Cost	Accumulated Amortization	Net Book Value
Customer contracts and relationships (1)	10	$5.7	$3.5	$2.2	$5.7	$3.2	$2.5
Covenants not to compete	1.5 - 3	—	—	—	0.5	0.5	—
Total intangible assets		$5.7	$3.5	$2.2	$6.2	$3.7	$2.5
(1) The customer contracts and relationships intangible asset’s useful life was reduced from 20 to 10 years as of July 31, 2020.

Amortization expense associated with intangible assets was $0.3 and $4.0 for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, respectively. During the year ended January 31, 2021, accelerated amortization of $2.7 was recognized related to the Company’s customer contracts and relationships long-lived intangible. Due to the accelerated amortization of intangible assets, the Company does not expect to recognize future material amortization expense related to intangible assets. Actual future amortization expense may be different due to future acquisitions, impairments, changes in amortization periods or other factors.

During the second quarter 2020 review of the customer relationship intangible assets, an analysis of the future contributions to revenue from these customers resulted in forecast declines of approximately 50%. As a result of the review, the Company recognized a charge of $2.7 reflecting accelerated amortization to reduce the carrying value of its customer relationships intangible. The accelerated amortization charge is included in the consolidated statement of operations for the fiscal year ended January 31, 2021.

Goodwill and indefinite life intangible assets are tested for impairment annually or on an interim basis if events or circumstances indicate that the fair value of the asset has decreased below its carrying value. The oilfield service industry continued to experience a deterioration in demand during the fiscal year ended January 31, 2021. During the first quarter of 2020, the novel coronavirus (“COVID-19”) pandemic emerged and applied significant downward pressure on the global economy and oil demand and prices, leading North American operators to announce significant cuts to planned 2020 capital expenditures. The combination of the COVID-19 pandemic and supply concerns drove a steep drop in oil prices, which led to decreases in demand for the Company’s services and lower current and expected revenues for the Company.

Based on the impairment indicators above, the Company performed a goodwill and long-lived asset impairment analysis as of the April 30, 2020. The results of the impairment analysis concluded that the carrying amount of the long-lived assets exceeded the relative fair values of two of the reporting units asset groups. As a result, the Company recorded a $180.4 long-lived asset impairment charge, $39.2 related to intangible assets and $141.2 related to property and equipment, which is included in the consolidated statement of operations for the fiscal year ended January 31, 2021. This charge reflects $91.3 and $89.1 of the long-lived assets attributable to the Southwest and Northeast/Mid-Con segments, respectively. As part of its normal course of operations, the Company identified and recorded $0.5 of long-lived asset impairment in the Transition Period ended December 31, 2021.

Determining fair value requires the use of estimates and assumptions. Such estimates and assumptions include revenue growth rates, operating profit margins, weighted average cost of capital, terminal growth rates, future market share and future market conditions, among others. The Company’s cash flow projections were a significant input into the April 30, 2020 fair values. See Note 11 for additional information regarding the fair value determination. If the Company continues to be unable to achieve projected results or long-term projections are adjusted downward, it could negatively impact future valuations of the Company’s long-lived assets.

The valuation of the Company and its reportable segments’ goodwill impairment test was estimated using the guideline public company analysis and the discounted cash flow analysis, which were equally weighted in the fair value analysis. See Note 11 for additional information regarding the fair value determination. The results of the goodwill impairment test as of April 30, 2020 indicated that goodwill was impaired because the carrying value of the Rocky Mountains reporting unit exceeded its relative fair value. Accordingly, the Company recorded a $28.3 goodwill impairment charge, which is included in the consolidated statement of operations for the fiscal year ended January 31, 2021. This charge reflects the full value of the goodwill attributable to the Rocky Mountains segment, leaving the Company with no goodwill as of January 31, 2021. As the Company did not close any acquisitions during the Transition Period, there is no goodwill as of December 31, 2021.

The Company recorded a $28.3 goodwill impairment charge during the fiscal year ended January 31, 2021, which is included in the consolidated statements of operations. The charges reflect the full value of the goodwill attributable to the Rocky Mountains segment.

The changes in the carrying amount of goodwill for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021 are as follows:

Balance, January 31, 2020	$28.3
Goodwill impairment	(28.3)
Balance, January 31, 2021	—
Acquisitions	—
Balance, December 31, 2021	$—

NOTE 8 - Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2021	January 31, 2021
Accrued salaries, vacation and related benefits	$13.9	$14.3
Accrued property taxes	2.8	1.8
Accrued taxes other than property	3.0	2.6
Accrued lease termination costs	0.1	3.4
Accrued incentive compensation	1.5	1.9
Other accrued liabilities	2.8	5.2
Total accrued liabilities	$24.1	$29.2

NOTE 9 - Long-Term Debt

Outstanding long-term debt consisted of the following:

	December 31, 2021	January 31, 2021
Senior Secured Notes	$250.0	$250.0
ABL Facility	30.0	—
Total principal outstanding	280.0	250.0
Unamortized debt issuance costs	5.2	6.1
Total debt, net	$274.8	$243.9
As of December 31, 2021, long-term debt included $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, long-term debt related to the Notes as of December 31, 2021 was $244.8. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Interest expense amounted to $28.6 and $30.7 for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, respectively. Accrued interest related to the Notes as of December 31, 2021 and January 31, 2021 was $4.8 and $7.2, respectively.

As of December 31, 2021, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance. Unamortized deferred costs for the ABL Facility of $0.4 and $0.7 were recorded in other non-current assets as of December 31, 2021 and January 31, 2021, respectively.

Borrowings outstanding under the ABL Facility were $30.0 and $0.0 as of December 31, 2021 and January 31, 2021, respectively, and bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 4.75% on December 31, 2021. Interest expense amounted to $0.8 for the Transition Period ended December 31, 2021. Accrued interest under the ABL Facility was $0.2 as of December 31, 2021.

The financial services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility (defined below) that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which currently has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. During the third quarter of 2020, the Company included the acquired QES current asset collateral into the borrowing base formula used to calculate the Company’s borrowing availability. Availability under the ABL Facility is determined by the borrowing base formula calculated based on a percentage of our accounts receivable and inventory, net of a springing fixed charge coverage ratio (“FCCR”) holdback of $10.0. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. As of December 31, 2021, total availability under the ABL Facility was $42.4, and net availability was $32.4, after $10.0 FCCR holdback.

The ABL Facility includes a springing financial covenant which requires the Company’s springing fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15% of the borrowing base. At all times during the Transition Period ended December 31, 2021, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of December 31, 2021, the FCCR was below 1.0 to 1.0. The Company was in full compliance with its credit facility as of December 31, 2021.

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the ABL Facility were $5.0 at December 31, 2021. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

Maturities of long-term debt are as follows:

Years ending December 31,	Amount
2022	$—
2023	30.0
2024	—
2025	250.0
2026	—
Thereafter	—
Total maturities of long-term debt	$280.0

NOTE 10 - Leases

The Company, as part of its normal business operations, leases certain equipment, vehicles, manufacturing facilities, and office space under various operating and finance leases. We determine if an arrangement is or contains a lease at the lease inception date by evaluating whether the arrangement conveys the right to use an identified asset and whether the Company obtains substantially all of the economic benefits and has the ability to direct the use of the underlying asset. Leases with an initial term of twelve months or less meet the definition of a short-term lease and are not recorded on the balance sheet.

At the lease commencement date, the Company recognized a lease liability and an ROU asset representing its right to use the underlying asset over the lease term. The initial measurement of the lease liability is calculated on the basis of the present value of the remaining lease payments and the ROU asset is measured on the basis of this liability, adjusted by prepaid and accrued rent, lease incentives, and initial direct costs. The subsequent measurement of a lease is dependent on whether the lease is classified as an operating lease or a finance lease. Operating lease cost is recognized on a straight-line basis over the lease term, with the cost presented as a component of the Selling, general and administrative expenses line item in the Consolidated Statement of Operations. Finance lease cost is comprised of a separate interest component and amortization component and is presented as a component of the Interest expense, net and Depreciation and amortization line items, respectively, in the Consolidated Statement of Operations.

Certain of our leases require other payments such as costs related to service components, real estate taxes, common area maintenance, and insurance. These costs are generally variable in nature and based on the actual costs incurred and required by the lease. As the Company has elected to not separate lease and nonlease components for all classes of underlying asset, all variable costs associated with the lease are expensed in the period incurred and presented and disclosed as variable lease costs. The Company’s lease agreements do not contain any material residual value guarantees or material restrictive financial covenants.

As of the application date of Topic 842, our leases have remaining lease terms of one year to eight years, some of which include options to extend the leases for up to five years, and some of which include options to terminate the leases within one year. Options to extend a lease term are considered within the lease term when the lessee is reasonably certain to exercise the option while termination options are considered within the lease term when they are reasonably certain not to be exercised.

Topic ASC 842 requires that a lessee use the rate implicit in the lease when measuring the lease liability and ROU asset, when available. Alternatively, the Company is permitted to use its incremental borrowing rate which is defined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Since the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate when measuring its leases. We estimate our incremental borrowing rate to discount the lease payments based on information available at the lease commencement date.

The Company does not have any material leases that have not yet commenced that would create significant rights and obligations, nor does it have any leases with related parties. Additionally, the Company’s leases do not impose any restrictions or covenants on us.

The components of lease expense were as follows:

December 31, 2021
Operating lease fixed cost:	$9.2
Operating lease variable cost:	$4.9

Finance lease cost:
Amortization of ROU assets	$3.4
Interest on lease liabilities	0.5
Total finance lease cost	$3.9

Supplemental cash flow information related to leases was as follows:

December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$19.9
Operating cash flows for finance leases	2.6
Financing cash flows for finance leases	0.5

ROU assets obtained in exchange for lease obligations:
Operating leases(1)	$1.3
Finance leases	2.6
(1) Amount excludes the impact of adopting ASC 842 - See Note 2 for additional details.

Supplemental balance sheet information related to leases was as follows:

December 31, 2021
Operating Leases
Operating lease assets	$47.4

Current portion of operating lease obligations	$15.9
Long-term operating lease obligations	31.5
Total operating lease liabilities	$47.4

Finance leases
Property and equipment, net	$12.5
Total finance lease assets	$12.5

Current portion of finance lease obligations	$5.6
Long-term finance lease obligations	9.1
Total finance lease liabilities	$14.7

Weighted Average Remaining Lease Term
Operating leases (in years)	3.4
Finance leases (in years)	2.2

Weighted Average Discount Rate
Operating leases	5.0%
Finance leases	6.0%

Maturities of lease liabilities were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2022	$18.7	$7.9
2023	14.9	6.3
2024	13.0	3.8
2025	3.6	0.7
2026	2.3	0.6
Thereafter	1.1	0.0
Total lease payments	53.6	19.3
Less: imputed interest	6.2	4.6
Total	$47.4	$14.7

In accordance with the prior guidance, ASC 840, Leases, our leases were previously designated as either capital or operating. Previously designated capital leases are now considered finance leases under the new guidance, ASC 842, Leases, while the designation of operating leases remains substantially unchanged under the new guidance. The future minimum lease payments by fiscal year as determined prior to the adoption of ASC 842, Leases, under our previously designated capital and operating leases as disclosed in our Annual Report on Form 10-K for the fiscal year ended January 31, 2021, were as follows:

Years ending January 31,	Operating Leases	Capital Leases
2022	$22.6	$2.3
2023	19.7	2.1
2024	16.0	1.1
2025	10.3	0.6
2026	2.4	0.6
Thereafter	1.1	0.6
Total lease payments	$72.1	7.3
Less: imputed interest		1.0
Total		$6.3

NOTE 11 - Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $30.0 debt outstanding under the ABL Facility as of December 31, 2021. The fair value of the ABL Facility approximates its carrying value as of December 31, 2021.

The following tables present the placement in the fair value hierarchy of the Notes, based on market prices for publicly traded debt, as of December 31, 2021 and January 31, 2021:

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$136.3	$—	$136.3	$—
Total Senior Secured Notes	$136.3	$—	$136.3	$—

		Fair value measurements at reporting date using
	January 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$132.5	$—	$132.5	$—
Total Senior Secured Notes	$132.5	$—	$132.5	$—

During the fiscal year ended January 31, 2021, goodwill and long-lived assets, including certain property and equipment and purchased intangibles subject to amortization, were impaired as a result of the interim goodwill and long-lived asset impairment tests performed as of April 30, 2020. The goodwill Level 3 fair value was determined using the average of the guideline public company analysis and the discounted cash flow analysis, both of which were unobservable. The long-lived asset Level 3 fair value was determined using the discounted cash flow analysis using the market and income approaches, both of which were unobservable.

Fair value is measured as of the impairment date. The carrying value and fair values of the impaired assets as of April 30, 2020 was $194.0 and $52.8 for property and equipment, net, $28.3 and nil for goodwill, and $39.2 and nil for intangible assets, net, respectively. See Note 7 for a discussion of the changes in goodwill and long-lived asset values due to impairment charges recorded during the fiscal year ended January 31, 2021.

NOTE 12 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's ("Underwriters") to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense Policy. On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that certain blowout related expenses fall outside of policy coverage. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. We expect that the trustee will continue to pursue claims against Underwriters as well as preference and other claims to maximize the value of the Chapter 7 estate for the benefit of trade creditors. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

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

NOTE 13 - Employee Retirement Plans

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

On December 31, 2020, the KLX 401(k) Plan was terminated and its assets were transferred to the QES 401(k) Plan, which was renamed the KLX Energy Services Holdings, Inc. 401(k) Plan. After that date, participants would vest in discretionary matching contributions in an amount equal to 50% of the first 6% of an employee’s eligible compensation that is contributed to the 401(k) Plan based on a 3-year vesting schedule. Note that in the second quarter of 2021, the Company suspended the 401(k) Plan match, and then in the fourth quarter of 2021 reinstated it at a rate of 50% for the first 4%. Total expense for the Plans was $0.7 and $1.9 for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, respectively.

NOTE 14 - Stock-Based Compensation

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

During the two and eleven months ended December 31, 2021, the Company sold 250,289 and 1,380,505 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $1.1 and $6.6, respectively, through its at-the-market offering and paid fees to the sales agent and other legal and accounting fees to establish the Offering of $0.1 and $0.8, respectively.

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

Compensation cost recognized during the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021 related to grants of restricted stock granted by or approved by the Compensation Committee. Certain grants of restricted stock to directors and management accelerated in connection with the Merger on July 28, 2020, resulting in approximately $15.1 of stock-based compensation expense during the fiscal year ended January 31, 2021. As a result, stock-based compensation was $3.2 and $17.8 for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $6.8 at December 31, 2021 and $3.7 at January 31, 2021.

As of the date of the QES acquisition, each unvested QES restricted stock unit award was converted into a replacement KLXE restricted stock unit award at a conversion rate of 0.0969. Approximately 2.0 million shares of QES common stock subject to awards outstanding were converted to 0.2 million shares of common stock assumed by KLXE.

The Company also has a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. Because the ESPP did not have enough shares reserved to satisfy outstanding options to purchase during the offering period ended June 30, 2020, the Company refunded participants’ contributions. In addition, the Company agreed with QES to temporarily suspend the ESPP due to the Merger. As a result, compensation cost was nil for both the Transition Period ended December 31, 2021 and the fiscal year ended January 31, 2021. The Company’s stockholders approved an amendment to the ESPP at the Company’s annual meeting on July 24, 2020, for an increase of 0.3 million shares to the ESPP’s share reserve. As of December 31, 2021, the ESPP plan remained suspended.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding.

	Transition Period Ended			Fiscal Year Ended
	December 31, 2021			January 31, 2021
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)
Outstanding, beginning of period	248	$20.14	1.61	473	$118.75	2.63
Shares granted including QES	444	14.97		401	7.39
Shares vested	(106)	22.17		(398)	58.61
Shares forfeited	(46)	27.85		(228)	134.91
Outstanding, end of period	540	$14.95	2.50	248	$20.14	1.61
.

NOTE 15 - Income Taxes

Income tax expense consisted of the following:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Current:
Federal	$—	$—
State	0.3	0.5
Total current income tax expense	$0.3	$0.5
Deferred:
Federal	$—	$—
State	—	(0.1)
Total deferred income tax expense (benefit)	—	(0.1)
Total income tax expense	$0.3	$0.4

A reconciliation of income tax expense using the federal statutory income tax rate to the actual income tax consists of the following:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Income tax provision computed at the statutory federal rate	$(19.6)	$(69.7)
State income taxes, net of federal tax benefit	(2.8)	(12.0)
Change in valuation allowance	22.0	71.2
Non-taxable/non-deductible items	—	0.1
Stock based compensation	0.3	4.8
Non-deductible meals and entertainment	0.4	0.5
Officer compensation	—	1.6
Goodwill impairment	—	3.5
Acquisition costs	—	0.4
Total income tax expense	$0.3	$0.4

Income tax expense was $0.3 for the Transition Period ended December 31, 2021, relating to the Texas franchise tax, which reflects an effective tax rate of approximately (0.32)%. The Company did not recognize a tax benefit on its year-to-date losses due to the full valuation allowance recorded against its net deferred tax assets. The prior year income tax expense of $0.4 relates to the Texas franchise tax.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consisted of the following:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Deferred tax assets:
Accrued liabilities	$5.4	$6.7
Intangible assets	110.7	126.4
Net operating loss carryforward	153.4	128.4
Operating lease liabilities	11.5	—
Inventory capitalization	0.7	0.6
Interest expense limitation	7.1	—
	288.8	262.1
Deferred tax liabilities:
Bargain purchase gain	$(9.6)	$(9.7)
Operating lease assets	(10.7)	—
Other	(1.3)	(1.2)
Depreciation	(9.6)	(17.6)
	(31.2)	(28.5)
Net deferred tax asset before valuation allowance	$257.6	$233.6
Valuation allowance	(257.5)	(233.5)
Net deferred tax asset	$0.1	$0.1

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

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. As of December 31, 2021, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets as a result of historical losses, the difficulty of forecasting future taxable income, and other factors. Given the weight of objectively verifiable historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets, exclusive of $0.1 relating to the Texas franchise tax to which the Company expects to fully realize. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reversal. As of December 31, 2021 and January 31, 2021, the Company recorded valuation allowances of $257.5 and $233.5, respectively. The change in the valuation allowance from January 31, 2021 was an increase of $24.0, which is comprised of $22.0 current year activity and $2.0 from other activity.

Internal Revenue Code (IRC) Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company had an ownership change during 2020 and the Company's annual limitation of tax-effected federal net operating loss utilization under Section 382, is approximately $0.1. In addition, on July 28, 2020, the Company completed the all stock merger with QES, in which QES became a wholly owned subsidiary of the Company, triggering an ownership change under IRC Section 382. The ownership change resulted in an annual limitation of tax-effected federal net operating loss utilization of approximately $0.1 under Section 382 on QES tax attributes generated prior to the ownership change date, which begin to expire in 2029.

As of the transition period ended December 31, 2021, the Company had tax-effected U.S. federal net operating loss carryforwards of $137.5, which includes $106.5 of net operating losses subject to an IRC Section 382 limitation. For the fiscal year ended January 31, 2021, the Company had tax-effected U.S. federal net operating loss carryforwards of $117.1, which includes $105.3 of net operating losses subject to an IRC

Section 382 limitation. The Company also had tax-effected state net operating loss carryforwards of $15.9 for the transition period ended December 31, 2021, and $11.3 for the fiscal year ended January 31, 2021, which begin to expire for tax years ending in 2024.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company had no unrecognized tax benefits for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021.

The Company is subject to taxation in the United States and various states. Tax years that remain subject to examinations by major tax jurisdictions are generally open for tax years ending in 2019 and after.

In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has deferred the employer portion of FICA tax payments of $1.5 through December 31, 2021. This deferral is included on the consolidated balance sheet in accrued liabilities. The payment is due on December 31, 2022. The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

NOTE 16 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the CODM. As a result, Company has three reportable segments.

The following table presents revenues and operating (loss) earnings by reportable segment:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Revenues
Rocky Mountains	$118.2	$99.3
Southwest	160.9	83.6
Northeast/Mid-Con	157.0	93.9
Total revenues	436.1	276.8
Operating (loss) earnings (1)(2)
Rocky Mountains	(13.4)	(43.4)
Southwest	(15.4)	(120.0)
Northeast/Mid-Con	(8.7)	(116.0)
Corporate and other (1)(3)	(26.6)	(21.7)
Total operating loss	(64.1)	(301.1)
Interest expense, net	29.4	30.7
Loss before income tax	$(93.5)	$(331.8)
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
(2) Operating loss for the fiscal year ended January 31, 2021 includes impairment and other charges of $213.9 of which $92.3 was attributable to the Southwest segment, $28.3 was attributable to the Rocky Mountains segment, $90.9 was attributable to the Northeast/Mid-Con segment and $2.4 was attributable to Corporate and other.
(3) Includes reduction to bargain purchase gain of $0.5 during the Transition Period ended December 31, 2021. Includes bargain purchase gain of $40.3 during the fiscal year ended January 31, 2021.

The following table presents revenues by service offering by reportable segment:

	Transition Period Ended				Fiscal Year Ended
	December 31, 2021				January 31, 2021
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$9.5	$67.2	$46.6	$123.3	$3.2	$19.9	$23.6	$46.7
Completion	64.0	58.7	87.7	210.4	56.7	44.7	42.6	144.0
Production	29.3	20.1	10.2	59.6	25.9	7.9	11.6	45.4
Intervention	15.4	14.9	12.5	42.8	13.5	11.1	16.1	40.7
Total revenues	$118.2	$160.9	$157.0	$436.1	$99.3	$83.6	$93.9	$276.8

The following table presents total assets by segment:

	December 31, 2021	January 31, 2021(1)
Rocky Mountains	$127.7	$121.1
Southwest	134.4	91.6
Northeast/Mid-Con	97.6	98.1
Total	359.7	310.8
Corporate and other	28.0	51.9
Total assets	$387.7	$362.7
(1) See Note 7 for a discussion of the goodwill and long-lived asset impairment charge recorded during the fiscal year ended January 31, 2021.

The following table presents capital expenditures by reportable segment:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Rocky Mountains	$2.4	$4.2
Southwest	3.6	3.5
Northeast/Mid-Con	4.5	2.9
Corporate and other	0.5	1.6
Total capital expenditures	$11.0	$12.2

NOTE 17 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021, 0.0 and 0.3 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the Transition Period ended December 31, 2021 and fiscal year ended January 31, 2021 are as follows:

	Transition Period Ended	Fiscal Year Ended
	December 31, 2021	January 31, 2021
Net loss	$(93.8)	$(332.2)
(Shares in millions) (2)
Basic weighted average common shares	8.7	6.5
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	8.7	6.5

Basic net loss per common share (1) (2)	$(10.83)	$(50.86)
Diluted net loss per common share (1) (2)	$(10.83)	$(50.86)
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

Note 18 - Transition Period Comparative Data (Unaudited)

The following table presents certain comparative financial information for the eleven months ended December 31, 2020.

Eleven Months Ended
Consolidated Statement of Operations Data (in millions of U.S. dollars, except per share amounts):	December 31, 2020
Revenues	$247.4
Costs and expenses:
Cost of sales	230.5
Depreciation and amortization	55.6
Selling, general and administrative	78.2
Research and development costs	0.7
Impairment and other charges	213.5
Bargain purchase gain	(38.8)
Operating loss	(292.3)
Non-operating expense:
Interest expense, net	27.9
Loss before income tax	(320.2)
Income tax expense	0.3
Net loss	$(320.5)

Net loss per share-basic (1)	$(50.31)
Net loss per share-diluted (1)	$(50.31)
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

In connection with the preparation of this Transition Report on Form 10-K for the Transition Period ended December 31, 2021, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2021, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2021.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2021 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, including our principal executive officer and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2021. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2021, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers.

Officer	Age	Biography
Christopher J. Baker, President and Chief Executive Officer	49	Christopher J. Baker became the President and Chief Executive Officer of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Baker has served as: (i) President, Treasurer and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, and KLX Energy Services Inc.; (ii) President and Director of KLX Energy Services LLC; and (ii) Vice President of KLX Directional Drilling LLC, Centerline Trucking LLC, KLX Pressure Pumping LLC and KLX Wireline LLC. Previously, Mr. Baker served as President and Chief Executive Officer and as a member of the board of directors of QES from August 2019 through July 2020. Mr. Baker previously served as Executive Vice President and Chief Operating Officer of QES from its formation in 2017 until August 2019 and has served in the same role at Quintana Energy Services LP (“QES LP”) from November 2014 to July 2020. Mr. Baker previously served as Managing Director-Oilfield Services of the Quintana private equity funds, where he was responsible for sourcing, evaluating and executing oilfield service investments, as well as overseeing the growth of and managing and monitoring the activities of Quintana’s oilfield service portfolio companies beginning in 2008. Prior to joining Quintana, Mr. Baker served as an Associate with Citigroup Global Markets Inc.’s (“Citi”) Corporate and Investment Bank where he conducted corporate finance and valuation activities focused on structuring non-investment grade debt transactions in the energy sector. Prior to his time at Citi, Mr. Baker was Vice President of Operations for Theta II Enterprises, Inc. where he focused on project management of complex subsea and inland marine pipeline construction projects. Mr. Baker attended Louisiana State University, where he earned a B.S. in Mechanical Engineering, and Rice University, where he earned an M.B.A.

Max L. Bouthillette, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	53	Max L. Bouthillette became the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Bouthillette has served as: (i) Vice President, Secretary and Director (or Manager, as applicable) of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc.; and (ii) Vice President and Secretary of KLX Directional Drilling LLC, Centerline Trucking LLC, KLX Pressure Pumping LLC and KLX Wireline LLC. Previously, Mr. Bouthillette served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of QES since its formation in 2017 through July 2020. Mr. Bouthillette served on QES LP’s board of directors from April 2016 until July 2017 and Mr. Bouthillette served as QES LP’s Executive Vice President, General Counsel, Chief Compliance Officer and Secretary from July 2017 until February 2018. Prior to joining QES, Mr. Bouthillette was with Archer Limited, one of the QES principal stockholders, where he served as Executive Vice President and General Counsel from 2010 to 2017, as President of Archer’s operations in South and North America since 2016 and as a Director of several of its affiliates. Mr. Bouthillette has more than 24 years of legal experience for oilfield services companies, and previously served as Chief Compliance Officer and Deputy General Counsel for BJ Services from 2006 to 2010, as a partner with Baker Hostetler LLP from 2004 to 2006 and with Schlumberger in North America (Litigation Counsel), Asia (OFS Counsel) and Europe (General Counsel Products) from 1998 to 2003. Mr. Bouthillette holds a B.B.A in Accounting from Texas A&M University and a Juris Doctor from the University of Houston Law Center.

Keefer M. Lehner, Executive Vice President and Chief Financial Officer	36	Keefer M. Lehner became the Executive Vice President and Chief Financial Officer of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Lehner has served as: (i) Vice President and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc; and (ii) Vice President of KLX Directional Drilling LLC, Centerline Trucking LLC, KLX Pressure Pumping LLC and KLX Wireline LLC. Previously, Mr. Lehner served as Executive Vice President and Chief Financial Officer of QES since its formation in 2017 through July 2020. Mr. Lehner served in that same role at QES LP from January 2017 to July 2020 and previously served as the Vice President, Finance and Corporate Development of QES LP’s general partner from November 2014 to July 2020. Mr. Lehner previously served in various positions at the Quintana private equity funds (“Quintana”), including Vice President, from 2010 to 2014, where he was responsible for sourcing, evaluating and executing investments, as well as managing and monitoring the activities of Quintana’s portfolio companies. During his tenure at Quintana, Mr. Lehner monitored and advised the growth of the predecessors to QES. Prior to joining Quintana in 2010, Mr. Lehner worked in the investment banking division of Simmons & Company International, where he focused on mergers, acquisitions and capital raises for public and private clients engaged in all facets of the energy industry. Mr. Lehner attended Villanova University, where he earned a B.S.B.A. in Finance.

Our Board of Directors

The following table sets forth information regarding our directors.

Director	Age	Biography

John T. Collins	75
John T. Collins has been a Director of KLXE since September 2018 and served as the non-Executive Chairman of the Board upon the completion of the Merger in July 2020 until June 2021. Previously, Mr. Collins served as the Chairman of the Board from May 2020 to July 2020. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in the industry. From 1992 to 2017, Mr. Collins was the Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies. Mr. Collins currently serves on the board of directors for Federated Funds, Inc., and has done so since 2011, and he has also served on the board of directors for several public companies, including Bank of America Corp. and FleetBoston Financial. In addition, Mr. Collins has served as Chairman of the Board of Trustees of his alma mater, Bentley University. Our Board benefits from Mr. Collins’s many years of experience in the management, acquisition and development of several companies.

Gunnar Eliassen	36	Gunnar Eliassen became a Director of KLXE upon the completion of the Merger in July 2020. Previously, Mr. Eliassen served on the QES Board since the company’s formation in 2017 through July 2020. Mr. Eliassen served on the board of directors of the general partner of QES LP from January 2017 until July 2020. Mr. Eliassen serves on the board of directors of and has been employed by Seatankers Services (UK) LLP, an affiliated company of Geveran Investment Limited and its affiliates (“Geveran”), since 2016, where he is responsible for overseeing and managing various public and private investments. Mr. Eliassen is also currently a director and restructuring steering committee member of Seadrill Limited and a director at Seadrill Partners LLC. Mr. Eliassen’s past experience includes his role as Partner at Pareto Securities (New York), where he worked from 2011 to 2015 and was responsible for execution of public and private capital markets transactions with emphasis on the energy sector. Mr. Eliassen received a Master in Finance from the Norwegian School of Economics. Our Board benefits from Mr. Eliassen’s extensive experience with public and private investments, including investments in the oil and natural gas industry.

Richard G. Hamermesh	74
Richard G. Hamermesh has been the non-Executive Chairman of the Board since June 2021 and a Director since September 2018. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. From July 2015 until June 2020, Dr. Hamermesh was a Senior Fellow at the Harvard Business School, where he additionally was the M.B.A. Class of 1961 Professor of Management Practice from 2002 to 2015. From 1987 to 2001, he was a co-founder and a Managing Partner of The Center for Executive Development, an executive education and development consulting firm. From 1976 to 1987, Dr. Hamermesh was a member of the faculty of Harvard Business School. He is also an active investor and entrepreneur, having participated as a principal, director and investor in the founding and early stages of more than 15 organizations. Dr. Hamermesh has served as a member of the board of directors of SmartCloud, Inc. since 2014. Additionally, Dr. Hamermesh has served as a director and Chairman of the board of Qtection LLC since April 2020 and has served as director and Chairman of the board of Rhinostics, Inc. since September 2020. Dr. Hamermesh was a director of B/E Aerospace, Inc. until its sale to Rockwell Collins in April 2017, and a director of Rockwell Collins from April 2017 until its sale to United Technologies Corporation in November 2018. Our Board benefits from Dr. Hamermesh’s education and business experience as co-founder of a leading executive education and consulting firm, as president, founder, director and co-investor in over 15 early stage businesses, and his 28 years as a Professor of Management Practice at Harvard Business School, where he has led M.B.A. candidates through thousands of business case studies, as well as his intimate knowledge of our business and industry.

Thomas P. McCaffrey	67	Thomas P. McCaffrey has served as a member of the Board since May 2020. Mr. McCaffrey served as Chairman of the Integration Committee of the Board upon completion of the Merger until the Committee was disbanded in December 2020. From May 1, 2020 until July 28, 2020, Mr. McCaffrey served as President and Director of KLX RE Holdings LLC. Mr. McCaffrey previously served as President, Chief Executive Officer and Chief Financial Officer of KLXE, from April 30, 2020 through the completion of the Merger. Previously, Mr. McCaffrey served as Senior Vice President and Chief Financial Officer of KLXE from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and served as a member of various committees and is currently Chairman of its Audit Committee and as a member of several of its committees. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of the Company’s business and industry, and strategic planning experience.

Corbin J. Robertson, Jr.	74	Corbin J. Robertson, Jr. became a Director upon the completion of the Merger in July 2020. Previously, Mr. Robertson served as Chairman of the QES Board since the company’s formation in 2017 through July 2020. Mr. Robertson has served as Chairman of the board of directors of the general partner of QES LP since the board was established. Mr. Robertson has also served as Chief Executive Officer and Chairman of the board of directors of GP Natural Resource Partners LLC since 2002. He has served as the Chief Executive Officer and Chairman of the board of directors of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992, Quintana Minerals Corporation since 1978 and as Chairman of the board of directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, L.P. (“Quintana”), Chairman of the board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, Baylor College of Medicine and the World Health and Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson attended the University of Texas at Austin where he earned a B.B.A. from the Business Honors Program. Our Board benefits from Mr. Robertson’s extensive industry experience, his extensive experience with oil and gas investments and his board service for several companies in the oil and natural gas industry.

Dag Skindlo	53	Dag Skindlo has been a Director since the completion of the Merger in July 2020. Previously, Mr. Skindlo served on the QES Board since its formation in 2017 and served on the board of directors of the general partner of QES LP since April 2016. Mr. Skindlo has served as member of the board of directors and as the Chief Executive Officer for Archer Limited, one of our Principal Stockholders, since March 2020, and he previously served as a director and the Chief Financial Officer of Archer Limited from April 2016 until March 2020. Mr. Skindlo is a business-oriented executive with 25 years of oil and natural gas industry experience. Mr. Skindlo joined Schlumberger in 1992 where he held various financial and operational positions. Mr. Skindlo then joined the Aker Group of companies in 2005, where his experience from Aker Kvaerner, Aker Solutions and Kvaerner includes both global CFO roles and Managing Director roles for several large industrial business divisions. Prior to joining Archer Well Company Inc. in 2016, Mr. Skindlo was with private equity group HitecVision, where he served as CEO for Aquamarine Subsea. Mr. Skindlo earned a Master of Science in Economics and Business Administration from the Norwegian School of Economics and Business Administration (NHH). We believe Mr. Skindlo is qualified to continue serve on the Board due to his vast business experience, having founded and served as a director and as an officer of multiple companies, both private and public, and his service on the boards of numerous non-profit organizations.

John T. Whates, Esq.	74	John T. Whates, Esq. has served as a member of the Board since September 2018. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the board of directors of Dynamic Healthcare Systems, Inc., was a member of the board of directors of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the Compensation Committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’s extensive experience, multi-dimensional educational background, and thorough knowledge of the Company’s business and industry.

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

The remaining information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the transition period ended December 31, 2021.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the transition period ended December 31, 2021.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the transition period ended December 31, 2021.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the transition period ended December 31, 2021.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No 34.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2022 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the transition period ended December 31, 2021.

PART IV

ITEM 15.	EXHIBITS

1.1
Equity Distribution Agreement, dated June 14, 2021, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on June 14, 2021).

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

3.2
Fourth Amended and Restated Bylaws of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of the Company’s Current Report on Form 8-K, filed on September 9, 2021, File No. 001-38609).

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

4.1.3
Third Supplemental Indenture, dated August 25, 2020, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 11, 2021, File No. 001-38609)..

4.2	Form of 11.500% Senior Secured Notes due 2025 (included in Exhibit 4.1).
4.3
Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed on April 28, 2021, File No. 001-38609).

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

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President and Chief Executive Officer
Date:	March 11, 2022

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 11, 2022.

Signature

/s/ Christopher J. Baker	President and Chief Executive Officer (Principal Executive Officer)
Christopher J. Baker

/s/ Keefer M. Lehner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keefer M. Lehner

/s/ Geoffrey C. Stanford	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Geoffrey C. Stanford

/s/ Richard G. Hamermesh	Chairman of the Board of Directors
Richard G. Hamermesh

/s/ John T. Whates	Director and Chairman of the Audit Committee
John T. Whates

/s/ Gunnar Eliassen	Director and Chairman of the Nominating and Corporate Governance Committee
Gunnar Eliassen

/s/ Corbin J. Robertson, Jr.	Director and Chairman of the Compensation Committee
Corbin J. Robertson, Jr.

/s/ Dag Skindlo	Director
Dag Skindlo

/s/ John T. Collins	Director
John T. Collins

/s/ Thomas P. McCaffrey	Director
Thomas P. McCaffrey