Form 10-Q
period 2022-03-31
KLX Energy Services Holdings, Inc.
filed 2022-05-13
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2022

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

The registrant has one class of common stock, $0.01 par value, of which 11,689,384 shares were outstanding as of May 6, 2022.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares)
(Unaudited)

	March 31, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$19.4	$28.0
Accounts receivable–trade, net of allowance of $6.2 and $6.2	107.0	103.2
Inventories, net	24.3	22.4
Other current assets	11.4	11.1
Total current assets	162.1	164.7
Property and equipment, net	168.4	171.0
Operating lease assets	44.6	47.4
Intangible assets, net	2.1	2.2
Other assets	2.3	2.4
Total assets	$379.5	$387.7
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$71.9	$72.1
Accrued interest	12.3	5.0
Accrued liabilities	24.9	24.1
Current portion of operating lease obligations	15.3	15.9
Current portion of finance lease obligations	6.7	5.6
Total current liabilities	131.1	122.7
Long-term debt	275.1	274.8
Long-term operating lease obligations	29.0	31.5
Long-term finance lease obligations	11.1	9.1
Other non-current liabilities	0.4	1.0
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ deficit:
Common stock, $0.01 par value; 110.0 authorized; 11.4 and 10.5 issued	0.1	0.1
Additional paid-in capital	482.5	478.1
Treasury stock, at cost, 0.4 shares and 0.3 shares	(4.6)	(4.3)
Accumulated deficit	(545.2)	(525.3)
Total stockholders’ deficit	(67.2)	(51.4)
Total liabilities and stockholders' deficit	$379.5	$387.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended
	March 31, 2022	April 30, 2021
Revenues	$152.3	$90.8
Costs and expenses:
Cost of sales	135.0	88.7
Depreciation and amortization	13.7	15.4
Selling, general and administrative	15.0	14.9
Research and development costs	0.1	0.1
Impairment and other charges	—	0.6
Operating loss	(11.5)	(28.9)
Non-operating expense:
Interest expense, net	8.3	7.8
Loss before income tax	(19.8)	(36.7)
Income tax expense	0.1	0.1
Net loss	$(19.9)	$(36.8)

Net loss per share-basic	$(1.98)	$(4.41)
Net loss per share-diluted	$(1.98)	$(4.41)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Three Months Ended March 31, 2022 and April 30, 2021
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Restricted stock, net of forfeitures	0.2	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of common stock, net of cost	0.7	—	3.7	—	—	3.7
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at March 31, 2022	11.4	$0.1	$482.5	$(4.6)	$(545.2)	$(67.2)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity (Deficit)
	Shares	Amount
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Adjustment to beginning period Retained Earnings as a result of Topic 842 adoption	—	—	—	—	1.6	1.6
Restricted stock, net of forfeitures	0.5	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Net loss	—	—	—	—	(36.8)	(36.8)
Balance at April 30, 2021	9.1	$0.1	$469.9	$(4.3)	$(468.3)	$(2.6)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31, 2022	April 30, 2021
Cash flows from operating activities:
Net loss	$(19.9)	$(36.8)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	13.7	15.4
Impairment and other charges	—	0.6
Non-cash compensation	0.7	0.8
Amortization of deferred financing fees	0.3	0.3
Provision for inventory reserve	0.1	—
Gain on disposal of property, equipment and other	(2.0)	(1.8)
Changes in operating assets and liabilities:
Accounts receivable	(3.8)	(3.2)
Inventories	(2.0)	(0.2)
Other current and non-current assets	4.2	2.8
Accounts payable	(1.5)	6.6
Other current and non-current liabilities	4.0	4.2
Net cash flows used in operating activities	(6.2)	(11.3)
Cash flows from investing activities:
Purchases of property and equipment	(5.8)	(2.2)
Proceeds from sale of property and equipment	2.6	6.1
Net cash flows (used in) provided by investing activities	(3.2)	3.9
Cash flows from financing activities:
Purchase of treasury stock	(0.3)	(0.3)
Proceeds from stock issuance, net of costs	3.0	—
Payments on finance lease obligations	(1.5)	(0.5)
Change to financed payables	(0.4)	(1.0)
Net cash flows provided by (used in) financing activities	0.8	(1.8)
Net decrease in cash and cash equivalents	(8.6)	(9.2)
Cash and cash equivalents, beginning of period	28.0	47.1
Cash and cash equivalents, end of period	$19.4	$37.9

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$—	$(0.2)
Interest	0.7	0.2
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$1.3	$2.5

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – U.S. dollars in millions, except per share data)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE” or “KLX Energy Services”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in major active basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for technically demanding wells in over 60 service and support facilities located throughout the United States.

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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full fiscal year 2022 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Company’s 2021 Transition Report on Form 10-K filed with the SEC on March 14, 2022.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

NOTE 2 - Recent Accounting Pronouncements

Accounting Standard Updates not yet Adopted

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

The financial services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility (defined below) that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which as of March 31, 2022 has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

In June 2016, FASB issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of March 31, 2022 had a third-party accounts receivable balance, net of allowance, of $107.0. Topic 326 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Recently Adopted Accounting Standard Updates

In December 2019, FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify aspects of income tax approach for intraperiod tax allocations when there is a loss from continuing operations and income or a gain from other items, and to provide a general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Topic 740 also provides guidance to simplify how an entity recognizes a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and evaluations of when step ups in the tax basis of goodwill should be considered part of a business combination. Companies should also reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted Topic 740 in the first quarter of fiscal year 2022. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	March 31, 2022	December 31, 2021
Spare parts	$15.9	$14.7
Plugs	6.0	6.0
Consumables	2.8	2.4
Other	2.4	2.0
Subtotal	27.1	25.1
Inventory reserve	(2.8)	(2.7)
Total inventories	$24.3	$22.4

Inventories are made up of spare parts, composite and dissolvable plugs and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of obsolescence reserves of $2.8 and $2.7 as of March 31, 2022 and December 31, 2021, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			March 31, 2022	December 31, 2021
Land, buildings and improvements	1	—	40	$38.9	$38.9
Machinery	1	—	20	215.2	211.4
Furniture and equipment	1	—	15	181.0	179.9
ROU assets - finance leases	1	—	20	20.3	16.5
Total property and equipment				455.4	446.7
Less accumulated depreciation				290.8	280.1
				164.6	166.6
Construction in progress				3.8	4.4
Property and equipment, net				$168.4	$171.0

Depreciation expense related to owned fixed assets was $12.1 and $15.0 for the three months ended March 31, 2022 and April 30, 2021, respectively. Finance lease amortization expense was $1.5 and $0.3, respectively, for the three months ended March 31, 2022 and April 30, 2021.

Assets Held for Sale

As of March 31, 2022, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $1.9. The assets held for sale are reported within other current assets on the condensed consolidated balance sheet and represent the value of two operational facilities and select equipment. These assets were being actively marketed for sale as of March 31, 2022 and were recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	March 31, 2022	December 31, 2021
Senior Secured Notes	$250.0	$250.0
ABL Facility	30.0	30.0
Total principal outstanding	280.0	280.0
Unamortized debt issuance costs	4.9	5.2
Total debt, net	$275.1	$274.8
As of March 31, 2022, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Notes, total debt related to the Notes as of March 31, 2022 was $245.1. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Notes was $12.0 as of March 31, 2022.

As of March 31, 2022, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15.0% of the line cap. At all times during the three months ended March 31, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of March 31, 2022, the FCCR was below 1.0 to 1.0, and the Company was in full compliance with its credit facility.

Borrowings outstanding under the ABL Facility were $30.0 as of March 31, 2022 and bear interest at a rate equal to LIBOR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 5.0% on March 31, 2022. Total letters of credit outstanding under the ABL Facility were $5.0 both at March 31, 2022 and at December 31, 2021. Accrued interest under the ABL Facility was $0.3 as of March 31, 2022.

The financial services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which as of March 31, 2022 has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

We have total funds available of $47.6 and net funds available of $35.2, after $12.4 FCCR holdback, on the March 31, 2022 borrowing base certificate.

NOTE 6 - Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $30.0 debt outstanding under the ABL Facility as of March 31, 2022. The fair value of the ABL Facility approximates its carrying value as of March 31, 2022.

The following tables present the placement in the fair value hierarchy of the Notes, based on market prices for publicly traded debt, as of March 31, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	March 31, 2022	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$166.3	$—	$166.3	$—
Total Senior Secured Notes	$166.3	$—	$166.3	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$136.3	$—	$136.3	$—
Total Senior Secured Notes	$136.3	$—	$136.3	$—

NOTE 7 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

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

NOTE 8 - Stockholders' Deficit

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

During the three months ended March 31, 2022, the Company sold 695,377 shares of Common Stock for gross proceeds of approximately $3.7 and paid legal and administrative fees of $0.1. Note that $0.6 of the gross proceeds is included on the condensed consolidated balance sheet in other current assets.

Stock-Based Compensation

The Company has a Long-Term Incentive Plan (“LTIP”) under which the compensation committee of the Board of Directors (the “Board”) of the Company (the “Compensation Committee”) has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards. Compensation cost for the LTIP grants is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

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

Compensation cost recognized during the three months ended March 31, 2022 and April 30, 2021 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.7 and $0.8 for the three months ended March 31, 2022 and April 30, 2021, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $6.0 at March 31, 2022.
NOTE 9 - Income Taxes

Income tax expense was $0.1 and $0.1 for the three months ended March 31, 2022 and April 30, 2021, respectively, and was comprised primarily of state and local taxes. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a tax benefit on its year-to-date losses.

In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has deferred the employer portion of FICA tax payments of $2.0 through March 31, 2022. This deferral is included on the condensed consolidated balance sheet in accrued liabilities. The payment is due by December 31, 2022.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

NOTE 10 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins), the Southwest Region (the Permian Basin and the Eagle Ford Shale) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group ("CODM"). As a result, the Company has three reportable segments.

The following table presents revenues and operating loss by reportable segment:

	Three Months Ended
	March 31, 2022	April 30, 2021
Revenues
Rocky Mountains	$43.3	$24.3
Southwest	51.9	38.0
Northeast/Mid-Con	57.1	28.5
Total revenues	152.3	90.8
Operating loss
Rocky Mountains	(0.8)	(7.1)
Southwest	(0.4)	(7.5)
Northeast/Mid-Con	(0.8)	(6.8)
Corporate and other	(9.5)	(7.5)
Total operating loss	(11.5)	(28.9)
Interest expense, net	8.3	7.8
Loss before income tax	$(19.8)	$(36.7)

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	March 31, 2022				April 30, 2021
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$3.7	$23.6	$15.6	$42.9	$1.1	$14.5	$9.2	$24.8
Completion	25.5	17.5	33.9	76.9	14.2	16.1	14.4	44.7
Production	9.0	5.7	3.2	17.9	5.6	4.0	2.4	12.0
Intervention	5.1	5.1	4.4	14.6	3.4	3.4	2.5	9.3
Total revenues	$43.3	$51.9	$57.1	$152.3	$24.3	$38.0	$28.5	$90.8
The following table presents capital expenditures by reportable segment:

	Three Months Ended
	March 31, 2022	April 30, 2021
Rocky Mountains	$1.6	$0.7
Southwest	1.6	0.8
Northeast/Mid-Con	2.6	0.7
Corporate and other	—	—
Total capital expenditures	$5.8	$2.2

The following table presents total assets by segment:

	March 31, 2022	December 31, 2021
Rocky Mountains	$128.3	$127.7
Southwest	133.5	134.4
Northeast/Mid-Con	98.2	97.6
Total	360.0	359.7
Corporate and other	19.5	28.0
Total assets	$379.5	$387.7

NOTE 11 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended March 31, 2022 and April 30, 2021, 0.4 and 0.4 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three months ended March 31, 2022 and April 30, 2021 are as follows:

	Three Months Ended
	March 31, 2022	April 30, 2021
Net loss	$(19.9)	$(36.8)
(Shares in millions)
Basic weighted average common shares	10.1	8.3
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	10.1	8.3

Basic net loss per common share	$(1.98)	$(4.41)
Diluted net loss per common share	$(1.98)	$(4.41)
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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the headings “Risk

Factors” in our Transition Report on Form 10-K for the fiscal year ended December 31, 2021 and in this Quarterly Report, including the following factors:

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
•our credit profile and our ability to renew or refinance our indebtedness;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in millions, except per share data)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report as well as our Transition Report on Form 10-K for the fiscal year ended December 31, 2021. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2022, as compared to our results of operations for the three months ended April 30, 2021. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley, a premier provider of large diameter coiled tubing services, further enhancing our completions business. We successfully completed the integration of the Motley business during fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. In March 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent region, providing fishing, non-hydraulic fracturing high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Tecton and Red Bone businesses during fiscal 2019. We acquired QES during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of diversified oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

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

After closing the Merger, the Company has focused on integrating personnel, facilities, processes and systems across all functional areas of the organization. Additional synergies may be realized as management continues to rationalize operational facilities and align common roles, processes and systems throughout each function and region. The Merger also enhanced the Company’s ability to effect further industry consolidation.

Looking ahead, the Company expects to continue to evaluate strategic, accretive consolidation opportunities that further strengthen the Company’s competitive positioning and capital structure and drive efficiencies, accelerate growth and create long‑term stockholder value.

Company Overview

We serve many of the leading companies engaged in the exploration and development of onshore conventional and unconventional oil and natural gas reserves in the United States. Our customers are primarily large independent and major oil and gas companies. We currently support these customer operations from over 60 service facilities located in the key major shale basins. We operate in three segments on a geographic basis, including the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins), the Southwest Region (the Permian Basin, Eagle Ford Shale and the Gulf Coast as well as in industrial and petrochemical facilities) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). Our revenues, operating earnings and identifiable assets are primarily attributable to these three reportable geographic segments. While we manage our business based upon these geographic groupings, our assets and our technical personnel are deployed on a dynamic basis across all of our service facilities to optimize utilization and profitability.

These expansive operating areas provide us with access to a number of nearby unconventional crude oil and natural gas basins, both with existing customers expanding their production footprint and third parties acquiring new acreage. Our proximity to existing and prospective customer activities allows us to anticipate or respond quickly to such customers’ needs and efficiently deploy our assets. We believe that our strategic geographic positioning will benefit us as activity increases in our core operating areas. Our broad geographic footprint provides us with exposure to the ongoing recovery in drilling, completion, production and intervention related service activity and will allow us to opportunistically pursue new business in basins with active drilling environments.

We work with our customers to provide engineered solutions across the lifecycle of the well by streamlining operations, reducing non-productive time and developing cost effective solutions and customized tools for our customers’ challenging service needs, including their technically complex extended reach horizontal wells. We believe future revenue growth opportunities will continue to be driven by increases in the number of new customers served and the breadth of services we offer to existing and prospective customers.

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development ("R&D") organization and, in selected instances, by our technology partners to develop tools covered by 29 patents and 7 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

We utilize contract manufacturers to produce our products which, in many cases, our engineers have developed from input and requests from our customers and customer-facing managers, thereby maintaining the integrity of our intellectual property while avoiding manufacturing startup and maintenance costs. This approach leverages our technical strengths, as well as those of our technology partners. These services and related products are modest in cost to the customer relative to other well construction expenditures but have a high cost of failure and are, therefore, critical to our customers’ outcomes. We believe our customers have come to depend on our decades of field experience to execute on some of the most challenging problems they face. We believe we are well positioned as a company to service customers when they are drilling and completing complex wells, and remediating both newer and older legacy wells.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. Market demand for our services is experiencing a recovery from the lows of the last two years that were heavily impacted by the COVID-19 pandemic. While the pandemic continues to affect the global economy, overall industrial activity is experiencing growth in the first quarter of 2022. This recent trend is buoyed by lower COVID-19 cases, fiscal and monetary stimulus policies, and pent-up demand for goods and services. The ongoing Russian invasion of Ukraine has contributed to a growing price resurgence for crude oil and is a major factor behind the increased demand for drilling, completion and production activities.

So far in fiscal year 2022, West Texas Intermediate ("WTI") prices have increased an incremental 33.5% from January 1 to March 31. In response to the rising oil prices and as a response to the energy crisis resulting from the Russian-Ukrainian war, the United States has continued to increase drilling and completion activity levels. As of March 31, 2022, U.S. rig count was up to 670, an increase of 14.3% since December 31, 2021.

During the quarter ended March 31, 2022, the Producer Price Index as measured by the Bureau of Labor Statistics increased by 3.9%. In line with this trend, we have experienced higher costs for goods used in providing services to our customers. In addition, we face increased competition for labor, as turnover in the industry is still fairly high. We are spending more to attract and retain employees in the field, especially as we are planning for robust growth for the remainder of this fiscal year. At the same time, we have seen increased demand for our services, which has allowed us to implement price increases with our customers across all regions.

The Company remains focused on building a leaner and more profitable set of service offerings, which has allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA. We have taken, and are continuing to take, steps to reduce costs, including reductions in capital expenditures, as well as other workforce rightsizing and ongoing cost initiatives.

We believe our diverse product and service offerings uniquely positions KLXE to respond to a rapidly evolving marketplace where we can provide a comprehensive suite of engineered solutions for our customers with one call and one master services agreement.

How We Generate Revenue and the Costs of Conducting Our Business

Our business strategy seeks to generate attractive returns on capital by providing differentiated services and prudently applying our cash flow to select targeted opportunities, with the potential to deliver high returns that we believe offer superior margins over the long-term. Our services generally require equipment that is less expensive to maintain and is operated by a smaller staff than many other oilfield service providers. As part of our returns-focused approach to capital spending, we are focused on efficiently utilizing capital to develop new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment.

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across the major basins, while maintaining sufficient operating liquidity and prudently managing our capital expenditures.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. Historically, we believe our services have generated margins superior to our competitors based upon the differential quality of our performance, and that these margins would contribute to future cash flow generation. The required investment in our business includes both working capital (principally for accounts receivable, inventory and accounts payable growth tied to increasing activity and revenues) and capital expenditures for both maintenance of existing assets and ultimately growth when economic returns justify the spending.

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

Results of Operations
Three Months Ended March 31, 2022 Compared to Three Months Ended April 30, 2021

Revenue. The following is a summary of revenue by segment:

	Three Months Ended
	March 31, 2022	April 30, 2021	% Change
Revenue:
Rocky Mountains	$43.3	$24.3	78.2%
Southwest	51.9	38.0	36.6%
Northeast/Mid-Con	57.1	28.5	100.4%
Total revenue	$152.3	$90.8	67.7%

For the quarter ended March 31, 2022, revenues were $152.3, an increase of $61.5, or 67.7%, as compared with the prior year period. Rocky Mountains segment revenue increased by $19.0, or 78.2%, Southwest segment revenue increased by $13.9, or 36.6%, and Northeast/Mid-Con segment revenues increased by $28.6, or 100.4%. The increase in Rocky Mountains revenue was driven by an increase across service lines, most prominently in pump down perforating, coiled tubing and directional drilling. The increase in Southwest revenue was primarily driven by a similar increase across service lines, with directional drilling and coiled tubing experiencing the largest increases. The two-fold increase of Northeast/Mid-Con revenue was due to a large increase in frac activity in the region.

On a product line basis, drilling, completion, production and intervention services contributed approximately 28.2%, 50.5%, 11.7% and 9.6%, respectively, to revenue for the three months ended March 31, 2022. Drilling, completion, production and intervention services revenues increased by approximately $18.1, $32.2, $5.9 and $5.3, respectively, as compared to the three months ended April 30, 2021.

Cost of sales. For the quarter ended March 31, 2022, cost of sales were $135.0, or 88.6% of sales, as compared to the three months ended April 30, 2021 of $88.7, or 97.7% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the quarter. Additionally, the Company experienced inflationary pressures in raw materials and finished goods, but price increases offset the inflationary pressure.

Selling, general and administrative expenses. For the quarter ended March 31, 2022, selling, general and administrative (“SG&A”) expenses were $15.0, or 9.8% of revenues, as compared with $14.9, or 16.4% of revenues, in the prior year period. The reduction in percentage of revenues is mainly due to strong operating leverage facilitating minimal SG&A increases as revenue increased 67.7% in the current quarter.

Operating loss. The following is a summary of operating loss by segment:

	Three Months Ended
	March 31, 2022	April 30, 2021	% Change
Operating loss:
Rocky Mountains	$(0.8)	$(7.1)	88.7%
Southwest	(0.4)	(7.5)	94.7%
Northeast/Mid-Con	(0.8)	(6.8)	88.2%
Corporate and other	(9.5)	(7.5)	(26.7)%
Total operating loss	$(11.5)	$(28.9)	60.2%

For the quarter ended March 31, 2022, operating loss was $11.5 compared to operating loss of $28.9 in the prior year period, due to improvements in activity and pricing.

Each segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating loss was $0.8, Southwest segment operating loss was $0.4, and Northeast/Mid-Con segment operating loss was $0.8 for the three months ended March 31, 2022. The driving factor for the improvement in each case was higher pricing and activity during the period.

Income tax expense. For the quarter ended March 31, 2022, income tax expense was $0.1, as compared to income tax expense of $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the quarter ended March 31, 2022, net loss was $19.9, as compared to $36.8 in the prior year period, primarily as a result of improving industry conditions.
Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s ABL Facility and cash flows from operations. At March 31, 2022, we had $19.4 of cash and cash equivalents and $35.2 available on the March 31, 2022 ABL Facility Borrowing Base Certificate, net of $12.4 FCCR holdback, which resulted in a total available liquidity position of $54.6.

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest as well as leases for property and equipment and purchase obligations as part of normal operations. See below “— ABL Facility” and “—Senior Notes” for information regarding scheduled maturities of our long-term debt. See “Note 10 - Leases” of Item 8 in our 2021 Transition Report on Form 10-K filed with the SEC on March 14, 2022 for information regarding scheduled maturities of our operating and financing leases.

We recently have taken several actions to continue to improve our liquidity position, including issuing equity under our ATM program and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, despite the continuing COVID-19 pandemic, increasing oil prices have resulted in an increase in demand for our services and a slight improvement in our operating cash flow in each of the third and fourth quarters of 2021 and first quarter of 2022. We believe based on our current forecasts, our cash on hand, continued draws under the ABL Facility, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

We have substantial indebtedness. As of March 31, 2022, we had total outstanding long-term indebtedness of $275.1 under our ABL Facility and Senior Notes as described in greater detail under “— ABL Facility” and “—Senior Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

Our ability to refinance or restructure our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations. A rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt to refinance our existing indebtedness, for acquisitions or other purposes. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage, and issuing common stock may result in dilution to our current stockholders.

Our ABL Facility matures in September 2023 and we are in discussions with our existing lenders or other sources of capital to refinance the ABL Facility. If we are unable to refinance the ABL Facility over the next twelve months and uncertainty around our ability to refinance or restructure our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or similar qualification or exception as early as our audit opinion with respect to the fiscal year ending December 31, 2022. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

In light of our substantial leverage position and the uncertainty regarding future market conditions, availability of capital and our financial performance, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we are exploring various alternatives to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, a mix of refinancings, private or public equity or debt raises and rights offerings, repurchases of our outstanding debt, debt-for-debt or debt-for-equity exchanges that if successful could result in the dilution of ownership by existing stockholders. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to LIBOR (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $30.0 was outstanding under the ABL Facility as of March 31, 2022. The effective interest rate under the ABL Facility was approximately 5.0% on March 31, 2022.

The financial services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which as of March 31, 2022 has borrowings outstanding of $30.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR"), is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15.0% of the line cap. At all times during the three months ended March 31, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of March 31, 2022, the FCCR was below 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Notes") offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt related to the Notes as of March 31, 2022 was $245.1. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Notes was $12.0 as of March 31, 2022.

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

The Indenture also contains customary events of default including, among other things, the failure to pay interest for 30 days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the Indenture subject to grace periods, cross-acceleration to indebtedness with an aggregate principal amount in excess of $50.0, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy.

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

Capital Expenditures

Our capital expenditures were $5.8 during the three months ended March 31, 2022, compared to $2.2 in the three months ended April 30, 2021. We expect to incur between $25.0 and $30.0 in capital expenditures for the year ending December 31, 2022, based on current industry conditions. We have no material commitments for capital expenditures beyond the next twelve months. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

The COVID-19 pandemic coupled with global crude oil supply shocks driven by the war in Ukraine has caused continued volatility in oil prices, significantly affecting the value of our common stock, which, even amid ongoing recovery and uptick in the demand for our services, may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings.

During the three months ended March 31, 2022, the Company sold 695,377 shares of Common Stock for gross proceeds of approximately $3.7 and paid legal and administrative fees of $0.1.

Cash Flows

Our cash flow used in operating activities for the three months ended March 31, 2022 was approximately $6.2 as compared to approximately $11.3 used in operating activities in the three months ended April 30, 2021. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity. As of March 31, 2022, we have $5.0 of trade accounts receivable reserved for customers in bankruptcy, inclusive of $4.6 due from Magellan. See Part II, Item 1 "Legal Proceedings" for more information regarding the amount due from Magellan.

At March 31, 2022, we had $19.4 of cash and cash equivalents. Cash on hand at March 31, 2022 decreased by $8.6, as a result of $6.2 of cash flows used in operating activities, $3.2 of cash flows used in investing activities and $0.8 of cash flows provided by financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Three Months Ended
	March 31, 2022	April 30, 2021
Net cash flows used in operating activities	$(6.2)	$(11.3)
Net cash flows (used in) provided by investing activities	(3.2)	3.9
Net cash flows provided by (used in) financing activities	0.8	(1.8)
Net change in cash	(8.6)	(9.2)
Cash balance end of period	$19.4	$37.9

Net cash used in operating activities

Net cash used in operating activities was $6.2 for the three months ended March 31, 2022, as compared to net cash used in operating activities of $11.3 for the three months ended April 30, 2021. The improvement in operating cash flows was primarily attributable to the increase in revenues across most service and related product lines driven by an uptick in activity in the latter half of the quarter. Although operating leverage improved during the quarter, this improvement was insufficient to prevent an operating loss for the three months ended March 31, 2022.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $3.2 for the three months ended March 31, 2022, as compared to net cash provided by investing activities of $3.9 for the three months ended April 30, 2021. The cash flow used in investing activities for the three months ended March 31, 2022 was primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of facilities, trucks and other idle assets resulting from the cost reduction initiatives.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $0.8 for the three months ended March 31, 2022, compared to net cash used in financing activities of $1.8 for the three months ended April 30, 2021. During the three months ended March 31, 2022, $3.0 in cash was received as proceeds on ATM Offering sales, $0.4 was paid on financed payables, $1.5 was paid on finance lease obligations, and $0.3 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.
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

We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. We believe that our critical accounting policies are limited to those described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2021 Transition Report on Form 10-K filed with the SEC on March 14, 2022.

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

On March 21, 2022, the SEC issued a proposed rule regarding climate-related disclosure for registrants. The proposed rule is currently within a comment period, after which we expect to see more concrete requirements regarding disclosure. If the proposed rule's requirements become effective in December 2022, we expect that under our Company's current SEC filing status, we will have to comply with these rules in the fiscal year ending December 31, 2025. We are currently evaluating the impact of this proposed rule on our financial reporting.

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

In connection with the preparation of this Quarterly Report for the quarter ended March 31, 2022, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2022.

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan, Redmon-Keys Insurance Group, Inc. and the Underwriters to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense Policy. On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that certain blowout related expenses fall outside of policy coverage. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. We expect that the trustee will continue to pursue claims against Underwriters as well as preference and other claims to maximize the value of the Chapter 7 estate for the benefit of trade creditors. During the year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Transition Report on Form 10-K for the fiscal year ended December 31, 2021.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended March 31, 2022:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2022 - January 31, 2022	—	$—	—	$48,859,603
February 1, 2022 - February 28, 2022	53,092	$5.76	—	$48,859,603
March 1, 2022 - March 31, 2022	—	$—	—	$48,859,603
Total	53,092		—
(1) Includes shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.
(2) The average price paid per share of common stock repurchased includes commissions paid to the brokers.
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

3.2
Fourth Amended and Restated Bylaws of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc.'s Current Report on Form 8-K, filed on September 9, 2021, File No. 001-38609).

10.1†	Form of Executive Award Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
*    Filed herewith.
**    Furnished herewith.
† Management contract or compensatory plan or arrangement. Form of award granted to executive officers in April 2022.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President and Chief Executive Officer

Date: May 13, 2022

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 13, 2022

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: May 13, 2022