Form 10-Q
period 2022-06-30
KLX Energy Services Holdings, Inc.
filed 2022-08-12
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2022

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

The registrant has one class of common stock, $0.01 par value, of which 11,974,029 shares were outstanding as of August 5, 2022.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares)
(Unaudited)

	June 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$31.5	$28.0
Accounts receivable–trade, net of allowance of $6.0 and $6.2	123.3	103.2
Inventories, net	26.0	22.4
Other current assets	17.8	11.1
Total current assets	198.6	164.7
Property and equipment, net	167.2	171.0
Operating lease assets	43.5	47.4
Intangible assets, net	2.1	2.2
Other assets	4.0	2.4
Total assets	$415.4	$387.7
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$85.7	$72.1
Accrued interest	5.3	5.0
Accrued liabilities	30.1	24.1
Current portion of operating lease obligations	14.7	15.9
Current portion of finance lease obligations	8.1	5.6
Total current liabilities	143.9	122.7
Long-term debt	295.4	274.8
Long-term operating lease obligations	28.7	31.5
Long-term finance lease obligations	16.3	9.1
Other non-current liabilities	0.4	1.0
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ deficit:
Common stock, $0.01 par value; 110.0 authorized; 12.3 and 10.5 issued	0.1	0.1
Additional paid-in capital	487.9	478.1
Treasury stock, at cost, 0.4 shares and 0.3 shares	(4.6)	(4.3)
Accumulated deficit	(552.7)	(525.3)
Total stockholders’ deficit	(69.3)	(51.4)
Total liabilities and stockholders' deficit	$415.4	$387.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share amounts)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2022	July 31, 2021	June 30, 2022	July 31, 2021
Revenues	$184.4	$111.9	$336.7	$202.7
Costs and expenses:
Cost of sales	150.9	99.2	285.9	187.8
Depreciation and amortization	14.0	14.5	27.7	29.9
Selling, general and administrative	18.0	14.3	33.0	29.3
Research and development costs	0.1	0.1	0.2	0.2
Impairment and other charges	—	0.2	—	0.8
Bargain purchase gain	—	0.5	—	0.5
Operating income (loss)	1.4	(16.9)	(10.1)	(45.8)
Non-operating expense:
Interest expense, net	8.7	8.0	17.0	15.8
Loss before income tax	(7.3)	(24.9)	(27.1)	(61.6)
Income tax expense	0.2	0.1	0.3	0.2
Net loss	$(7.5)	$(25.0)	$(27.4)	$(61.8)

Net loss per share-basic	$(0.67)	$(2.98)	$(2.58)	$(7.39)
Net loss per share-diluted	$(0.67)	$(2.98)	$(2.58)	$(7.39)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
Six Months Ended June 30, 2022 and July 31, 2021
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Restricted stock, net of forfeitures	0.2	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of common stock, net of cost	0.7	—	3.7	—	—	3.7
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at March 31, 2022	11.4	0.1	482.5	(4.6)	(545.2)	(67.2)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Issuance of common stock, net of cost	0.9	—	4.6	—	—	4.6
Net loss	—	—	—	—	(7.5)	(7.5)
Balance at June 30, 2022	12.3	$0.1	$487.9	$(4.6)	$(552.7)	$(69.3)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Adjustment to beginning period Retained Earnings as a result of Topic 842 adoption	—	—	—	—	1.6	1.6
Restricted stock, net of forfeitures	0.5	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Net loss	—	—	—	—	(36.8)	(36.8)
Balance at April 30, 2021	9.1	0.1	469.9	(4.3)	(468.3)	(2.6)
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	0.1	—	—	—	—	—
Net loss	—	—	—	—	(25.0)	(25.0)
Balance at July 31, 2021	9.2	$0.1	$470.9	$(4.3)	$(493.3)	$(26.6)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended
	June 30, 2022	July 31, 2021
Cash flows from operating activities:
Net loss	$(27.4)	$(61.8)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	27.7	29.9
Impairment and other charges	—	0.8
Non-cash lease expense	0.1	0.0
Non-cash compensation	1.5	1.8
Amortization of deferred financing fees	0.6	0.6
Provision for inventory reserve	0.3	0.1
Change in allowance for doubtful accounts	—	0.2
Gain on disposal of property, equipment and other	(5.3)	(4.2)
Bargain purchase gain	—	0.5
Changes in operating assets and liabilities:
Accounts receivable	(20.1)	(12.3)
Inventories	(3.9)	(1.9)
Other current and non-current assets	4.2	5.1
Accounts payable	9.6	3.8
Other current and non-current liabilities	(1.9)	—
Net cash flows used in operating activities	(14.6)	(37.4)
Cash flows from investing activities:
Purchases of property and equipment	(13.6)	(5.7)
Proceeds from sale of property and equipment	6.5	8.6
Net cash flows (used in) provided by investing activities	(7.1)	2.9
Cash flows from financing activities:
Purchase of treasury stock	(0.3)	(0.3)
Borrowings on ABL Facility	20.0	30.0
Proceeds from stock issuance, net of costs	8.3	—
Payments on finance lease obligations	(3.4)	(1.1)
Proceeds from finance lease refinancing	1.4	—
Change to financed payables	(0.8)	(1.8)
Net cash flows provided by financing activities	25.2	26.8
Net increase (decrease) in cash and cash equivalents	3.5	(7.7)
Cash and cash equivalents, beginning of period	28.0	47.1
Cash and cash equivalents, end of period	$31.5	$39.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.6	$0.3
Interest	16.0	14.7
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$4.0	$1.9

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – U.S. dollars in millions, except per share data)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE”, “KLX Energy Services”, "we", "us" or "our") is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in major active basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for technically demanding wells in over 60 service and support facilities located throughout the United States.

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled tubing, directional drilling, thru-tubing, hydraulic fracturing rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, pressure pumping and special situation services. KLXE’s primary rentals include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, and accommodation units. KLXE's primary product offering includes a suite of proprietary dissolvable and composite plugs along with liner hangers, stage cementing tools, inflatables, float equipment and casing equipment.

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

NOTE 2 - Recent Accounting Pronouncements

Accounting Standards Updates not yet Adopted

In March 2020, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update, ("ASU") 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments in this ASU are effective for all entities, if elected, through December 31, 2022. While the exact impact of this standard is not known, the guidance is not expected to have a material impact on the Company’s consolidated financial statements.

The financial services industry and market participants continue to work towards transitioning away from interbank offered rates ("IBOR"), including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility (defined below) that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan Chase & Co. ("JP Morgan"), which as of June 30, 2022 has borrowings outstanding of $50.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for Secured Overnight Financing Rate ("SOFR") as the replacement to LIBOR, the Alternate Base Rate ("ABR") is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

In June 2016, FASB issued ASU 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and as of June 30, 2022 had a third-party accounts receivable balance, net of allowance, of $123.3. Topic 326 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - Inventories, Net

Inventories consisted of the following:

	June 30, 2022	December 31, 2021
Spare parts	$16.9	$14.7
Plugs	5.5	6.0
Consumables	3.1	2.4
Other	2.5	2.0
Subtotal	28.0	25.1
Inventory reserve	(2.0)	(2.7)
Total inventories	$26.0	$22.4

Inventories are made up of spare parts, composite and dissolvable plugs and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of obsolescence reserves of $2.0 and $2.7 as of June 30, 2022 and December 31, 2021, respectively.

NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			June 30, 2022	December 31, 2021
Land, buildings and improvements	1	—	40	$33.1	$38.9
Machinery	1	—	20	215.8	211.4
Furniture and equipment	1	—	15	186.4	179.9
ROU assets - finance leases	1	—	20	28.5	16.5
Total property and equipment				463.8	446.7
Less accumulated depreciation				301.6	280.1
				162.2	166.6
Construction in progress				5.0	4.4
Property and equipment, net				$167.2	$171.0

Depreciation expense related to owned fixed assets was $12.4 and $14.1 for the three months ended June 30, 2022 and July 31, 2021, respectively, and $24.5 and $29.0 for the six months ended June 30, 2022 and July 31, 2021, respectively. Finance lease amortization expense was $1.6 and $0.3, respectively, for the three months ended June 30, 2022 and July 31, 2021, and $3.1 and $0.7, respectively, for the six months ended June 30, 2022 and July 31, 2021.

Assets Held for Sale

As of June 30, 2022, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $6.3. The assets held for sale are reported within other current assets on the condensed consolidated balance sheet and represent the value of three operational facilities, land and select equipment. These assets were being actively marketed for sale as of June 30, 2022 and were recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	June 30, 2022	December 31, 2021
Senior Secured Notes	$250.0	$250.0
ABL Facility	50.0	30.0
Total principal outstanding	300.0	280.0
Unamortized debt issuance costs	4.6	5.2
Total debt, net	$295.4	$274.8
As of June 30, 2022, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Notes, total debt related to the Notes as of June 30, 2022 was $245.4. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Notes was $4.8 as of June 30, 2022.

As of June 30, 2022, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2023. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Notes issuance.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15.0% of the line cap. At all times during the six months ended June 30, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of June 30, 2022, the FCCR was below 1.0 to 1.0, and the Company was in full compliance with its credit facility.

Borrowings outstanding under the ABL Facility were $50.0 as of June 30, 2022 and bear interest at a rate equal to LIBOR or SOFR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 6.3% on June 30, 2022. Total letters of credit outstanding under the ABL Facility were $5.0 both at June 30, 2022 and at December 31, 2021. Accrued interest under the ABL Facility was $0.5 as of June 30, 2022.

The financial services industry and market participants continue to work towards transitioning away from IBOR, including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and "JP Morgan", which as of June 30, 2022 has borrowings outstanding of $50.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for SOFR as the replacement to LIBOR, the ABR, is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

We have total funds available of $39.2 and net funds available of $25.1, after $14.1 FCCR holdback, on the June 30, 2022 borrowing base certificate.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of June 30, 2022. The fair value of the ABL Facility approximates its carrying value as of June 30, 2022.

The following tables present the placement in the fair value hierarchy of the Notes, based on market prices for publicly traded debt, as of June 30, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	June 30, 2022	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$151.3	$—	$151.3	$—
Total Senior Secured Notes	$151.3	$—	$151.3	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$136.3	$—	$136.3	$—
Total Senior Secured Notes	$136.3	$—	$136.3	$—

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

During the three and six months ended June 30, 2022, the Company sold 889,271 and 1,584,648 shares of Common Stock, respectively, for gross proceeds of approximately $4.7 and $8.4, respectively, and paid legal and administrative fees of $0.1 and $0.1, respectively. During the three and six months ended July 31, 2021, the Company sold 60,216 shares of Common Stock in exchange for gross proceeds of approximately $0.6 and paid fees to the sales agent and other legal and accounting fees of $0.6 to establish the ATM Offering.

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

Compensation cost recognized during the three and six months ended June 30, 2022 and July 31, 2021 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.8 and $1.0 for the three months ended June 30, 2022 and July 31, 2021, respectively, and $1.5 and $1.8 for the six months ended June 30, 2022 and July 31, 2021, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $5.7 at June 30, 2022.
NOTE 9 - Income Taxes

Income tax expense was $0.2 and $0.3 for the three and six months ended June 30, 2022, respectively, and was comprised primarily of state and local taxes, compared to $0.1 and $0.2 for the three and six months ended July 31, 2021, respectively. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a tax benefit on its year-to-date losses.

In response to the COVID-19 pandemic, many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has deferred the employer portion of FICA tax payments of $2.0 through June 30, 2022. This deferral is included on the condensed consolidated balance sheet in accrued liabilities. The payment is due by December 31, 2022.

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

The following table presents revenues and operating loss by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2022	July 31, 2021	June 30, 2022	July 31, 2021
Revenues
Rocky Mountains	$53.1	$33.6	$96.4	$57.9
Southwest	60.0	43.0	111.9	81.0
Northeast/Mid-Con	71.3	35.3	128.4	63.8
Total revenues	184.4	111.9	336.7	202.7
Operating income (loss)
Rocky Mountains	4.0	(2.2)	3.2	(9.4)
Southwest	2.0	(3.7)	1.6	(11.2)
Northeast/Mid-Con	7.3	(3.8)	6.5	(10.6)
Corporate and other	(11.9)	(7.2)	(21.4)	(14.6)
Total operating income (loss)	1.4	(16.9)	(10.1)	(45.8)
Interest expense, net	8.7	8.0	17.0	15.8
Loss before income tax	$(7.3)	$(24.9)	$(27.1)	$(61.6)

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	June 30, 2022				July 31, 2021
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$6.7	$27.8	$17.5	$52.0	$2.3	$18.6	$11.1	$32.0
Completion	27.2	20.8	43.8	91.8	18.7	14.5	18.0	51.2
Production	11.9	6.0	4.1	22.0	8.1	5.8	2.8	16.7
Intervention	7.3	5.4	5.9	18.6	4.5	4.1	3.4	12.0
Total revenues	$53.1	$60.0	$71.3	$184.4	$33.6	$43.0	$35.3	$111.9

	Six Months Ended
	June 30, 2022				July 31, 2021
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$10.4	$51.4	$33.1	$94.9	$3.3	$33.1	$20.3	$56.7
Completion	52.7	38.3	77.7	168.7	33.0	30.7	32.4	96.1
Production	20.9	11.7	7.3	39.9	13.7	9.7	5.2	28.6
Intervention	12.4	10.5	10.3	33.2	7.9	7.5	5.9	21.3
Total revenues	$96.4	$111.9	$128.4	$336.7	$57.9	$81.0	$63.8	$202.7
The following table presents capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2022	July 31, 2021	June 30, 2022	July 31, 2021
Rocky Mountains	$1.7	$1.2	$3.3	$1.9
Southwest	2.3	1.1	3.9	1.9
Northeast/Mid-Con	3.8	1.1	6.4	1.8
Corporate and other	—	0.1	—	0.1
Total capital expenditures	$7.8	$3.5	$13.6	$5.7

The following table presents total assets by segment:

	June 30, 2022	December 31, 2021
Rocky Mountains	$136.2	$127.7
Southwest	139.9	134.4
Northeast/Mid-Con	107.6	97.6
Total	383.7	359.7
Corporate and other	31.7	28.0
Total assets	$415.4	$387.7

NOTE 11 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended June 30, 2022 and July 31, 2021, 0.4 and 0.5 million shares of the Company’s common stock, respectively, and for the six months ended June 30, 2022 and July 31, 2021, 0.4 and 0.4 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and six months ended June 30, 2022 and July 31, 2021 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2022	July 31, 2021	June 30, 2022	July 31, 2021
Net loss	$(7.5)	$(25.0)	$(27.4)	$(61.8)
(Shares in millions)
Basic weighted average common shares	11.2	8.4	10.7	8.4
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	11.2	8.4	10.7	8.4

Basic net loss per common share	$(0.67)	$(2.98)	$(2.58)	$(7.39)
Diluted net loss per common share	$(0.67)	$(2.98)	$(2.58)	$(7.39)
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
•general economic conditions, such as inflation or increases in interest rates;
•changes in supply, demand and costs of equipment;
•oilfield anti-indemnity provisions;
•seasonal and adverse weather conditions that can affect oil and natural gas operations;
•reliance on information technology resources and the inability to implement new technology and services;
•the possibility of international conflicts, terrorist or cyber-attacks and the consequences of any such events;
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

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2022, as compared to our results of operations for the three and six months ended July 31, 2021. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley, a premier provider of large diameter coiled tubing services, further enhancing our completions business. We successfully completed the integration of the Motley business during fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. In March 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent region, providing fishing, non-hydraulic fracturing high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Tecton and Red Bone businesses during fiscal 2019. We acquired Quintana Energy Services ("QES") during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of diversified oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

The merger of KLXE and QES (the "Merger") provided increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The Merger combined two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leveraged two of the largest fleets of coiled tubing and wireline assets, with KLXE becoming a leading provider of large diameter coiled tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. Market demand for our services is experiencing a recovery from the lows of the last two years that were heavily impacted by the COVID-19 pandemic. While COVID-19 continues to affect the global economy, overall industrial activity is experiencing growth in the first half of 2022. This recent trend is buoyed by less severe COVID-19 cases, fiscal and monetary stimulus policies, and pent-up demand for goods and services. The ongoing Russian invasion of Ukraine has contributed to a growing price resurgence for crude oil and is a major factor behind the increased demand for drilling, completion and production activities.

So far in fiscal year 2022, West Texas Intermediate ("WTI") prices have increased an incremental 33.5% from January 1 to March 31 and another 7.2% from April 1 to June 30. In response to the rising oil prices and as a response to the energy crisis resulting from the Russian-Ukrainian war, the United States has continued to increase drilling and completion activity levels. As of June 30, 2022, U.S. rig count was up to 750, an increase of 28.0% since December 31, 2021, according to a report from Baker Hughes. However, commodity prices have recently declined slightly from the highs experienced in the second quarter and the demand for commodities could decline further due to, among other things, uncertainty and volatility arising from the ongoing conflict in Ukraine, release of sanctions on Russia, a widespread resurgence of the COVID-19 outbreak, higher gas prices, increasing inflation and government efforts to reduce inflation, or possible changes in the overall health of the global economy, including a prolonged recession. Although current forward strip for commodity prices indicate expectations of relatively high commodity prices over the next twelve months or longer, the current commodity price environment remains uncertain and the extent to which commodity prices and our operating and financial results of future periods will be impacted by the ongoing conflict in Ukraine, increasing inflation, government efforts to reduce inflation, any recession, the COVID-19 pandemic and the actions of foreign oil and gas producers will depend largely on future developments, which are highly uncertain and cannot be accurately predicted.

During the quarter ended June 30, 2022, the Producer Price Index as measured by the Bureau of Labor Statistics increased by 2.4%. In line with this trend, we have experienced higher costs for goods used in providing services to our customers. In addition, we face increased competition for labor, as turnover in the industry is still fairly high. We are spending more to attract and retain employees in the field, especially as we are planning for continued growth for the remainder of this fiscal year. At the same time, we have seen increased demand for our services, which has allowed us to implement price increases with our customers across all regions.

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

We believe our diverse product and service offerings uniquely position KLXE to respond to a rapidly evolving marketplace where we can provide a comprehensive suite of engineered solutions for our customers with one call and one master services agreement.

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

Results of Operations
Three Months Ended June 30, 2022 Compared to Three Months Ended July 31, 2021

Revenue. The following is a summary of revenue by segment:

	Three Months Ended
	June 30, 2022	July 31, 2021	% Change
Revenue:
Rocky Mountains	$53.1	$33.6	58.0%
Southwest	60.0	43.0	39.5%
Northeast/Mid-Con	71.3	35.3	102.0%
Total revenue	$184.4	$111.9	64.8%

For the quarter ended June 30, 2022, revenues were $184.4, an increase of $72.5, or 64.8%, as compared with the prior year period. Rocky Mountains segment revenue increased by $19.5, or 58.0%, Southwest segment revenue increased by $17.0, or 39.5%, and Northeast/Mid-Con segment revenues increased by $36.0, or 102.0%. The increase in Rocky Mountains revenue was driven by an increase in activity and pricing across service lines, most prominently in rentals, directional drilling, tech services and wireline. The increase in Southwest revenue was primarily driven by a similar increase in activity and pricing across service lines, with directional drilling, coiled tubing and wireline experiencing the largest increases. The two-fold increase of Northeast/Mid-Con revenue was due to a large increase in pressure pumping, accommodations and directional drilling activity and pricing in the region.

On a product line basis, drilling, completion, production and intervention services contributed approximately 28.2%, 49.8%, 11.9% and 10.1%, respectively, to revenue for the three months ended June 30, 2022. Drilling, completion, production and intervention services revenues increased by approximately $20.0, $40.6, $5.3 and $6.6, respectively, as compared to the three months ended July 31, 2021.

Cost of sales. For the quarter ended June 30, 2022, cost of sales were $150.9, or 81.8% of sales, as compared to the three months ended July 31, 2021 of $99.2, or 88.7% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the quarter. Additionally, the Company experienced inflationary pressures in raw materials and finished goods, but price increases partially offset the inflationary pressures.

Selling, general and administrative expenses. For the quarter ended June 30, 2022, selling, general and administrative (“SG&A”) expenses were $18.0, or 9.8% of revenues, as compared with $14.3, or 12.8% of revenues, in the prior year period. The reduction in percentage of revenues is mainly due to strong operating leverage facilitating minimal SG&A increases as revenue increased 64.8% in the three months ended June 30, 2022 as compared to the three months ended July 31, 2021.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Three Months Ended
	June 30, 2022	July 31, 2021	% Change
Operating income (loss):
Rocky Mountains	$4.0	$(2.2)	281.8%
Southwest	2.0	(3.7)	154.1%
Northeast/Mid-Con	7.3	(3.8)	292.1%
Corporate and other	(11.9)	(7.2)	(65.3)%
Total operating income (loss)	$1.4	$(16.9)	108.3%

For the quarter ended June 30, 2022, operating income was $1.4 compared to operating loss of $16.9 in the prior year period, due to improvements in activity and pricing.

Each segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $4.0, Southwest segment operating income was $2.0, and Northeast/Mid-Con segment operating income was $7.3 for the three months ended June 30, 2022. The driving factor for the improvement in each case was higher pricing and activity during the period.

Income tax expense. For the quarter ended June 30, 2022, income tax expense was $0.2, as compared to income tax expense of $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the quarter ended June 30, 2022, net loss was $7.5, as compared to $25.0 in the prior year period, primarily as a result of improving industry conditions.

Results of Operations

Six Months Ended June 30, 2022 Compared to Six Months Ended July 31, 2021

Revenue. The following is a summary of revenue by segment:

	Six Months Ended
	June 30, 2022	July 31, 2021	% Change
Revenue:
Rocky Mountains	$96.4	$57.9	66.5%
Southwest	111.9	81.0	38.1%
Northeast/Mid-Con	128.4	63.8	101.3%
Total revenue	$336.7	$202.7	66.1%

For the six months ended June 30, 2022, revenues were $336.7, an increase of $134.0, or 66.1%, as compared with the prior year period. Rocky Mountains segment revenue increased by $38.5, or 66.5%, Southwest segment revenue increased by $30.9, or 38.1%, and Northeast/Mid-Con segment revenues increased by $64.6, or 101.3%. The increase in Rocky Mountains revenue was driven by an increase in activity and pricing across service lines, most prominently in rentals, wireline, directional drilling, tech services and coiled tubing. The increase in Southwest revenue was primarily driven by a similar increase in activity and pricing across service lines, with directional drilling and coiled tubing experiencing the largest increases. The two-fold increase of Northeast/Mid-Con revenue was due to a large increase in pressure pumping, directional drilling, accommodations, tech services and coiled tubing activity and pricing in the region.

On a product line basis, drilling, completion, production and intervention services contributed approximately 28.2%, 50.1%, 11.8% and 9.9%, respectively, to revenue for the six months ended June 30, 2022. Drilling, completion, production and intervention services revenues increased by approximately $38.2, $72.6, $11.3 and $11.9, respectively, as compared to the six months ended July 31, 2021.

Cost of sales. For the six months ended June 30, 2022, cost of sales were $285.9, or 84.9% of sales, as compared to the six months ended July 31, 2021 of $187.8, or 92.6% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the six months ended June 30, 2022. Additionally, the Company experienced inflationary pressures in raw materials and finished goods, but price increases partially offset the inflationary pressures.

Selling, general and administrative expenses. For the six months ended June 30, 2022, SG&A expenses were $33.0, or 9.8% of revenues, as compared with $29.3, or 14.5% of revenues, in the prior year period. The reduction in percentage of revenues is mainly due to strong operating leverage facilitating minimal SG&A increases as revenue increased 66.1% in the six months ended June 30, 2022 as compared to the six months ended July 31, 2021.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Six Months Ended
	June 30, 2022	July 31, 2021	% Change
Operating income (loss):
Rocky Mountains	$3.2	$(9.4)	134.0%
Southwest	1.6	(11.2)	114.3%
Northeast/Mid-Con	6.5	(10.6)	161.3%
Corporate and other	(21.4)	(14.6)	(46.6)%
Total operating loss	$(10.1)	$(45.8)	77.9%

For the six months ended June 30, 2022, operating loss was $10.1 compared to operating loss of $45.8 in the prior year period, due to improvements in activity and pricing.

Each segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $3.2, Southwest segment operating income was $1.6, and Northeast/Mid-Con segment operating income was $6.5 for the six months ended June 30, 2022. The driving factor for the improvement in each case was higher pricing and activity during the period.

Income tax expense. For the six months ended June 30, 2022, income tax expense was $0.3, as compared to income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the six months ended June 30, 2022, net loss was $27.4, as compared to $61.8 in the prior year period, primarily as a result of improving industry conditions, driving improved revenue and margins.
Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s ABL Facility and cash flows from operations. At June 30, 2022, we had $31.5 of cash and cash equivalents and $25.1 available on the June 30, 2022 ABL Facility Borrowing Base Certificate, net of $14.1 FCCR holdback, which resulted in a total available liquidity position of $56.6.

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

We have taken several actions to continue to improve our liquidity position, including issuing equity under our ATM program and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, despite the continuing COVID-19 pandemic, increasing oil prices have resulted in an increase in demand for our services and a slight improvement in our operating cash flow in the first half of 2022 as compared to the first half of 2021 as reported. We believe based on our current forecasts, our cash on hand, continued draws under the ABL Facility, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results continue to improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

We have substantial indebtedness. As of June 30, 2022, we had total outstanding long-term indebtedness of $295.4 under our ABL Facility and Senior Notes as described in greater detail under “— ABL Facility” and “—Senior Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

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

Our ABL Facility matures in September 2023 and we are in discussions with our existing lenders and other sources of capital to refinance the ABL Facility. If we are unable to refinance the ABL Facility over the next twelve months and uncertainty around our ability to refinance or restructure our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or similar qualification or exception as early as our audit opinion with respect to the fiscal year ending December 31, 2022. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL

Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

In light of our substantial leverage position and the uncertainty regarding future market conditions, availability of capital and our financial performance, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may explore various alternatives to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, a mix of refinancings, private or public equity or debt raises and rights offerings, repurchases of our outstanding debt, debt-for-debt or debt-for-equity exchanges that if successful could result in the dilution of ownership by existing stockholders. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2023. Borrowings under the ABL Facility bear interest at a rate equal to LIBOR (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of June 30, 2022. The effective interest rate under the ABL Facility was approximately 6.3% on June 30, 2022.

The financial services industry and market participants continue to work towards transitioning away from IBOR, including the LIBOR, which are in the process of being phased out. This phasing out will have an impact on the ABL Facility that utilizes LIBOR as a benchmark. To transition from IBOR Reference Rate, the ABL Facility agreement between the Company and JP Morgan, which as of June 30, 2022 has borrowings outstanding of $50.0, will be amended to adopt an alternate rate effective on or before June 30, 2023. Until the ABL Facility agreement is amended to allow for SOFR as the replacement to LIBOR, the ABR, is the default rate that JP Morgan has agreed to use as the LIBOR replacement.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $10.0 or 15.0% of the line cap. At all times during the six months ended June 30, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of June 30, 2022, the FCCR was below 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Notes") offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt related to the Notes as of June 30, 2022 was $245.4. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Notes was $4.8 as of June 30, 2022.

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

Capital Expenditures

Our capital expenditures were $13.6 during the six months ended June 30, 2022, compared to $5.7 in the six months ended July 31, 2021. We expect to incur between $25.0 and $30.0 in total capital expenditures for the year ending December 31, 2022, based on current industry conditions. We have no material commitments for capital expenditures beyond the next twelve months. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

The COVID-19 pandemic coupled with the war in Ukraine have caused global crude oil supply shocks and continued volatility in oil prices, significantly affecting the value of our common stock, which, even amid ongoing recovery and uptick in the demand for our services, may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings.

During the three and six months ended June 30, 2022, the Company sold 889,271 and 1,584,648 shares of Common Stock for gross proceeds of approximately $4.7 and $8.4 and paid legal and administrative fees of $0.1 and $0.1. During the three and six months ended July 31, 2021, the Company sold 60,216 shares of Common Stock in exchange for gross proceeds of approximately $0.6 and paid fees to the sales agent and other legal and accounting fees of $0.6 to establish the ATM Offering.

Cash Flows

Our cash flow used in operating activities for the six months ended June 30, 2022 was approximately $14.6 as compared to approximately $37.4 used in operating activities in the six months ended July 31, 2021. Our operating cash flow is sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At June 30, 2022, we had $31.5 of cash and cash equivalents. Cash on hand at June 30, 2022 increased by $3.5, as a result of $25.2 of cash flows provided by financing activities offset by $14.6 of cash flows used in operating activities and $7.1 of cash flows used in investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Six Months Ended
	June 30, 2022	July 31, 2021
Net cash flows used in operating activities	$(14.6)	$(37.4)
Net cash flows (used in) provided by investing activities	(7.1)	2.9
Net cash flows provided by financing activities	25.2	26.8
Net change in cash	3.5	(7.7)
Cash balance end of period	$31.5	$39.4

Net cash used in operating activities

Net cash used in operating activities was $14.6 for the six months ended June 30, 2022, as compared to net cash used in operating activities of $37.4 for the six months ended July 31, 2021. The improvement in operating cash flows was primarily attributable to the increase in revenues across most service and related product lines driven by an uptick in activity in the latter half of the quarter. Although operating leverage improved during the quarter, this improvement was insufficient to prevent an operating loss for the six months ended June 30, 2022.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $7.1 for the six months ended June 30, 2022, as compared to net cash provided by investing activities of $2.9 for the six months ended July 31, 2021. The cash flow used in investing activities for the six months ended June 30, 2022 was primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of facilities, trucks and other idle assets resulting from the cost reduction initiatives.

Net cash provided by financing activities

Net cash provided by financing activities was $25.2 for the six months ended June 30, 2022, compared to net cash provided by financing activities of $26.8 for the six months ended July 31, 2021. During the six months ended June 30, 2022, $20.0 in cash was received as borrowings under the ABL facility, $8.3 was received as proceeds on ATM Offering sales, $1.4 was received as proceeds from finance lease refinancing, $0.8 was paid on financed payables, $3.4 was paid on finance lease obligations, and $0.3 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.
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

In connection with the preparation of this Quarterly Report for the quarter ended June 30, 2022, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2022.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended June 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2022 - April 30, 2022	261	$4.98	—	$48,859,603
May 1, 2022 - May 31, 2022	—	$—	—	$48,859,603
June 1, 2022 - June 30, 2022	—	$—	—	$48,859,603
Total	261		—
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

10.1†	Form of Executive Retention Agreement (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.’s Quarterly Report on Form 10-Q, filed on May 13, 2022, File No. 001-38609).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 12, 2022

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: August 12, 2022

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: August 12, 2022