Form 10-Q
period 2022-09-30
KLX Energy Services Holdings, Inc.
filed 2022-11-10
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2022

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

The registrant has one class of common stock, $0.01 par value, of which 12,275,413 shares were outstanding as of November 4, 2022.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)
(Unaudited)

	September 30, 2022	December 31, 2021
ASSETS
Current assets:
Cash and cash equivalents	$41.4	$28.0
Accounts receivable–trade, net of allowance of $5.8 and $6.2	142.8	103.2
Inventories, net	25.9	22.4
Other current assets	14.9	11.1
Total current assets	225.0	164.7
Property and equipment, net	166.3	171.0
Operating lease assets	40.5	47.4
Intangible assets, net	2.0	2.2
Other assets	6.3	2.4
Total assets	$440.1	$387.7
LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Accounts payable	$84.6	$72.1
Accrued interest	12.7	5.0
Accrued liabilities	36.1	24.1
Current portion of operating lease obligations	14.4	15.9
Current portion of finance lease obligations	8.7	5.6
Total current liabilities	156.5	122.7
Long-term debt	295.6	274.8
Long-term operating lease obligations	26.0	31.5
Long-term finance lease obligations	17.5	9.1
Other non-current liabilities	0.4	1.0
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ deficit:
Common stock, $0.01 par value; 110.0 authorized; 12.6 and 10.5 issued	0.1	0.1
Additional paid-in capital	490.2	478.1
Treasury stock, at cost, 0.4 shares and 0.3 shares	(4.6)	(4.3)
Accumulated deficit	(541.6)	(525.3)
Total stockholders’ deficit	(55.9)	(51.4)
Total liabilities and stockholders' deficit	$440.1	$387.7

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 31, 2021	September 30, 2022	October 31, 2021
Revenues	$221.6	$139.0	$558.3	$341.7
Costs and expenses:
Cost of sales	168.8	120.7	454.7	308.5
Depreciation and amortization	14.2	13.7	41.9	43.6
Selling, general and administrative	18.0	14.8	51.0	44.1
Research and development costs	0.2	0.2	0.4	0.4
Impairment and other charges	—	—	—	0.8
Bargain purchase gain	—	—	—	0.5
Operating income (loss)	20.4	(10.4)	10.3	(56.2)
Non-operating expense:
Interest expense, net	9.0	8.2	26.0	24.0
Net income (loss) before income tax	11.4	(18.6)	(15.7)	(80.2)
Income tax expense	0.3	0.2	0.6	0.4
Net income (loss)	$11.1	$(18.8)	$(16.3)	$(80.6)

Net income (loss) per share-basic	$0.96	$(2.19)	$(1.49)	$(9.60)
Net income (loss) per share-diluted	$0.96	$(2.19)	$(1.49)	$(9.60)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Deficit
Nine Months Ended September 30, 2022 and October 31, 2021
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Restricted stock, net of forfeitures	0.2	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of common stock, net of cost	0.7	—	3.7	—	—	3.7
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at March 31, 2022	11.4	0.1	482.5	(4.6)	(545.2)	(67.2)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Issuance of common stock, net of cost	0.9	—	4.6	—	—	4.6
Net loss	—	—	—	—	(7.5)	(7.5)
Balance at June 30, 2022	12.3	0.1	487.9	(4.6)	(552.7)	(69.3)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Issuance of common stock, net of cost	0.3	—	1.6	—	—	1.6
Net income	—	—	—	—	11.1	11.1
Balance at September 30, 2022	12.6	$0.1	$490.2	$(4.6)	$(541.6)	$(55.9)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Adjustment to beginning period Retained Earnings as a result of Topic 842 adoption	—	—	—	—	1.6	1.6
Restricted stock, net of forfeitures	0.5	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Net loss	—	—	—	—	(36.8)	(36.8)
Balance at April 30, 2021	9.1	0.1	469.9	(4.3)	(468.3)	(2.6)
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	0.1	—	—	—	—	—
Net loss	—	—	—	—	(25.0)	(25.0)
Balance at July 31, 2021	9.2	0.1	470.9	(4.3)	(493.3)	(26.6)
Restricted stock, net of forfeitures	—	—	0.9	—	—	0.9
Issuance of common stock, net of cost	1.0	—	4.8	—	—	4.8
Net loss	—	—	—	—	(18.8)	(18.8)
Balance at October 31, 2021	10.2	$0.1	$476.6	$(4.3)	$(512.1)	$(39.7)
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2022	October 31, 2021
Cash flows from operating activities:
Net loss	$(16.3)	$(80.6)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	41.9	43.6
Impairment and other charges	—	0.8
Non-cash compensation	2.2	2.7
Amortization of deferred financing fees	1.1	0.9
Provision for inventory reserve	2.4	0.6
Change in allowance for doubtful accounts	(0.1)	0.4
Gain on disposal of property, equipment and other	(8.7)	(7.1)
Bargain purchase gain	—	0.5
Other	(0.1)	—
Changes in operating assets and liabilities:
Accounts receivable	(39.6)	(36.3)
Inventories	(6.0)	(2.5)
Other current and non-current assets	11.3	3.0
Accounts payable	7.4	22.8
Other current and non-current liabilities	8.4	8.0
Net cash flows provided by (used in) operating activities	3.9	(43.2)
Cash flows from investing activities:
Purchases of property and equipment	(26.1)	(7.5)
Proceeds from sale of property and equipment	11.8	13.7
Net cash flows (used in) provided by investing activities	(14.3)	6.2
Cash flows from financing activities:
Purchase of treasury stock	(0.3)	(0.3)
Borrowings on ABL Facility	20.0	30.0
Proceeds from stock issuance, net of costs	9.9	4.8
Payments on finance lease obligations	(5.5)	(2.0)
Payments of debt issuance costs	(0.3)	—
Proceeds from finance lease refinancing	1.4	—
Change in financed payables	(1.4)	(1.8)
Net cash flows provided by financing activities	23.8	30.7
Net increase (decrease) in cash and cash equivalents	13.4	(6.3)
Cash and cash equivalents, beginning of period	28.0	47.1
Cash and cash equivalents, end of period	$41.4	$40.8

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.6	$0.2
Interest	17.2	15.4
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$1.0	$3.5
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – U.S. dollars in millions, except per share data)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE”, “KLX Energy Services”, “we”, “us” or “our”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in major active basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for technically demanding wells in over 60 service and support facilities located throughout the United States.

The Company offers a complementary suite of proprietary products and specialized services that is supported by technically skilled personnel and a broad portfolio of innovative in-house manufacturing, repair and maintenance capabilities. KLXE’s primary services include coiled tubing, directional drilling, fishing, flowback, fluid pumping, hydraulic fracturing rentals, pressure control, pressure pumping, rig-assisted snubbing, special situation services, thru-tubing and wireline. KLXE’s primary rentals include accommodation units, blow out preventers, downhole tools, hydraulic fracturing stacks and tubulars. KLXE’s primary product offering includes a suite of proprietary dissolvable and composite plugs along with casing equipment, float equipment, inflatables, liner hangers and stage cementing tools.

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

NOTE 2 - Recent Accounting Pronouncements

Accounting Standard Updates not yet Adopted

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2016-13, Financial Instruments - Credit Losses (“Topic 326”): Measurement of Credit Losses on Financial Instruments. This ASU is intended to update the measurement of credit losses on financial instruments. This update improves financial reporting by requiring earlier recognition of credit losses on financing receivables and other financial assets in scope by using the Current Expected Credit Losses (“CECL”) model. This guidance is effective for interim and annual periods beginning after December 15, 2022, with early adoption permitted. The new accounting standard introduces the CECL methodology for estimating allowances for credit losses. The Company is an oilfield service company and, as of September 30, 2022, had a third-party accounts receivable balance, net of allowance, of $142.8. Topic 326 is not expected to have a material impact on the Company’s condensed consolidated financial statements.

Recently Adopted Accounting Standard Updates

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments in this ASU are effective for all entities, if elected, through December 31, 2022. In September 2022, we entered into a Third Amendment to our ABL Facility (as defined below), which, among other things, replaced LIBOR as the benchmark rate with CME Term Secured Overnight Financing Rate (“Term SOFR”) as administered by CME Group Benchmark Administration, Ltd. See Note 5 for further discussion regarding our ABL Facility. In connection with the Amendment, we adopted the above standard in the third quarter of fiscal year 2022 and have elected the optional expedients for contracts under the scope of Topic 470, Debt. We have concluded that the modification to the ABL Facility is not substantial. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

NOTE 3 - Inventories, Net

Inventories consisted of the following:

	September 30, 2022	December 31, 2021
Spare parts	$17.9	$14.7
Plugs	6.3	6.0
Consumables	3.1	2.4
Other	2.6	2.0
Subtotal	29.9	25.1
Less: Inventory reserve	(4.0)	(2.7)
Total inventories	$25.9	$22.4

Inventories are made up of spare parts, composite and dissolvable plugs and consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $4.0 and $2.7 as of September 30, 2022 and December 31, 2021, respectively.

NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			September 30, 2022	December 31, 2021
Land, buildings and improvements	1	—	40	$33.2	$38.9
Machinery	1	—	20	214.6	211.4
Furniture and equipment	1	—	15	190.6	179.9
ROU assets - finance leases	1	—	20	32.9	16.5
Total property and equipment				471.3	446.7
Less: Accumulated depreciation				(309.7)	(280.1)
Add: Construction in progress				4.7	4.4
Property and equipment, net				$166.3	$171.0

Depreciation expense related to owned fixed assets was $12.2 and $12.7 for the three months ended September 30, 2022 and October 31, 2021, respectively, and $36.7 and $41.8 for the nine months ended September 30, 2022 and October 31, 2021, respectively. Finance lease amortization expense was $1.9 and $0.9, respectively, for the three months ended September 30, 2022 and October 31, 2021, and $5.0 and $1.6, respectively, for the nine months ended September 30, 2022 and October 31, 2021.

Assets Held for Sale

As of September 30, 2022, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $4.9. The assets held for sale are reported within other current assets on the condensed consolidated balance sheet and represent the value of three operational facilities, land and select equipment. These assets were being actively marketed for sale as of September 30, 2022 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	September 30, 2022	December 31, 2021
Senior Secured Notes	$250.0	$250.0
ABL Facility	50.0	30.0
Total principal outstanding	300.0	280.0
Unamortized debt issuance costs	4.4	5.2
Total debt, net	$295.6	$274.8
As of September 30, 2022, long-term debt consisted of $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Notes, total debt related to the Notes as of September 30, 2022 was $245.6. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Notes was $12.0 as of September 30, 2022.

As of September 30, 2022, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (as amended by the Amendment and other amendments, the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2024. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Notes and acquire Motley Services, LLC (“Motley”) and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the issuance of $250.0 of Notes on October 31, 2018.

On September 22, 2022, the Company entered into a Third Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “Amendment”).

The Amendment, among other things, (i) extends the maturity date of the ABL Facility by a year from September 14, 2023 to September 15, 2024, (ii) increases the applicable margin by 0.50%, (iii) replaces LIBOR as the benchmark rate with Term SOFR, (iv) provides the Company with the ability to redeem, repurchase, defease or otherwise satisfy its outstanding Notes using proceeds of equity issuances or by converting or exchanging Notes for equity, (v) resets consolidated EBITDA solely for purposes of calculating the springing fixed charge coverage ratio (“FCCR”) to be annualized beginning with the fiscal quarter ended as of June 30, 2022 until the fourth fiscal quarter ended thereafter (provided that fixed charges will continue to be calculated on a trailing-twelve month basis), (vi) requires that, after giving effect to any borrowing and the use of proceeds thereof, the Company not have more than $35.0 in excess cash on its balance sheet and (vii) increases the availability trigger for a cash dominion event.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the nine months ended September 30, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of September 30, 2022, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with its ABL Facility.

Borrowings outstanding under the ABL Facility were $50.0 as of September 30, 2022 and bear interest at a rate equal to SOFR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 8.3% on September 30, 2022. Total letters of credit outstanding under the ABL Facility were $5.0 both at September 30, 2022 and at December 31, 2021. Accrued interest under the ABL Facility was $0.7 as of September 30, 2022.

The financial services industry and market participants continue to work towards transitioning away from Interbank Offered Rate (“IBOR”), including the LIBOR, which are in the process of being phased out. The Amendment to the ABL Facility, among other terms, replaces LIBOR with Term SOFR. See Note 2 for further discussion on the adoption of the related accounting standard ASU 2020-04.

We have funds available of $45.0 each on the September 30, 2022 borrowing base certificate.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of September 30, 2022. The fair value of the ABL Facility approximates its carrying value as of September 30, 2022.

The following tables present the placement in the fair value hierarchy of the Notes, based on market prices for publicly traded debt, as of September 30, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	September 30, 2022	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$177.5	$—	$177.5	$—
Total Senior Secured Notes	$177.5	$—	$177.5	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$136.3	$—	$136.3	$—
Total Senior Secured Notes	$136.3	$—	$136.3	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4, based on sales contracts and comparative price quotes, as of September 30, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	September 30, 2022	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Assets Held for Sale	$1.9	$—	$1.9	$—
Total Assets Held for Sale	$1.9	$—	$1.9	$—

During the three and nine months ended September 30, 2022, the before-tax loss (gain) related to Assets Held for Sale was $0.1 and $(0.3), respectively. During the three and nine months ended October 31, 2021, the before-tax loss related to Assets Held for Sale was $0.5 and $1.0, respectively.

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. (“Magellan”), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's (“Underwriters”) to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan did not dispute the invoices but alleged an inability to pay prior to obtaining funding from Underwriters under Magellan's Owner's Extra Expense Policy. On March 19, 2021, Underwriters filed a declaratory judgment action in the United States District Court for the Southern District of Texas seeking a declaration that certain blowout related expenses fall outside of policy coverage. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. We expect that the trustee will continue to pursue claims against Underwriters as well as preference and other claims to maximize the value of the Chapter 7 estate for the benefit of trade creditors, including KLXE. During the year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

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

During the three and nine months ended September 30, 2022, the Company sold 241,551 and 1,826,199 shares of Common Stock, respectively, for gross proceeds of approximately $1.7 and $10.1, respectively, and paid legal and administrative fees of $0.1 and $0.2, respectively. During the three and nine months ended October 31, 2021, the Company sold 1,070,000 and 1,130,216 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $4.9 and $5.5, respectively, and paid fees to the sales agent and other legal and accounting fees of $0.1 and $0.7, respectively, to establish the ATM Offering.

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

Compensation cost recognized during the three and nine months ended September 30, 2022 and October 31, 2021 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.7 and $0.9 for the three months ended September 30, 2022 and October 31, 2021, respectively, and $2.2 and $2.7 for the nine months ended September 30, 2022 and October 31, 2021, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $4.9 at September 30, 2022.
NOTE 9 - Income Taxes

Income tax expense was $0.3 and $0.6 for the three and nine months ended September 30, 2022, respectively, and was comprised primarily of state and local taxes, compared to $0.2 and $0.4 for the three and nine months ended October 31, 2021, respectively. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a tax benefit on its year-to-date losses.

In response to the coronavirus pandemic (“COVID-19”), many governments have enacted measures to provide aid and economic stimulus. These measures include deferring the due dates of tax payments or other changes to their income and non-income-based tax laws. The Coronavirus Aid, Relief, and Economic Security Act, which was enacted on March 27, 2020 in the United States, includes measures to assist companies, including temporary changes to income and non-income-based tax laws. The Company has deferred the employer portion of FICA tax payments of $2.0 through September 30, 2022. This deferral is included on the condensed consolidated balance sheet in accrued liabilities. The payment is due by December 31, 2022.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 10 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins), the Southwest Region (the Permian Basin and the Eagle Ford Shale) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group (“CODM”). As a result, the Company has three reportable segments.

The following table presents revenues and operating income (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 31, 2021	September 30, 2022	October 31, 2021
Revenues
Rocky Mountains	$66.5	$36.5	$162.9	$94.4
Southwest	68.5	45.8	180.4	126.8
Northeast/Mid-Con	86.6	56.7	215.0	120.5
Total revenues	221.6	139.0	558.3	341.7
Operating income (loss)
Rocky Mountains	11.7	(1.7)	14.9	(11.1)
Southwest	5.2	(4.1)	6.8	(15.3)
Northeast/Mid-Con	17.2	1.7	23.7	(8.9)
Corporate and other	(13.7)	(6.3)	(35.1)	(20.9)
Total operating income (loss)	20.4	(10.4)	10.3	(56.2)
Interest expense, net	9.0	8.2	26.0	24.0
Net income (loss) before income tax	$11.4	$(18.6)	$(15.7)	$(80.2)

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	September 30, 2022				October 31, 2021
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$7.3	$28.9	$20.8	$57.0	$3.5	$19.8	$15.4	$38.7
Completion	36.5	25.9	53.2	115.6	17.8	15.4	34.5	67.7
Production	15.2	7.4	4.7	27.3	10.2	6.2	3.1	19.5
Intervention	7.5	6.3	7.9	21.7	5.0	4.4	3.7	13.1
Total revenues	$66.5	$68.5	$86.6	$221.6	$36.5	$45.8	$56.7	$139.0

	Nine Months Ended
	September 30, 2022				October 31, 2021
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$17.7	$80.3	$53.9	$151.9	$6.8	$52.9	$35.7	$95.4
Completion	89.2	64.2	130.9	284.3	50.8	46.1	66.9	163.8
Production	36.1	19.1	12.0	67.2	23.9	15.9	8.3	48.1
Intervention	19.9	16.8	18.2	54.9	12.9	11.9	9.6	34.4
Total revenues	$162.9	$180.4	$215.0	$558.3	$94.4	$126.8	$120.5	$341.7
The following table presents capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 31, 2021	September 30, 2022	October 31, 2021
Rocky Mountains	$3.6	$0.4	$6.9	$2.3
Southwest	3.6	0.7	7.5	2.6
Northeast/Mid-Con	5.3	0.7	11.7	2.5
Corporate and other	—	—	—	0.1
Total capital expenditures	$12.5	$1.8	$26.1	$7.5

The following table presents total assets by segment:

	September 30, 2022	December 31, 2021
Rocky Mountains	$138.0	$127.7
Southwest	143.9	134.4
Northeast/Mid-Con	117.2	97.6
Total	399.1	359.7
Corporate and other	41.0	28.0
Total assets	$440.1	$387.7

NOTE 11 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended September 30, 2022 and October 31, 2021, 0.5 and 0.5 million shares of the Company’s common stock, respectively, and for the nine months ended September 30, 2022 and October 31, 2021, 0.5 and 0.4 million shares of the Company’s common stock, respectively, were excluded from the determination of diluted net income (loss) per common share because their effect would have been anti-dilutive. The computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2022 and October 31, 2021 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2022	October 31, 2021	September 30, 2022	October 31, 2021
Net income (loss)	$11.1	$(18.8)	$(16.3)	$(80.6)
(Shares in millions)
Basic weighted average common shares	11.5	8.6	11.0	8.4
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	11.5	8.6	11.0	8.4

Basic net income (loss) per common share	$0.96	$(2.19)	$(1.49)	$(9.60)
Diluted net income (loss) per common share	$0.96	$(2.19)	$(1.49)	$(9.60)
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

•ongoing volatility in national and global crude oil demand and crude oil prices;
•uncertainty regarding our future operating results;
•our credit profile and our ability to renew or refinance our indebtedness;
•legislative or regulatory changes and potential liability under federal and state laws and regulations;
•general economic conditions, such as inflation and government efforts to reduce inflation, including increases in interest rates, or a prolonged recession;
•increased costs and other changes in supply, demand and costs of equipment;
•the market environment and impacts resulting from COVID-19, including the global supply chain disruptions and the government interventions into the financial markets and economy, among other factors;
•overall domestic and global political and economic conditions, including the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict, including the ongoing conflict in Ukraine;
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

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2022, as compared to our results of operations for the three and nine months ended October 31, 2021. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, people and assets across all the geographic regions where we maintain a presence. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley, a premier provider of large diameter coiled tubing services in the Permian Basin, further enhancing our completions business. We successfully completed the integration of the Motley business during fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. In March 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent region, providing fishing, non-hydraulic fracturing high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Tecton and Red Bone businesses during fiscal 2019. We acquired Quintana Energy Services (“QES”) during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of diversified oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

The merger of KLXE and QES (the “Merger”) provided increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The Merger combined two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leveraged two of the largest fleets of coiled tubing and wireline assets, with KLXE becoming a leading provider of large diameter coiled tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market.

After closing the Merger, the Company has integrated personnel, facilities, processes and systems across all functional areas of the organization. Additional synergies may be realized as management continues to rationalize operational facilities and align common roles, processes and systems throughout each function and region. The Merger also enhanced the Company’s ability to effect further industry consolidation.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 30 patents and 5 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. Market demand for our services is experiencing a recovery from the lows of the last two years that were heavily impacted by COVID-19. The ongoing conflict in Ukraine has contributed to a growing price resurgence for crude oil and is a major factor behind the increased demand for drilling, completion and production activities in 2022.

Also, the impact of COVID-19 on the global economy has lessened significantly in 2022, although recent inflation has put pressure on and is expected to continue to negatively impact global demand.

So far in 2022, West Texas Intermediate (“WTI”) prices have increased by 43.1% from January 1 to June 30 and decreased by 25.8% from July 1 to September 30, however, commodity prices throughout 2022 still remain significantly higher than prices in 2020 and 2021. In response to the rising oil prices and as a response to the energy crisis resulting from the ongoing conflict in Ukraine, the United States has continued to increase drilling and completion activity levels. As of September 30, 2022, U.S. rig count was up to 765, an increase of 30.5% since December 31, 2021, according to a report from Baker Hughes.

As noted above, commodity prices have recently declined slightly from the highs experienced in the second quarter and the demand for commodities could decline further due to, among other things, uncertainty and volatility arising from the ongoing conflict in Ukraine, release of sanctions on Russia, increasing inflation and government efforts to reduce inflation, speculation as to future actions by OPEC+, a widespread resurgence of COVID-19, higher gas prices, or possible changes in the overall health of the global economy, including a prolonged recession. Although current forward strip for commodity prices indicate expectations of relatively high commodity prices over the next twelve months or longer, the current commodity price environment remains uncertain and the extent to which commodity prices and our operating and financial results of future periods will be impacted by the above-mentioned factors will depend largely on future developments, which are highly uncertain and cannot be accurately predicted.

During the quarter ended September 30, 2022, the Producer Price Index as measured by the Bureau of Labor Statistics decreased by 0.2%. In spite of this decrease in the third quarter of 2022, we have experienced higher costs for goods used in providing services to our customers. In addition, we face increased competition for labor, as turnover in the industry is still fairly high. We are spending more to attract and retain employees in the field, especially as we plan for continued growth for the remainder of this fiscal year. At the same time, we have seen increased demand for our services, which has allowed us to implement price increases with our customers across all regions.

The Company remains focused on providing the highest level of customer service across our regions and different service offerings, which has allowed us to make meaningful positive impacts to our revenue, operating margins, Adjusted EBITDA and cash flows. We are taking steps to hire essential personnel and increase capital expenditures as activity rebounds, but we are measured in our growth and focused on returns.

We believe our diverse product and service offerings uniquely position KLXE to respond to a rapidly evolving marketplace where we can provide a comprehensive suite of engineered solutions for our customers with one call and one master services agreement.

How We Generate Revenue and the Costs of Conducting Our Business

Our business strategy seeks to generate attractive returns on capital by providing differentiated services and prudently applying our cash flows to select targeted opportunities, with the potential to deliver high returns that we believe offer superior margins over the long-term. Our services generally require equipment that is less expensive to maintain and is operated by a smaller staff than many other oilfield service providers. As part of our returns-focused approach to capital spending, we are focused on efficiently utilizing capital to develop new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment.

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

The measures we believe most effective to achieve the above stated goals include:

•Revenue
•Adjusted Earnings before interest, taxes, depreciation and amortization (“Adjusted EBITDA”): Adjusted EBITDA is a supplemental non-GAAP financial measure that is used by management and external users of our financial statements, such as industry analysts, investors, lenders and rating agencies. Adjusted EBITDA is not a measure of net earnings or cash flows as determined by GAAP. We define Adjusted EBITDA as net earnings (loss) before interest, taxes, depreciation and amortization, further adjusted for (i) goodwill and/or long-lived asset impairment charges, (ii) stock-based compensation expense, (iii) restructuring charges, (iv) transaction and integration costs related to acquisitions and (v) other expenses or charges to exclude certain items that we believe are not reflective of ongoing performance of our business.
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

Results of Operations
Three Months Ended September 30, 2022 Compared to Three Months Ended October 31, 2021

Revenue. The following is a summary of revenue by segment:

	Three Months Ended
	September 30, 2022	October 31, 2021	% Change
Revenue:
Rocky Mountains	$66.5	$36.5	82.2%
Southwest	68.5	45.8	49.6%
Northeast/Mid-Con	86.6	56.7	52.7%
Total revenue	$221.6	$139.0	59.4%

For the quarter ended September 30, 2022, revenues were $221.6, an increase of $82.6, or 59.4%, as compared with the prior year period. Rocky Mountains segment revenue increased by $30.0, or 82.2%, Southwest segment revenue increased by $22.7, or 49.6%, and Northeast/Mid-Con segment revenues increased by $29.9, or 52.7%. The increase in Rocky Mountains revenue was driven by an increase in activity and pricing across service lines, most prominently in coiled tubing, wireline, rentals, tech services and directional drilling. The increase in Southwest revenue was primarily driven by a similar increase in activity and pricing across service lines, with directional drilling and coiled tubing experiencing the largest increases. The increase of Northeast/Mid-Con revenue was primarily due to increases in pressure pumping, accommodations and tech services activity and pricing in the region.

On a product line basis, drilling, completion, production and intervention services contributed approximately 25.7%, 52.2%, 12.3% and 9.8%, respectively, to revenue for the three months ended September 30, 2022. Drilling, completion, production and intervention services revenues increased by approximately $18.3, $47.9, $7.8 and $8.6, respectively, as compared to the three months ended October 31, 2021.

Cost of sales. For the quarter ended September 30, 2022, cost of sales were $168.8, or 76.2% of sales, as compared to the three months ended October 31, 2021 of $120.7, or 86.8% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the quarter. Additionally, the Company experienced inflationary pressures in raw materials and finished goods, but price increases partially offset the inflationary pressures.

Selling, general and administrative expenses. For the quarter ended September 30, 2022, selling, general and administrative (“SG&A”) expenses were $18.0, or 8.1% of revenues, as compared with $14.8, or 10.6% of revenues, in the prior year period. The reduction in percentage of revenues is mainly due to strong operating leverage facilitating minimal SG&A increases as revenue increased 59.4% in the three months ended September 30, 2022 as compared to the three months ended October 31, 2021.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Three Months Ended
	September 30, 2022	October 31, 2021	% Change
Operating income (loss):
Rocky Mountains	$11.7	$(1.7)	788.2%
Southwest	5.2	(4.1)	226.8%
Northeast/Mid-Con	17.2	1.7	911.8%
Corporate and other	(13.7)	(6.3)	(117.5)%
Total operating income (loss)	$20.4	$(10.4)	296.2%

For the quarter ended September 30, 2022, operating income was $20.4 compared to operating loss of $10.4 in the prior year period, due to improvements in activity and pricing.

Each segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $11.7, Southwest segment operating income was $5.2, and Northeast/Mid-Con segment operating income was $17.2 for the three months ended September 30, 2022. The driving factor for the improvement in each case was higher pricing and activity during the period.

Income tax expense. For the quarter ended September 30, 2022, income tax expense was $0.3, as compared to income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net income (loss). For the quarter ended September 30, 2022, net income was $11.1, as compared to net loss of $18.8 in the prior year period, primarily as a result of improving industry conditions.

Results of Operations

Nine Months Ended September 30, 2022 Compared to Nine Months Ended October 31, 2021

Revenue. The following is a summary of revenue by segment:

	Nine Months Ended
	September 30, 2022	October 31, 2021	% Change
Revenue:
Rocky Mountains	$162.9	$94.4	72.6%
Southwest	180.4	126.8	42.3%
Northeast/Mid-Con	215.0	120.5	78.4%
Total revenue	$558.3	$341.7	63.4%

For the nine months ended September 30, 2022, revenues were $558.3, an increase of $216.6, or 63.4%, as compared with the prior year period. Rocky Mountains segment revenue increased by $68.5, or 72.6%, Southwest segment revenue increased by $53.6, or 42.3%, and Northeast/Mid-Con segment revenues increased by $94.5, or 78.4%. The increase in Rocky Mountains revenue was driven by an increase in activity and pricing across service lines, most prominently in wireline, coiled tubing, rentals, tech services and directional drilling. The increase in Southwest revenue was primarily driven by a similar increase in activity and pricing across service lines, with directional drilling, coiled tubing and wireline experiencing the largest increases. The increase of Northeast/Mid-Con revenue was primarily due to increases in pressure pumping, accommodations, tech services, directional drilling and coiled tubing activity and pricing in the region.

On a product line basis, drilling, completion, production and intervention services contributed approximately 27.3%, 50.9%, 12.0% and 9.8%, respectively, to revenue for the nine months ended September 30, 2022.

Drilling, completion, production and intervention services revenues increased by approximately $56.5, $120.5, $19.1 and $20.5, respectively, as compared to the nine months ended October 31, 2021.

Cost of sales. For the nine months ended September 30, 2022, cost of sales were $454.7, or 81.4% of sales, as compared to the nine months ended October 31, 2021 of $308.5, or 90.3% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the nine months ended September 30, 2022. Additionally, the Company experienced inflationary pressures in raw materials and finished goods, but price increases partially offset the inflationary pressures.

Selling, general and administrative expenses. For the nine months ended September 30, 2022, SG&A expenses were $51.0, or 9.1% of revenues, as compared with $44.1, or 12.9% of revenues, in the prior year period. The reduction in percentage of revenues is mainly due to strong operating leverage facilitating minimal SG&A increases as revenue increased 63.4% in the nine months ended September 30, 2022 as compared to the nine months ended October 31, 2021.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Nine Months Ended
	September 30, 2022	October 31, 2021	% Change
Operating income (loss):
Rocky Mountains	$14.9	$(11.1)	234.2%
Southwest	6.8	(15.3)	144.4%
Northeast/Mid-Con	23.7	(8.9)	366.3%
Corporate and other	(35.1)	(20.9)	(67.9)%
Total operating income (loss)	$10.3	$(56.2)	118.3%

For the nine months ended September 30, 2022, operating income was $10.3 compared to operating loss of $56.2 in the prior year period, due to improvements in activity and pricing.

Each segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $14.9, Southwest segment operating income was $6.8, and Northeast/Mid-Con segment operating income was $23.7 for the nine months ended September 30, 2022. The driving factor for the improvement in each case was higher pricing and activity during the period.

Income tax expense. For the nine months ended September 30, 2022, income tax expense was $0.6, as compared to income tax expense of $0.4 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the nine months ended September 30, 2022, net loss was $16.3, as compared to a net loss of $80.6 in the prior year period, primarily as a result of improving industry conditions, driving improved revenue and margins.
Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s ABL Facility and cash flows from operations. At September 30, 2022, we had $41.4 of cash and cash equivalents and $45.0 available on the September 30, 2022 ABL Facility Borrowing Base Certificate, which resulted in an available liquidity position of $86.4.

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest as well as leases for property and equipment and purchase obligations as part of normal operations. See below “— ABL Facility” and “— Senior Notes” for information regarding scheduled maturities of our long-term debt. See “Note 10 - Leases” of Item 8 in our 2021 Transition Report on Form 10-K filed with the SEC on March 14, 2022 for information regarding scheduled maturities of our operating and financing leases.

We have taken several actions to continue to improve our liquidity position, including issuing equity under our ATM program and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, despite ongoing volatility in commodity prices and increased inflation, increasing oil prices have resulted in an increase in demand for our services and an improvement in our operating cash flows in the nine months ended September 30, 2022 as compared to the nine months ended October 31, 2021. We believe based on our current forecasts, our cash on hand, continued draws under the ABL Facility, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results continue to improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

We have substantial indebtedness. As of September 30, 2022, we had total outstanding long-term indebtedness of $295.6 under our ABL Facility and Senior Notes as described in greater detail under “— ABL Facility” and “—Senior Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources and related pricing for our services, increasing inflation and government efforts to reduce inflation, the willingness of capital providers to lend to our industry, the continuation of the COVID-19 pandemic, and other financial and business factors, many of which are beyond our control.

Our ABL Facility matures in September 2024 and our Notes mature in 2025. Our ability to refinance or restructure our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations. A rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt to refinance our existing indebtedness, for acquisitions or other purposes. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage, and issuing common stock may result in dilution to our current stockholders.

In light of our substantial leverage position and the uncertainty regarding future market conditions, availability of capital and our financial performance, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may explore various alternatives to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, a mix of refinancings, private or public equity or debt raises and rights offerings, repurchases of our outstanding Notes, debt-for-debt or debt-for-equity exchanges or conversions that if successful could result in the dilution of ownership by existing stockholders.

Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all. As noted below, our recent Amendment provides us with the ability to redeem, repurchase, defease or otherwise satisfy the outstanding Notes using proceeds of equity issuances or by converting or exchanging Notes for equity. In November 2022, we consummated debt-for-equity exchanges for $4.0 aggregate principal amount of the Notes. We may, at any time and from time to time, seek to retire or purchase additional outstanding Notes in open-market purchases, privately negotiated transactions or otherwise, or convert or exchange Notes for equity, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2024. Borrowings under the ABL Facility bear interest at a rate equal to SOFR (as defined in the ABL Facility) plus the applicable margin (as defined). Availability under the ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as we maintain a minimum level of borrowing availability. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of September 30, 2022. The effective interest rate under the ABL Facility was approximately 8.3% on September 30, 2022.

On September 22, 2022, the Company entered into a Third Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “Amendment”).

The Amendment, among other things, (i) extends the maturity date of the ABL Facility by a year from September 14, 2023 to September 15, 2024, (ii) increases the applicable margin by 0.50%, (iii) replaces LIBOR as the benchmark rate with Term SOFR, (iv) provides the Company with the ability to redeem, repurchase, defease or otherwise satisfy its outstanding Notes using proceeds of equity issuances or by converting or exchanging Notes for equity, (v) resets consolidated EBITDA solely for purposes of calculating the springing fixed charge coverage ratio (“FCCR”) to be annualized beginning with the fiscal quarter ended as of June 30, 2022 until the fourth fiscal quarter ended thereafter (provided that fixed charges will continue to be calculated on a trailing-twelve month basis), (vi) requires that, after giving effect to any borrowing and the use of proceeds thereof, the Company not have more than $35.0 in excess cash on its balance sheet and (vii) increases the availability trigger for a cash dominion event. See Note 2 for further discussion on the adoption of the related accounting standard ASU 2020-04.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the nine months ended September 30, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of September 30, 2022, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Notes”) offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Notes, total debt related to the Notes as of September 30, 2022 was $245.6. The Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1 and mature in 2025. Accrued interest related to the Notes was $12.0 as of September 30, 2022.

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

Capital Expenditures

Our capital expenditures were $26.1 during the nine months ended September 30, 2022, compared to $7.5 in the nine months ended October 31, 2021. We now expect to incur between $30.0 and $35.0 in total capital expenditures for the year ending December 31, 2022, based on current industry conditions. We have no material commitments for capital expenditures beyond the next twelve months. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

COVID-19 coupled with the ongoing conflict in Ukraine have caused global crude oil supply shocks and continued volatility in oil prices, and rising inflation coupled with government efforts to reduce its effects have increased fear of recession and resulted in significant volatility in global markets, both of which have significantly affected the value of our common stock, which, even amid ongoing recovery in our industry and increasing demand for our services, may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings.

During the three and nine months ended September 30, 2022, the Company sold 241,551 and 1,826,199 shares of Common Stock, respectively, for gross proceeds of approximately $1.7 and $10.1, respectively, and paid legal and administrative fees of $0.1 and $0.2, respectively. During the three and nine months ended October 31, 2021, the Company sold 1,070,000 and 1,130,216 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $4.9 and $5.5, respectively, and paid fees to the sales agent and other legal and accounting fees of $0.1 and $0.7, respectively, to establish the ATM Offering.

Cash Flows

Our cash flows provided by operating activities for the nine months ended September 30, 2022 were approximately $3.9 as compared to approximately $43.2 used in operating activities for the nine months ended October 31, 2021. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At September 30, 2022, we had $41.4 of cash and cash equivalents. Cash on hand at September 30, 2022 increased by $13.4, as a result of $23.8 of cash flows provided by financing activities and $3.9 of cash flows provided by operating activities offset by $14.3 of cash flows used in investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Nine Months Ended
	September 30, 2022	October 31, 2021
Net cash flows provided by (used in) operating activities	$3.9	$(43.2)
Net cash flows (used in) provided by investing activities	(14.3)	6.2
Net cash flows provided by financing activities	23.8	30.7
Net change in cash	13.4	(6.3)
Cash balance end of period	$41.4	$40.8

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $3.9 for the nine months ended September 30, 2022, as compared to net cash used in operating activities of $43.2 for the nine months ended October 31, 2021. The improvement in operating cash flows was primarily attributable to the increase in revenues across most service and related product lines driven by an increase in activity. As operational performance improved during the quarter, overall operating cash flows became positive for the nine months ended September 30, 2022.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $14.3 for the nine months ended September 30, 2022, as compared to net cash provided by investing activities of $6.2 for the nine months ended October 31, 2021. The cash flows used in investing activities for the nine months ended September 30, 2022 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of facilities, trucks and other idle assets resulting from the cost reduction initiatives.

Net cash provided by financing activities

Net cash provided by financing activities was $23.8 for the nine months ended September 30, 2022, compared to net cash provided by financing activities of $30.7 for the nine months ended October 31, 2021. During the nine months ended September 30, 2022, $20.0 in cash was received as borrowings under the ABL facility, $9.9 was received as proceeds on ATM Offering sales, $1.4 was received as proceeds from finance lease refinancing, $5.5 was paid on finance lease obligations, $1.4 was paid on financed payables, $0.3 was paid for debt issuance costs and $0.3 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.
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

In connection with the preparation of this Quarterly Report for the quarter ended September 30, 2022, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2022.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended September 30, 2022:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2022 - July 31, 2022	—	$—	—	$48,859,603
August 1, 2022 - August 31, 2022	—	$—	—	$48,859,603
September 1, 2022 - September 30, 2022	—	$—	—	$48,859,603
Total	—		—
(1) Includes shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Amended and Restated LTIP.
(2) The average price paid per share of common stock repurchased includes commissions paid to the brokers.
(3) In August 2019, our Board authorized a share repurchase program for the repurchase of outstanding shares of the Company’s common stock having an aggregate purchase price up to $50.

Debt for Equity Exchanges

During the period from October 1, 2022 through the date of this report, we entered into debt for equity exchange agreements (the “Exchange Agreements” and each, an “Exchange Agreement”) with certain holders (the “Noteholders”) of our Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $4.0 in aggregate principal amount of the Company’s outstanding Notes for an aggregate of 235,281 shares of our common stock (the "Exchanges" and each, an “Exchange”).

The Company’s shares of common stock issued in connection with the Exchanges were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued to existing holders of the Company’s securities without commission in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The Notes exchanged represent approximately 1.6% of the outstanding principal amount of outstanding Notes prior to the Exchanges. Following the Exchanges, approximately $246.0 in aggregate principal amount of Notes will remain outstanding.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Appointment of Director

On November 8, 2022, at the recommendation of the Nominating and Corporate Governance Committee of the Board of Directors (the “Board”) of KLX Energy Services Holdings, Inc. (the “Company”), the Board increased the size of the Board to seven by appointing Christopher J. Baker, President and Chief Executive Officer of the Company, to the Board, effective immediately. The Board designated Mr. Baker as a Class I Director to serve until the Company’s 2025 Annual Meeting of Stockholders or his earlier resignation, retirement or other termination of service. Mr. Baker will not serve on any committee. As President and Chief Executive Officer of the Company, Mr. Baker is not independent.

Except for Mr. Baker’s role as President and Chief Executive Officer of the Company and his compensation from the Company in that capacity, which is described in the Company’s Definitive Proxy Statements filed with the Securities and Exchange Commission (“SEC”) on April 18, 2022, under the heading “Executive Compensation,” there are no arrangements or understandings between Mr. Baker and any other persons pursuant to which he was named as a director of the Company and Mr. Baker is not a party to any transaction, or series of transactions, required to be disclosed pursuant to Item 404(a) of Regulation S-K. Mr. Baker will not receive any additional compensation in his role as director.

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

10.1
Third Amendment, dated as of September 22, 2022, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.'s Current Report on Form 8-K, filed on September 28, 2022, File No. 001-38609).

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

Date: November 10, 2022

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: November 10, 2022

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: November 10, 2022