Form 10-K
period 2022-12-31
KLX Energy Services Holdings, Inc.
filed 2023-03-09
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2022
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2022, the aggregate market value of the registrant’s common stock held by non‑affiliates was approximately $47.1 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The registrant has one class of common stock, $0.01 par value, of which 16,407,768 shares were outstanding as of March 8, 2023.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on May 10, 2023, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2022, are incorporated by reference in Part III.

KLX Energy Services Holdings, Inc.

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

The Private Securities Litigation Reform Act of 1995 provides a “safe harbor” for forward‑looking statements to encourage companies to provide prospective information to investors. This Annual Report on Form 10‑K (this “Annual Report”) includes forward‑looking statements that reflect our current expectations and projections about our future results, performance and prospects. Forward‑looking statements include all statements that are not historical in nature or are not current facts. When used in this Annual Report, the words “believe,” “expect,” “plan,” “intend,” “anticipate,” “estimate,” “predict,” “potential,” “continue,” “may,” “might,” “should,” “could,” “will” or the negative of these terms or similar expressions are intended to identify forward‑looking statements, although not all forward-looking statements contain such identifying words.

These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward‑looking statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the "SEC"), in particular those discussed under “Item 1A. Risk Factors,” as well as “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report, including the following factors:

•the market environment and impacts resulting from the novel coronavirus ("COVID-19") pandemic and subsequent variants;
•persistent volatility in national and global crude oil demand and crude oil prices;
•the possibility of inefficiencies, curtailments or shutdowns in our customers’ operations, whether in response to reductions in demand or other factors;
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
•general economic conditions, including increases in inflation and interest rates;
•our credit profile and our ability to renew or refinance our indebtedness;
•changes in supply, demand and costs of equipment;
•oilfield anti-indemnity provisions;
•seasonal and adverse weather conditions that can affect oil and natural gas operations;
•reliance on information technology ("IT") resources and the inability to implement new technology and services;
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

RISK FACTOR SUMMARY
Below is a summary of the material risk factors that make an investment in our common stock speculative or risky. This summary does not address all of the risks that we face. Additional discussion of the risks summarized in this risk factor summary, and other risks that we face, can be found in Item 1A “Risk Factors” and should be carefully considered, together with other information in this Annual Report, before making investment decisions regarding our common stock.

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
•Our significant level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities. The indenture that governs the Senior Notes and the credit agreement that governs the asset-based lending facility (the “ABL Facility”) have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.
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

Transition Period

On September 3, 2021, our Board of Directors ("Board" or "Board of Directors") approved a change in our fiscal year end from January 31 to December 31, effective beginning with the eleven-month period ended December 31, 2021. In this Annual Report, references to “Transition Period” refer to the eleven-month period ended December 31, 2021.

Company Overview

Except as otherwise indicated or unless the context otherwise requires, “KLX Energy Services,” “KLXE,” “Company,” “we,” “us” and “our” refer to KLX Energy Services Holdings, Inc. and its consolidated subsidiaries.

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

We deliver mission critical oilfield services to primarily independent major oil and gas companies focused on drilling, completion, production and intervention activities for technically demanding wells from over 50 service facilities located in the United States. Our primary services include directional drilling, coiled tubing, thru tubing, hydraulic frac rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing, pressure pumping and well control services. Our primary rentals and products include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, dissolvable plugs, composite plugs and accommodation units. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville).

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

Industry Overview

The oil and gas industry has historically been both cyclical and seasonal. Activity levels are driven primarily by drilling rig counts, technological advances, well completions, workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels and our customers’ capital and operating budgets. All of these indicators are driven by commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local weather, transportation and consumption patterns. Global supply and demand factors will likely continue to result in commodity price volatility, similar to that experienced in 2022.

In 2021, economic activity started recovering from COVID-19, albeit at an uneven pace. This led to an increase in activity for the industry, as evidenced by a higher rig count and West Texas Intermediate ("WTI") prices through the end of our fiscal year. The industry has seen a significant rebound since the emergence of the pandemic, including in early 2022, as a result of the ongoing conflict in Ukraine and increasing demand for oil and gas. For more information, see “Risk Factors” in Item 1A of Part I and in “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Outlook” in Item 7 of Part II of this Annual Report.

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

Our drilling activities are comprised of directional drilling services, downhole navigational and rental tools businesses and support services, including well planning, site supervision, accommodation rentals and other drilling rentals, which assist customers in the drilling and placement of complex directional and horizontal wellbores. These directional drilling activities utilize in-house positive pulse and electromagnetic measurement-while-drilling communication options to ensure accurate and timely delivery of data transmission for all real-time drilling applications as well as logging-while-drilling capabilities.

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

As of December 31, 2022, our market share of the U.S. onshore drilling market was 7.4%, as compared to 8.4% as of December 31, 2021, as measured by the number of rigs we have worked on during the year as a proportion of the total number of rigs published by Baker Hughes. We intend to continue to re-deploy additional directional drilling capacity into 2023, as market conditions warrant.

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

Our completions activities include a wide range of services:
•coiled tubing and nitrogen services;
•wireline services (including pump down perforating, logging and pipe recovery);
•pressure control products and services;
•wellhead and hydraulic fracturing rental products and services;
•flowback and testing services;
•thru-tubing technologies and services;
•rig assist snubbing services;
•cementing products and services;
•acidizing and pressure pumping services; and
•downhole completion tools, including:
◦toe sleeves;
◦wet shoe cementing bypass subs;
◦composite plugs;
◦dissolvable plugs;
◦liner hangers;
◦stage cementing tools, inflatables, float and casing equipment; and
◦retrievable completion tools.

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

As of December 31, 2022, we had a fleet of 39 coiled tubing units, 23 of which are large diameter coiled tubing units, across our geographical regions. Over time, when the industry recovers, we anticipate that our investments in large diameter coil tubing spreads will allow us to increase our share of spend as the large diameter coil tubing pulls through asset light services such as flowback and testing services, thru-tubing and pressure control services, while leveraging our enhanced cost structure.

Last year we continued to optimize the quality and performance of our magnesium alloy based line of dissolvable hydraulic fracturing plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional hydraulic fracturing plug but without the need for bottom hole intervention for removal. KLXE dissolvable plugs have been deployed successfully across all major U.S. oil and natural gas basins in now more than 910 wells by more than 60 customers. Our plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 300 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

The Company has 77 wireline units in the fleet and 37, or 48%, are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with high quality pump down services. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers.

We offer a full line of valves and corresponding services to assist clients with their pressure control needs during hydraulic fracturing operations. These valves are assembled in predetermined configurations based on customer preference and installed on the wellhead to control flow and pressure during hydraulic fracturing operations. We own a large, young line of valves serving the North American onshore oil and gas market. We have enhanced our hydraulic fracturing valve fleet line through the internal development of next generation technology, including our proprietary, patent pending hydraulic fracturing relief valve (“FRV”). Introduced in 2016, the FRV was built and designed to replace older “pop-off” systems. When tied into a hydraulic fracturing core (pumps), the FRV gives customers a safer and more reliable method for relieving surface pressure in the event of an unforeseen overpressure event. By doing this, we believe we minimize operational risk, as well as greatly reduce health, safety and environmental concerns that are associated with hydraulic fracturing operations.

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

Production: We also provide services to enhance and maintain oil and gas production throughout the productive lives of our customers’ wells. Our production services include maintenance-related intervention services as well as the provision of specifically required products and equipment. As with our completion and intervention service offerings, we have developed a portfolio of proprietary tools that we believe differentiates our production solutions service offering. The principal services and equipment we provide across the production lifecycle of the well include (i) production blow out preventers, (ii) mechanical wireline services, (iii) slick line services, (iv) hydro-testing, (v) premium tubulars and (vi) other specialized production tools.

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

Hydraulic Fracturing Protect Rod Hang Off Tool—This tool is developed to give customers the ability to “hang off” a rod string rather than tripping it out of the hole and laying it down. The associated costs of tripping rods out of the hole coupled with the damage of laying them down and picking the string back, we believe, make this tool an excellent alternative option for customers. The hang off tool allows an operator to easily hang the rod string in the wellhead and still gives them the ability to tie into the tubing, if need be, to monitor pressure or pump fluid.

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

HAVOK PDC Bearing Section—The patented Havok bearing pack is an extremely reliable and robust thru-tubing motor that deploys the industry’s only all PDC (Polycrystalline Diamond Compact) bearing design - meaning no ball bearings. The elegant design greatly reduces the operating cost of our thru-tubing motors and provides us with a significant differentiator in the thru-tubing space. Since being deployed, Havok has proven to be one of the most robust bearing packs available on the market.

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

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to major, large independent and regional oil and natural gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 740 customers within North America. Revenues from our five largest customers collectively represented approximately 21% of our revenues for the year ended December 31, 2022. No single customer accounted for more than 5% of our revenues during the year.

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

Competition

The markets in which we operate are highly competitive. We compete on a number of factors including performance, safety, quality, reliability, service, price, response time and a growing breadth of services and products. Additionally, projects are often awarded on a bid basis, which tends to create a highly competitive environment. To be successful, a company must provide services that meet the specific needs of oil and natural gas E&P companies and drilling, completions, production and intervention service contractors at competitive prices. We provide our services across the United States and we compete against different companies in each service and product line we offer. Our competition includes many large and small oilfield service companies, including the largest integrated oilfield services companies.

Our major competitors include Schlumberger, Baker Hughes, Halliburton, RPC, Nine Energy Services, Phoenix Technology Services, Scientific Drilling International, NexTier, Liberty Oilfield Services, Ranger Energy Services, ProPetro Holding Corp., STEP Energy Services, and other private competitors.

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

Suppliers and Procurement

We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment and, as of December 31, 2022, no single supplier accounted for more than 4% of our total supply and procurement costs. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

Customer Service

We are highly differentiated in each of the geographic markets that we serve with our services and associated product offerings. This is achieved by providing targeted, complementary services and related products and being responsive to our customers with both quality, as measured by the industry-standard non-productive time, and timely responses to requests. The key elements include:

•24-hours a day, seven days a week operations;
•recognized industry leading technicians in our principal service and product lines;
•responsiveness to our customers’ requirements for ready-to-deploy American Petroleum Institute certified equipment and a “can do” philosophy;
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

Although in the aggregate our patents and licenses are important to us, we do not regard any single patent, license or strategic relationship as critical or essential to our business as a whole. In general, we depend on our technological capabilities, customer service-oriented culture and application of our know-how to distinguish ourselves from our competitors, rather than our right to exclude others through patents or exclusive licenses. We also consider the quality and timely delivery of our products, the service we provide to our customers, and the technical knowledge and skill of our personnel to be more important than our registered intellectual property in our ability to compete.

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

In addition, claims for loss of oil and gas production and damage to formations can occur in the oilfield services industry. If a serious accident were to occur at a location where our equipment and services are being used, it could result in us being named as a defendant in lawsuits asserting large claims. Because our business involves the transportation of heavy equipment and materials, we from time to time experience traffic accidents, which may result in spills, property damage and personal injury.

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

Government Regulation and Environmental, Health and Safety Matters

Our operations and those of our customers are subject to extensive and changing federal, state and local laws and regulations establishing health, safety and environmental quality standards, including those governing discharges of pollutants into the air and water, protection of natural resources and certain wildlife and the management and disposal of hazardous substances and wastes. Failure to comply with these laws and regulations or comply with permits may result in the assessment of administrative, civil and criminal penalties; the imposition of remedial or corrective action requirements; and the imposition of injunctions or other orders to prohibit certain activities, restrict certain operations or force future compliance with environmental regulations. We are also subject to laws and regulations, such as the Comprehensive Environmental Response, Compensation, and Liability Act (“CERCLA”) and similar state statutes, governing remediation of contamination, which could occur or might have occurred at facilities that we own or operate, or which we formerly owned or operated, or to which we send or have sent hazardous substances or wastes for treatment, recycling or disposal. Historically, our environmental compliance costs have not had a material adverse effect on our operations. However, we could become subject to future liabilities or obligations as a result of new or more stringent interpretations of existing laws and regulations. In addition, we may have liabilities or obligations in the future if we discover any environmental contamination or liability relating to our facilities or operations.

The following is a summary of some of the existing laws, rules and regulations, as amended from time to time, to which we or our customers are subject.

Hazardous Substances and Waste Handling

The Resource Conservation and Recovery Act (“RCRA”) and comparable state statutes, regulate the generation, transportation, treatment, storage, disposal and cleanup of hazardous and non-hazardous wastes. Under the guidance issued by the Environmental Protection Agency (the “EPA”), individual states administer some or all of the provisions of RCRA, sometimes in conjunction with their own, more stringent requirements. We are required to manage the disposal of hazardous and non-hazardous wastes in compliance with RCRA and analogous state laws. RCRA currently exempts many E&P wastes from classification as hazardous waste. Specifically, RCRA excludes from the definition of hazardous waste produced waters and other wastes intrinsically associated with the exploration, development, or production of crude oil and natural gas. However, efforts have been made from time to time to remove this exclusion and thus it is possible that certain E&P waste now classified as non-hazardous waste and excluded from treatment as hazardous wastes may in the future be designated as “hazardous wastes” under RCRA or other applicable statutes. Naturally Occurring Radioactive Materials (“NORM”) may contaminate extraction and processing equipment used in the oil and natural gas industry. The waste resulting from such contamination is regulated by federal and state laws. Standards have been developed for worker protection; treatment, storage, and disposal of NORM and NORM waste; management of NORM-contaminated waste piles, containers and tanks; and limitations on the relinquishment of NORM contaminated land for unrestricted use under RCRA and state laws. Stricter regulation of wastes generated during our or our customers’ operations could result in increased costs for our operations or the operations of our customers, which could in turn reduce demand for our products and services and adversely affect our business.

Comprehensive Environmental Response, Compensation, and Liability Act
CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. The EPA has the power to make additional substances subject to CERCLA and is considering doing so at this time, which could result in additional remediation costs at certain properties in the future. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Endangered Species Act and Migratory Bird Treaty Act

The federal Endangered Species Act (“ESA”) and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (“FWS”) has the ability to designate additional species as protected by the ESA and alter the areas designated as habitat for such species. For example, FWS recently published a rule listing two distinct population segments of the Lesser Prairie Chicken under the ESA, a species found in some states where we operate. FWS has also considered taking additional measures related to species such as the Dunes Sagebrush Lizard and Greater Sage Grouse, which can be found in some areas where we operate. The designation of previously unidentified endangered or threatened species, or other agency actions aimed at species conservation could indirectly cause us to incur additional costs, cause our or our oil and natural gas exploration and production customers' operations to become subject to operating restrictions or bans, result in new difficulties obtaining permits or other authorizations, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). FWS has taken differing positions on the extent to which there is criminal liability under the MBTA for certain actions reacted to migratory birds, their nests, or their eggs. Some of our customers may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures.

National Environmental Policy Act

E&P activities on federal lands may be subject to review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. Approvals necessary for our customers to operate on federal or Tribal land are subject to NEPA. The NEPA review process has the potential to delay the permitting and subsequent development of oil and natural gas projects. NEPA requirements are subject to or influenced by regulations and guidance from the Council on Environmental Quality (“CEQ”), and the CEQ’s requirements and guidance for such reviews have altered several times during the past few years under different administrations, and are likely to continue to change. Most recently, in January 2023 the CEQ issued new guidance on consideration of greenhouse gas ("GHG") emissions and climate change in NEPA environmental reviews. At this time, we cannot predict the outcome of such changes on our operations or the operations of our customers. To the extent that new and more stringent NEPA requirements are finalized in the future, they could create permitting delays for our customers requiring federal approvals and thereby negatively impact the demand for our services.

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

Transportation Safety and Compliance

Operating a fleet of over 1,700 vehicles, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (the “DOT”) and analogous state agencies, which requires us to comply with a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for interstate travel, and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices (including for example, changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size) or by reducing the demand for common or contract carrier services or the cost of providing truckload services. Additional regulatory initiatives may be pursued relating to fuel quality, engine efficiency and GHG emissions, which could further increase our costs due to truck purchases and maintenance, impairment of equipment productivity, decreases in the residual value of vehicles, unpredictable fluctuations in fuel prices and increases in operating expenses. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads and our increased truck traffic could contribute to deteriorating road conditions in some areas. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations. Moreover, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act” or "CWA") and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or an analogous state agency.

There continues to be uncertainty on the federal government's applicable jurisdictional reach under the CWA over waters of the United States, including wetlands, as the EPA and the U.S. Army Corps of Engineers ("Corps") under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to define the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in January 2021 narrowing federal jurisdictional reach over waters of the United States, the EPA and Corps under President Biden issued a new rule at the end of 2022 that again broadens federal jurisdiction over these waters. The Supreme Court is also expected to rule on certain aspects of the definition in 2023, and the Biden Administration rule is likely to be subject to legal challenge. Therefore, the final substance of this definition and its impacts on the scope of the Clean Water Act remain uncertain at this time.

To the extent the Biden Administration rule goes into effect and expands the scope of the Clean Water Act's jurisdiction in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce our customers’ rate of production of oil and gas and reduce the demand for our products and services.

In other CWA matters, spill prevention, control and countermeasure requirements of federal laws require appropriate containment berms and similar structures to help prevent the contamination of navigable waters by a petroleum hydrocarbon tank spill, rupture or leak. In addition, the CWA and analogous state laws require individual permits or coverage under general permits for discharges of storm water runoff from certain types of facilities. Federal and state regulatory agencies can impose administrative, civil and criminal penalties as well as other enforcement mechanisms for non-compliance with discharge permits or other requirements of the CWA and analogous state laws and regulations. The CWA and analogous state laws provide for administrative, civil and criminal penalties for unauthorized discharges and, together with the Oil Pollution Act of 1990, impose rigorous requirements for spill prevention and response planning, as well as substantial potential liability for the costs of removal, remediation, and damages in connection with any unauthorized discharges.

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us or our customers to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone from 75 to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone and, on December 31, 2020, published notice of a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, this December 2020 final action is subject to legal challenge, which is currently on hold while the Biden Administration is reconsidering the December 2020 final action in favor of a potentially more stringent ground-level ozone NAAQS. State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.

The U.S. Congress has not adopted comprehensive climate change legislation but did impose the first-ever fee on the emission of GHGs through a methane emissions charge. The Inflation Reduction Act of 2022 (“IRA”) amends the CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. The methane emissions charge would start in calendar year 2024 at $900 per ton of methane, increase to $1,200 in 2025, and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. The IRA also requires the EPA to revise GHG reporting requirements for segments of the oil and gas sector, including portions of our customer base, by August 2024. The methane emissions charge and reporting revisions could increase our customers' operating or compliance costs and adversely affect their businesses, thereby reducing demand for our products and services. The IRA also instructs the EPA to revise GHG reporting requirements that apply to some of our customers’ operations. While we cannot predict the impact of any such revisions, if these revisions result in additional compliance costs for our customers, they could negatively impact the demand for our services.

Additionally, the IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. These incentives could accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, reduce demand for our customers’ products, and thereby reduce demand for our services.

In addition, President Biden has made combating climate change arising from GHG emissions a priority under this Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of this regulatory agenda. At the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements.

In recent years, there has been considerable uncertainty surrounding regulation of methane emissions. In 2020, the Trump Administration revised performance standards for methane established in 2016 to lessen the impact of those standards and removed the transmission and storage segments from the source category for certain regulations. However, the U.S. Congress subsequently passed, and President Biden signed into law, a revocation of the 2020 rulemaking, effectively reinstating the 2016 standards. In November 2021, the EPA issued a proposed rule and further supplemented the proposal in December 2022 to adopt new methane regulations for the oil and gas sector. If finalized, the proposed rule would establish Quad Ob new source and Quad Oc first-time existing source standards of performance for methane and volatile organic compound emissions in the oil and gas source category. This proposed rule would apply to upstream and midstream facilities at oil and natural gas well sites, natural gas gathering and boosting compressor stations, natural gas processing plants, and transmission and storage facilities. Owners or operators of affected emission units or processes would have to comply with specific standards of performance that may include leak detection using optical gas imaging and subsequent repair requirements, reduction of regulated emissions through capture and control systems, zero-emission requirements for certain equipment or processes, operations and maintenance requirements, and requirements for "green well" completions. Additionally, this proposed rule would impose expanded inspection, monitoring and emissions control requirements on oil and gas sites, as well as strengthen requirements related to emissions from equipment and routine flaring. The proposal would also establish a “Super Emitter Response Program” that would require operator response to emissions events exceeding 200 pounds per hour, as detected by regulatory authorities or qualified third parties. The proposal is expected to be finalized in 2023, but will likely be subject to legal challenges. As a result, we cannot predict the scope of any final methane regulatory requirements, or the expected cost to comply with such requirements. Any increase in regulatory requirements may increase operating or compliance costs for our customers and thereby reduce the demand for our services. Some states where we operate, such as New Mexico and Colorado, have also imposed new or more stringent methane emission regulations, which could also increase operating or compliance costs for our customers in these states and impact demand for our services. Some states where we operate, such as New Mexico and Colorado, have also imposed new or more stringent methane emission regulations, which could also increase operating or compliance costs for our customers in these states and impact demand for our services.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties ("COP26"), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. These goals were reaffirmed at the 27th Conference of the Parties (“COP27”) in November 2022. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States' commitments under the Paris Agreement, COP26, COP27 or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States. President Biden has issued several executive orders calling for more expansive action to address climate change and suspend new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. In November 2022 the federal Bureau of Land Management (“BLM”) proposed a rule that would limit flaring from well sites on federal and Tribal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. Other actions adversely affecting the oil and gas industry that may be pursued by the Biden Administration include limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, potentially eliminating certain tax rules (referred to as subsidies) that benefit the oil and gas industry, and imposing restrictions on pipeline infrastructure.

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

Additionally, climate change policies may impact the Company or our customers’ access to capital. Certain shareholders and bondholders currently invested in fossil-fuel energy companies are concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices that favor "clean" power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. While we cannot predict what policies may result from these announcements, a material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services.

The SEC has also proposed a rule that would require registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks; material climate-related impacts on strategy, outlook and business model; climate risk management; Scope 1 and 2

GHG emissions and Scope 3 GHG emissions under certain circumstances; and if the registrant has set them, climate-related targets and goals. The final rule is expected in 2023 and may be subject to legal challenge. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer's existing climate disclosures were misleading or deficient. We cannot predict the impact that any rule, if finalized, would have on our operations. To the extent that requirements or enforcement initiatives impose significant additional costs on us or our customers, we could be negatively impacted by the SEC’s regulatory or enforcement actions.

Finally, increasing concentrations of GHGs in the Earth’s atmosphere may produce climate changes that could have significant physical effects, such as increased frequency and severity of storms, droughts, and floods and other climatic events, as well as chronic shifts in temperature and precipitation patterns. These climatic developments have the potential to cause physical damage to our and our customers’ assets or disrupt operations and thus could have an adverse effect on each of our operations. Additionally, changing meteorological conditions, particularly temperature, may result in changes to the amount, timing, or location of demand for energy or its production. While our consideration of changing climatic conditions and inclusion of safety factors in design is intended to reduce the uncertainties that climate change and other events may potentially introduce, our ability to mitigate the adverse impacts of these events depends in part on the effectiveness of our facilities and our disaster preparedness and response and business continuity planning, which may not have considered or be prepared for every eventuality.

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

At the federal level, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving the use of diesel fuels and regarding certain wastewater discharges from onshore unconventional oil and gas extraction facilities under the Safe Drinking Water Act. In late 2016, the EPA also released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. BLM under both the Obama and Trump Administrations has pursued rules governing hydraulic fracturing activities on federal lands. These requirements have been subject to legal challenge and the outcome remains uncertain.

The U.S. Congress has from time to time considered but refused to adopt federal legislation regarding hydraulic fracturing including considering amending the current exemption for hydraulic fracturing operations that do not include fracturing fluids that contain diesel fuel under the Safe Drinking Water Act’s Underground Injection Control program. The Biden Administration has issued executive orders, could issue additional executive orders, and could pursue other legislative and regulatory initiatives that restrict hydraulic fracturing activities on federal lands. For example, President Biden issued an order in January 2021 suspending the issuance of new leases and authorizations, including drilling permits on federal lands and waters for a period of 60 days, and subsequently issued a second order on January 27, 2021 suspending the issuance of new leases on federal lands and waters pending completion of a study of current oil and gas practices. The suspension of these federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension but the federal government is appealing the district court decision. These or similar federal actions, if taken in the future, could impose additional hydraulic fracturing limitations on our customers that could ultimately result in decreased demand for our products and services.

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

Seismic Events and Water Availability

In recent years, wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has in the recent past identified six states with the most significant hazards from induced seismicity, which includes Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to these concerns, regulators in some states have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. Texas and Oklahoma have also issued orders or other directives, from time to time, requesting or even compelling operators of certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.

Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies.

Employees

As of December 31, 2022, we had approximately 1,779 employees. Approximately 89% of our employees are engaged in operations, quality and purchasing, 4% in sales and marketing and 7% in finance, human resources, IT, management and general administration. Our employees are not unionized, and we consider our employee relations to be good.

Available Information

Our filings with the SEC, including this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website, http://www.klxenergy.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained on the SEC’s website, www.sec.gov, which contains reports, proxy statements, information statements, and other information regarding SEC registrants, including KLX Energy Services Holdings, Inc.

In addition to the reports filed or furnished with the SEC and provided on our website, we publicly disclose material information from time to time in our press releases, at annual meetings of Shareholders and in publicly accessible conferences and Investor presentations primarily through our Investor Relations pages (https://investor.klxenergy.com).

It should be noted that references to the Company's website in this Annual Report are provided as a convenience and do not constitute, and should not be deemed, an incorporation by reference of the information contained on, or available through, the website, and such information should not be considered part of this Annual Report.

ITEM 1A.	RISK FACTORS (U.S. dollars in millions, except per unit data)

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

Our revenues are generated primarily from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. In recent years, the oil and gas industry has experienced significant downturns and volatility. For example, in 2020, low oil and natural gas prices due, in part, to the COVID-19 pandemic, caused a reduction in cash flows for our customers, which had a significant adverse effect on the financial condition of some of our customers. This has resulted in, and may continue to result in, lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us. These effects have had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows. As oil and gas prices increased significantly during the first half of 2022 and marked a slow decline in the second half of 2022, we anticipate oil and natural gas prices will continue to be volatile.

Factors over which we have no control that could affect our customers’ willingness to undertake drilling, completion, production, and intervention spending activities include:

•	the level of prices, and expectations about prices, for oil and natural gas;
•	the level of domestic and global oil and natural gas production;
•	the level of domestic and global oil and natural gas inventories;
•	the availability, pricing and perceived safety of pipeline, trucking, train storage and other transportation capacity;
•	the supply of and demand for oilfield services and equipment;
•	lead times associated with acquiring equipment and availability of qualified personnel;
•	the cost of exploring for, developing, producing and delivering oil and natural gas;
•	the expected rates of decline in production from existing and prospective wells;
•	the discovery rates of new oil and natural gas reserves;
•	any prolonged reduction in the overall level of oil and natural gas E&P activities, whether resulting from changes in oil and natural gas prices or otherwise;
•	uncertainty in capital and commodities markets and the ability of oil and natural gas E&P companies to raise equity capital and debt financing;
•	federal, state and local regulation of hydraulic fracturing and other oilfield service activities, as well as E&P activities, including public pressure on governmental bodies and regulatory agencies to regulate the oil and gas industry;
•	moratoriums on drilling activity resulting in a cessation of operation or a failure to expand operations;
•	adverse weather conditions, including rain, tropical storms, hurricanes and severe cold weather, that can affect oil and natural gas operations over a wide area;
•	oil refining capacity;
•	merger and divestiture activity among oil and gas producers;

•	the availability of water resources and suitable proppants in sufficient quantities and on acceptable terms for use in hydraulic fracturing operations;
•	the availability, capacity and cost of disposal and recycling services for used hydraulic fracturing fluids;
•
the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the continuing conflict between Russia and Ukraine;

•	worldwide political, military and economic conditions;
•	global or national health pandemics, epidemics or concerns, such as the COVID-19 pandemic, which reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;
•	actions of OPEC, its members and other state-controlled oil companies relating to oil and natural gas price and production levels, including announcements of potential changes to such levels;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;
•	the potential acceleration of the energy transition and development of alternative fuels; and
•	the price and availability of alternative fuels and energy sources.

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

Historically, prices for oil and natural gas have been extremely volatile and are expected to continue to be volatile. During the past five years, WTI has ranged from a low of $(36.98) per barrel ("Bbl") in April 2020 to a high of $123.64 per Bbl in March 2022. As of December 31, 2022, WTI closed at $80.16 per Bbl, a 6.4% increase compared to WTI on December 31, 2021. On February 27, 2023, WTI closed at $75.57 per Bbl.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, price reductions or increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including initiatives introduced by the Biden Administration and resulting energy and environmental policies, war or other military conflict, including the continuing conflict between Russia and Ukraine, the impact of the ongoing COVID-19 pandemic, and conditions in the U.S. oil and gas industry and the resulting demand for domestic land oilfield services.

If the prices of oil and natural gas continue to be volatile or decline, our business, financial condition and results of operations may be materially and adversely affected.

The COVID-19 pandemic has had, and may continue to have, a material adverse effect on our financial condition, results of operations and cash flows.

The COVID-19 pandemic in the United States and globally, together with significant volatility in commodity prices adversely affected, and may continue to adversely affect, both the price of and demand for crude oil and the continuity of our business operations.

The COVID-19 pandemic and its related effects continue to evolve. The ultimate extent of the impact of the COVID-19 pandemic and any other future pandemic on our business will depend on future developments, including, but not limited to, the nature, duration and spread of the disease and its variants, the vaccination rollout and responsive actions to stop its spread or address its effects and the duration, timing and the severity of the related consequences on commodity prices and the economy more generally, including any recession resulting from the pandemic. Any extended period of depressed commodity prices or general economic disruption as a result of a pandemic would adversely affect our business, financial condition and results of operations.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

Although in the first half of 2022, oil prices experienced a significant increase, the industry still has not fully recovered, and is currently still at a lower rig count than before the COVID-19 pandemic. We cannot assure you these conditions will not continue to exist throughout 2023. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers. A prolonged period of economic slowdown and/or recession in the United States, particularly if coupled with a prolonged slowdown in the E&P industry, would materially and adversely impact our business, financial condition and results of operations.

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

Our results have been, and in the future may be, impacted by the uncertainty caused by an economic downturn, public health crises, geopolitical issues, including the ongoing conflict between Russia and Ukraine, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders.

A continued recession or long-term market correction could further materially affect the value of our common stock, affect our access to capital and affect our business in the near and long-term. The borrowing base of our ABL Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services.

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

We may be adversely affected by the effects of inflation.

The U.S. inflation rate began increasing significantly in 2021 and has remained at an elevated level. Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has the potential to result in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates several times in 2022, and the U.S. Federal Reserve has indicated its intention to continue to raise benchmark interest rates in 2023 in an effort to curb inflationary pressure on the costs of goods and services across the United States, which could have the effects of raising the cost of capital and depressing economic growth, either of which or the combination thereof could hurt the financial and operating results of our business. To the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass through the cost increases to our customers, would negatively impact our business, financial condition and results of operations.

We may be unable to maintain existing prices or implement price increases on our services.

Our ability to maintain our existing prices or to implement price increases depends on our customers’ ability and willingness to pay such prices. As a result, and given the volatility in the market, we may not be successful in maintaining our existing prices or, in the future, implementing price increases. An increase in commodity prices and the ongoing recovery from the COVID-19 pandemic resulted in a significant increase in demand and prices for our services in the twelve months ended December 31, 2022 and in the transition period ended December 31, 2021. However, we cannot predict the ultimate magnitude or duration of the volatility in oil and gas prices and the COVID-19 pandemic on the prices we charge. Any inability to maintain our pricing or to increase our pricing from reduced levels could have a material adverse effect on our business, financial condition and results of operations.

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

Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the year ended December 31, 2022, no single customer accounted for more than 5% of our revenues. Our top five customers for the year ended December 31, 2022 together accounted for approximately 21% of our revenues. A reduction in purchases of our products and services by, or the loss of, one of our larger customers for any reason, such as the current industry conditions and economic downturn, insolvency of a customer, decreased production, changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, or failure to adequately service our clients, could have a material adverse effect on our business, financial condition and results of operations.

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

Our past acquisition activity and any future acquisitions may not be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our business, financial condition and results of operations.

Our business was created largely through a series of acquisitions, including most recently the Greene's Acquisition (as defined below). We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions and conduct due diligence activities and, where appropriate, engage in acquisition negotiations, some of which could be material to us. Our ability to continue to achieve our goals may depend upon our ability to effectively identify attractive businesses, access financing sources on acceptable terms, negotiate favorable transaction terms and successfully integrate any businesses we acquire, achieve cost efficiencies and manage these businesses as part of our company.

Our acquisition and merger activities may involve unanticipated delays, costs and other problems. If we encounter unanticipated problems with one of our acquisitions, our senior management may be required to divert attention away from other aspects of our business. We may lose key employees and customers of the acquired and merged businesses, and we may be unable to commercially develop acquired technologies. With any future acquisition or merger, we may also risk entering markets in which we have limited prior experience. Additionally, we may fail to consummate proposed acquisitions or divestitures, after incurring expenses and devoting substantial resources, including management time, to such transactions. Acquisitions also pose the risk that we may be exposed to successor liability relating to actions by an acquired company and its management before the acquisition. The due diligence we conduct in connection with an acquisition, and any contractual guarantees or indemnities that we receive from the sellers of acquired companies, may not be sufficient to protect us from, or compensate us for, actual liabilities that we assume or incur in connection with acquisitions we complete. Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate such acquired businesses. We also may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all. In addition, if we elect to utilize shares of common stock or other equity securities as consideration for one or more acquisitions or business combinations, such as we did in the Greene's Acquisition, or if we issue common stock or other equity securities in order to finance one or more acquisitions, existing stockholders of our company could experience dilution in the value of their securities, which could be material.

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

Fuel conservation measures, alternative fuel requirements, increasing consumer demand for or legislative incentives for alternatives to oil and natural gas, technological advances in fuel economy and energy generation devices could reduce demand for oil and natural gas. We cannot predict the impact of the changing demand for oil and natural gas services, and any major changes may have a material adverse effect on our business, financial condition and results of operations.

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

The markets in which we operate are highly competitive. Price competition, equipment availability, location and suitability, experience of the workforce, safety records, reputation, operating integrity and the condition of equipment are all factors used by customers in awarding contracts. Our competitors are numerous and may have greater financial and technological resources than we do. Contracts are traditionally awarded on the basis of competitive bids or direct negotiations with customers. The competitive environment has intensified as mergers among E&P companies have reduced the number of available customers and may further increase if E&P company bankruptcies further reduce the number of available customers or our existing and potential customers may develop their own service businesses. The fact that certain oilfield services equipment is mobile and can be moved from one market to another in response to market conditions heightens the competition in the industry. In addition, any increase in the supply of hydraulic fracturing fleets could have a material adverse impact on market prices. This increased supply could also require higher capital investment to keep our services competitive.

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

Weather has a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, including rain, tropical storms, hurricanes, tornadoes and severe cold weather, have in the past and may in the future interrupt or curtail operations, our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions, which can severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in the northeastern U.S., Colorado, North Dakota and Wyoming, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas impose transportation restrictions to prevent damage. In addition, throughout the year heavy rains adversely affect activity levels, as dirt access roads can become impassible in wet conditions and well locations become inaccessible.

Risks Relating to Financial Considerations

We have operated at a loss, and there is no assurance of our profitability in the future.

We have experienced periods of low demand for our services and have incurred operating losses. As discussed above, lower commodity prices and the effects of the COVID-19 pandemic resulted in a global recession with numerous E&P and oilfield services companies filing bankruptcy and a significant decline in demand and prices for our services in the fiscal year ended December 31, 2021. Although there have been improvements in profitability, we still had a net loss during the most recent period. We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical, experienced a significant downturn in 2020 due to COVID-19 and has experienced additional significant downturns in recent years, which are currently significantly affecting, and have in recent years significantly affected, the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations. We may not be able to sufficiently reduce our costs or increase our revenues to achieve profitability and generate positive operating income. We may incur further operating losses and experience negative operating cash flow, which may be significant.

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

We intend to fund our future capital expenditures primarily with cash flows from operating activities and existing cash balances. To the extent our cash and cash flows from operating activities are not sufficient, we could borrow under our ABL Facility. Availability under the ABL Facility is determined primarily by a borrowing base formula calculated based on a percentage of our accounts receivable and inventory. As of December 31, 2022, availability under the ABL Facility was $44.4.

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

We have substantial indebtedness. As of December 31, 2022, we had total outstanding long-term indebtedness of $283.4 under our ABL Facility and Senior Notes as described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

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

Our ABL Facility matures in September 2024 and we intend to work with our existing lenders or other sources of capital to seek to refinance the ABL Facility. If we are unable to refinance the ABL Facility over the next twelve months and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the year ending December 31, 2023. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we have, and may in the future, access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. For example, during the year ended December 31, 2022, we entered into debt for equity exchange agreements (the “Exchange Agreements” and each, an “Exchange Agreement”) with certain holders (the “Noteholders”) of our Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our common stock (the "Exchanges" and each, an “Exchange”).

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

As of December 31, 2022, we had total outstanding long-term indebtedness of $283.4 under our ABL Facility and Senior Notes. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

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

The indenture governing the Senior Notes contains customary affirmative and negative covenants restricting, among other things, the Company’s ability to incur indebtedness and liens, pay dividends or make other distributions, make certain other restricted payments or investments, sell assets, enter into restrictive agreements, enter into transactions with the Company’s affiliates, and merge or consolidate with other entities or sell substantially all of the Company’s assets. The indenture also contains customary events of default including, among other things, the failure to pay interest for 30 days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the Indenture subject to grace periods, cross-acceleration to indebtedness with an aggregate principal amount in excess of $50.0, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy.

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

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

We do not have long-term contracts with third-party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, chargers and other tools and equipment used in our operations. If demand for goods and services exceeds supply, such as from disruptions to the supply chain or supplier bankruptcies, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the year ended December 31, 2022, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 27% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a disruption to the supply chain or upon a bankruptcy of one or more of these suppliers or upon a shortage in our industry. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

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

We depend on third-party companies to support our operations through the timely supply of products. Our suppliers may experience capacity constraints that may result in their inability to supply us with products in a timely fashion, with adequate quantities or at a desired price. Factors affecting suppliers can include labor disputes, general economic issues, and changes in raw material and energy costs. Natural disasters such as earthquakes or hurricanes, as well as political instability, global or national health pandemics, epidemics or concerns, such as the COVID-19 pandemic, and terrorist activities, may negatively impact the production or delivery capabilities of our suppliers as well. These factors could lead to increased prices and/or the unfavorable allocation of products by our suppliers, which could reduce our revenues and profit margins and harm our customer relations. Significant disruptions in our supply chain could negatively impact our business, financial condition and results of operations.

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

We currently rely on a limited number of manufacturers for the production of the proprietary products used in the provision of our products and services. Termination of the manufacturing relationship with any of these manufacturers could affect our ability to provide such products and services to our customers. Although we believe other alternate sources of supply for our proprietary products exist, we would need to establish relationships with new manufacturers, which could potentially involve significant expense, delay, and potential changes to certain product components. Any protracted curtailment or interruptions of the supply of any of our key products, whether or not as a result of termination of our manufacturing relationships or patent infringement claims, could have a material adverse effect on our financial condition, business, and results of operations.

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

We operate trucks and other heavy equipment for the transportation and relocation of our oilfield services equipment and are therefore subject to regulation as a motor carrier by the DOT and analogous state agencies, whose regulations include authorizations to engage in motor carrier operations and regulatory safety. In addition, regulations issued by environmental and highway safety regulators can have an adverse impact on our trucking costs, and therefore, on our results of operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the DOT and analogous state legal requirements relating to trucking matters. While we cannot predict whether, or in what form, any legislation or regulatory and executive actions that change existing trucking legal requirements will occur, we may incur increased expenses associated with new or changed trucking laws, regulatory and executory actions, or other restrictions, which could negatively impact our business, financial condition and results of operations.
Legal requirements relating to hydraulic fracturing could increase our customers’ costs of doing business, limit the areas in which our customers can operate and reduce oil and natural gas production by our customers, which could adversely impact our business, financial condition and results of operations.

We do not directly engage in hydraulic fracturing but provide products and services in support of our customers’ fracturing activities. The practice is controversial in certain parts of the country and there remains increased scrutiny and government regulation of the hydraulic fracturing process. Additionally, with concerns about seismic activity resulting from injection of produced wastewaters into underground disposal wells, certain regulators could impose additional requirements related to seismic safety. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could also adversely impact their operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on these hydraulic fracturing, seismicity and water availability matters. One or more of these developments could decrease completion of our customers’ oil and gas wells, increase our and our customers’ compliance costs and reduce demand for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition.

We and our customers are subject to environmental and occupational health and safety laws and regulations that could increase our or our customers’ costs of doing business and adversely impact our business, financial condition and results of operations.

Our operations and our customers’ operations are subject to stringent federal, Tribal, state and local laws and regulations governing worker health and safety, protection of the environment, including natural resources and certain wildlife, and management, transportation and disposal of wastes, explosives and other materials. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on these matters. Additional regulatory requirements in one or more of these areas could adversely impact our customers’ operations, increase our and our customers’ compliance costs and reduce demand for our products and services, any of which could have a material adverse effect on our business, results of operations and financial condition.

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

The threat of climate change continues to attract considerable attention in the United States and foreign countries and, as a result, our and our customers’ operations are subject to legislative, regulatory, political, litigation and financial risks associated with the production and processing of fossil fuels and emission of GHGs. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the risks associated with attention to the threat of climate change and restriction of GHG emissions. New or amended legislation, executive actions, regulations or other regulatory initiatives that impose more stringent oil and gas sector requirements or fees on GHG emissions or restrict the areas in which this sector may produce oil and natural gas or generate GHG emissions could result in increased compliance costs or costs of producing fossil fuels. Additionally, political, financial and litigation risks may result in our or our customers restricting, delaying or canceling operational or production activities, incurring liability for infrastructure damages as a result of climatic changes, restricting access to capital, or impairing the ability to continue to operate in an economic manner, which could reduce demand for our products and services. Fuel conservation measures, alternative fuel requirements and increasing consumer demand for or legislative incentives supporting alternative energy sources (such as wind, solar, geothermal and tidal) could also reduce demand for oil and natural gas. The occurrence of one or more of these developments could have a material adverse effect on our business, financial condition and results of operations.

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
In addition, organizations that provide information to investors on corporate governance and related matters have developed ratings processes for evaluating companies on their approach to ESG matters. Currently, there are no universal standards for such scores or ratings, but the importance of sustainability evaluations is becoming more broadly accepted by investors and shareholders. Such ratings are used by some investors to inform their investment and voting decisions. Additionally, certain investors use these scores to benchmark companies against their peers and, if a company is perceived as lagging, these investors may engage with companies to require improved ESG disclosure or performance. Moreover, certain members of the broader investment community may consider a company’s sustainability score as a reputational or other factor in making an investment decision. Consequently, a low sustainability score could result in exclusion of our stock from consideration by certain investment funds, engagement by investors seeking to improve such scores and a negative perception of our operations by certain investors. These organizations can also place pressure on companies to set sustainability targets, including targets to reduce GHG emissions which could adversely impact demand for our services or result in increased costs for ourselves or our customers.

Restrictions, delays or cancellations imposed by governmental authorities in issuing permits or leases for our or our customers’ operations could impair our business.

We and our customers are required to obtain permits from one or more governmental agencies in order to perform certain activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. Moreover, some of our customers’ drilling and completion activities may take place on federal land or Tribal lands, requiring leases and other approvals from the federal government or Tribes to conduct such drilling and completion activities. The requirements for such permits vary depending on the type of operations, including the location where our customers’ drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. Also, in some cases, federal agencies have sought to cancel proposed leases for federal lands and refused or delayed required approvals. Permitting or lease delays, an inability to obtain or renew permits or leases, or revocation of our or our customers’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on permitting and leasing matters, including actions under the Biden Administration that may adversely affect oil and natural gas leasing and permitting activities. Consequently, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, resulting in reduced demand for our products and services and a corresponding loss of revenue to us as well as adversely affecting our results of operations in support of those customers.

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

The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species habitat. Similar protections are offered to migratory birds under MBTA. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the impact of wildlife laws. Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures. Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA, which listings could cause our customers to incur additional costs, become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

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

Risks Relating to Our Common Stock

Future sales of our common stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership interest.

We may sell shares of common stock in the future. We may also issue additional shares of common stock, including as employee compensation or as consideration in one or more acquisitions or other business combination transactions. As of December 31, 2022, we had outstanding approximately 13.5 million shares of our common stock. We also have registered 1,277,051 shares of common stock reserved for issuance under our Long-Term Incentive Plan ("LTIP"), and 340,000 registered shares of common stock are reserved for issuance under our Employee Stock Purchase Plan. Of those shares initially registered and reserved for issuance, as of December 31, 2022, approximately 1,170,398 restricted shares of common stock were granted in connection with equity awards to management, directors and employees and approximately 106,653 shares remain available for future issuance. An amendment to the LTIP was approved by stockholders on February 12, 2021 to increase the total number of shares reserved for issuance by 632,051 shares.

During the year ended December 31, 2022, we entered into debt for equity exchange agreements with certain holders of our Senior Notes. Pursuant to the Exchange Agreements, the noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our common stock.
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

We recently entered into a Registration Rights and Lock-Up Agreement with Greene’s Holding Corporation in connection with the Greene’s Acquisition. Following their receipt of common stock as consideration in the Greene’s Acquisition, subject to release from the associated lock-up provisions and the filing of a resale registration statement or satisfaction of the requirements of Rule 144, the seller may seek to sell the common stock delivered to them. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of common stock, may affect the market for, and the market price of, our common stock in an adverse manner.

On June 14, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, we may sell from time to time through the Agent (the “Offering”) the Company’s common stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. During the three and twelve months ended December 31, 2022, the Company sold 976,808 and 2,803,007 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $15.0 and $25.1, respectively, and paid legal and administrative fees of $0.1 and $0.3, respectively.

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

We cannot predict the size of future issuances of our common stock or securities convertible into common stock or the effect, if any, that future issuances and sales of shares of our common stock will have on the market price of our common stock. Sales of substantial amounts of our common stock (including shares issued in connection with an acquisition or shares held by stockholders with registration rights), or the perception that such sales could occur, may adversely affect prevailing market prices of our common stock. Sales of or other transactions relating to shares of our common stock by our significant stockholders, directors, officers or employees could cause a perception in the marketplace that adverse events or trends have occurred or may be occurring at our company or that it is otherwise an advantageous time to sell shares of our common stock.
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

Our amended and restated certificate of incorporation and amended and restated bylaws contain, and Delaware law contains, provisions that are intended to deter coercive takeover practices and inadequate takeover bids and to encourage prospective acquirers to negotiate with our Board rather than to attempt a hostile takeover. Some of these provisions include:

•	prohibiting cumulative voting by our stockholders on all matters;
•	establishing advance notice provisions for stockholder proposals and nominations for elections to the board of directors to be acted upon at meetings of stockholders;
•	a classified Board of Directors;
•	granting our Board the ability to authorize undesignated preferred stock; and
•	expressly authorizing our Board to adopt, alter or repeal our bylaws.
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

We qualify as an “emerging growth company” and are therefore eligible to utilize certain reduced reporting and other requirements that are otherwise applicable generally to public companies. For as long as we are an emerging growth company, which may be up to five full fiscal years, unlike other public companies, we will not be required to, among other things: (i) provide an auditor’s attestation report on management’s assessment of the effectiveness of our system of internal control over financial reporting pursuant to Section 404(b) of Sarbanes-Oxley; (ii) comply with any new requirements adopted by the Public Company Accounting Oversight Board (“PCAOB”) requiring a supplement to the auditor’s report in which the auditor would be required to provide additional information about the audit and the financial statements of the issuer; (iii) provide certain disclosures regarding executive compensation required of larger public companies; or (iv) hold nonbinding advisory votes on executive compensation. We will remain in an emerging growth company for up to five years, although we would cease to be an emerging growth company if we have more than $1,235 in annual revenue, have more than $700 in market value of our common stock held by non-affiliates or issue more than $1,000 of non-convertible debt over a three-year period.

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

We will lose emerging growth company status no later than December 31, 2023, and the loss of such status may require us to incur significant additional costs as we transition to complying with the various reporting requirements applicable to other public companies that are not emerging growth companies.

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

We currently lease our corporate headquarters, which is located at 3040 Post Oak Boulevard, 15th Floor, Houston, Texas 77056. We currently own or lease the following additional material facilities:

	Leased or Owned	Expiration of Lease
Rocky Mountains
Casper, WY	Lease	7/31/2025
Dickinson, ND	Lease	6/30/2024
Dickinson, ND	Lease	6/30/2024
Gillette, WY	Lease	11/30/2026
Gillette, WY	Own	N/A
Johnstown, CO	Own	N/A
LaSalle, CO	Lease	11/30/2027
Mills, WY	Lease	10/31/2026
Nunn, CO	Lease	10/1/2025
Platteville, CO	Own	N/A
Riverton, WY	Own	N/A
Rock Springs, WY	Lease	5/31/2024
Williston, ND	Own	N/A
Williston, ND	Own	N/A
Southwest
Cresson, TX	Own	N/A
Hobbs, NM	Lease	7/31/2026
Midland, TX	Lease	9/30/2027
Midland, TX	Lease	8/31/2023
Midland, TX	Lease	9/30/2023
Odessa, TX	Lease	6/30/2028
Pleasanton, TX	Lease	6/30/2027
Rosharon, TX	Lease	3/31/2026
Victoria, TX	Own	N/A
Willis, TX	Own	N/A
Northeast/Mid-Con
Bossier City, LA	Lease	5/31/2024
Bossier City, LA	Lease	12/31/2024
Bridgeport, WV	Lease	8/31/2024
Bridgeport, WV	Lease	8/31/2024
Elk City, OK	Own	N/A
Longview, TX	Own	N/A
Oklahoma City, OK	Lease	12/13/2026
Oklahoma City, OK	Lease	6/30/2026
Towanda, PA	Lease	Month-to-Month
Tioga, PA	Lease	Month-to-Month
Union City, OK	Own	N/A

We believe that our facilities are adequate for our current operations and allow us to efficiently serve our customers. We do not believe that any single facility is material to our operations and, if necessary, we could obtain a replacement facility.

ITEM 3.	LEGAL PROCEEDINGS (U.S. dollars in millions)

The Company is at times either a plaintiff or a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements, except as noted herein.

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. ("Magellan"), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

See Note 9. “Commitments, Contingencies and Off-Balance Sheet Arrangements” to our audited consolidated financial statements included elsewhere in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.
PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the Nasdaq Global Select Market under the symbol “KLXE”.

On March 3, 2023, the last reported sale price of our common stock as reported by Nasdaq was $14.46 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 704 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

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

Recent Sales of Unregistered Equity Securities

None in the three months ended December 31, 2022, other than previously reported on Current Report Form 8-K.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our common stock that we repurchased during the three months ended December 31, 2022:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2022 - October 31, 2022	0	$—	—	$48,859,603
November 1, 2022 - November 30, 2022	0	$—	—	$48,859,603
December 1, 2022 - December 31, 2022	17	$12.95	—	$48,859,603
Total	17		—
(1) Solely related to shares purchased from employees in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s Long-Term Incentive Plan.
(2) The average price paid per share of common stock repurchased under the share repurchase program includes commissions paid to the brokers.
(3) In August 2019, our board of directors authorized a share repurchase program for the repurchase of outstanding shares of the Company’s common stock having an aggregate purchase price up to $50.

ITEM 6.	[RESERVED]

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in millions, except per unit data)

You should read the following discussion of our results of operations and financial condition together with our audited consolidated financial statements and accompanying notes included elsewhere in this Annual Report as well as the discussion in “Item 1. Business.” This discussion contains forward-looking statements that involve risks and uncertainties. The forward-looking statements are not historical facts, but rather are based on our current expectations, estimates, assumptions and projections about our industry, business and future financial results. Our actual results could differ materially from the results contemplated by these forward-looking statements due to a number of factors, including those we discuss in “Item 1A. Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements.”

The following discussion and analysis addresses the results of our operations for the twelve months ended December 31, 2022, as compared to the eleven months ended December 31, 2021. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

The Merger of KLXE and QES provided increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The Merger combined two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leveraged two of the largest fleets of coiled tubing and wireline assets, with KLXE becoming a leading provider of large diameter coiled tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market. After closing the Merger, the Company integrated personnel, facilities, processes and systems across all functional areas of the organization.

We focused on generating additional cost savings from the Merger and to date have realized such savings through eliminating KLXE's legacy corporate headquarters in Wellington, Florida, rationalizing associated corporate functions to Houston, and capturing operational synergies in the areas of personnel, facilities and rolling stock. The Merger also enhanced the Company’s ability to effect further industry consolidation. Looking ahead, the Company continues to pursue strategic, accretive consolidation opportunities that further strengthen the Company’s competitive positioning and capital structure and drive efficiencies, accelerate growth and create long‑term stockholder value.

Greene’s Acquisition

On March 8, 2023, the Company completed the acquisition of all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), including $1.7 million in cash remaining at Greene's (the “Greene’s Acquisition”), pursuant to that certain purchase and sale agreement dated March 8, 2023, between the Company and Greene’s Holding Corporation (the “Purchase Agreement”). Greene's is a provider of wellhead protection, flowback and well testing services. The total consideration for the Greene’s Acquisition under the Purchase Agreement consisted of the issuance of approximately 2.4 million shares of the Company's common stock, par value $0.01 per share, subject to customary post-closing adjustments, representing 14.7% of the fully diluted common stock of the Company with an implied enterprise value of approximately $30.3 million based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house R&D organization and, in selected instances, by our technology partners to develop tools covered by 30 patents and 8 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Depreciation and Amortization

During the quarter ended October 31, 2021, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to one to three years, resulting in approximately $2.4 of incremental yearly depreciation on a prospective basis.

Fiscal Year End Change

On September 3, 2021, the Board of the Company adopted the Fourth Amended and Restated Bylaws of the Company, effective as of such date, to change the Company’s fiscal year-end from January 31 to December 31, effective beginning with the year ended December 31, 2021. As a result, the Company’s prior fiscal year 2021 was shortened from 12 months to 11 months and ended on December 31, 2021. The Company has undertaken this change in an effort to normalize our fiscal year-end and improve comparability with our peers.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. WTI's average daily price per barrel increased by approximately $25.49, or 36.7%, to $94.90 per Bbl during the twelve months ended December 31, 2022, compared to the eleven months ended December 31, 2021's average daily price per barrel of $69.41. As of December 31, 2022, U.S. rig count had reached 779, an increase of 32.9% since December 31, 2021.

Despite the market headwinds experienced in the fiscal year ended December 31, 2021, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA. During the twelve months ended December 31, 2022, the oil & gas industry has been increasing drilling and production activity, which is also reflected in the higher demand for our services.

Looking ahead to the year ending December 31, 2023, as economic activity continues to increase and commodity prices remain strong but volatile, we anticipate that our customers will continue to cautiously increase capital and operating expense spending. So far in the year ending December 31, 2023, WTI prices have remained flat, as increased demand for oil and gas products is balanced against expectations of an upcoming recession. As of February 3, 2023, U.S. rig count was 759, a decrease of (2.6%) since December 31, 2022.

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

Results of Operations

Twelve Months Ended December 31, 2022 Compared to Eleven Months Ended December 31, 2021

Revenue. The following table provides revenues by segment and product line for the periods indicated:

	Year Ended	Eleven-month Transition Period Ended
	December 31, 2022	December 31, 2021	% Change
Revenue:
Rocky Mountains	$229.0	$118.2	93.7%
Southwest	255.2	160.9	58.6%
Northeast/Mid-Con	297.4	157.0	89.4%
Total revenue	$781.6	$436.1	79.2%

	Year Ended	Eleven-month Transition Period Ended
	December 31, 2022	December 31, 2021	% Change
Revenue:
Drilling	$218.7	$123.2	77.5%
Completion	393.3	210.3	87.0%
Production	94.2	59.7	57.8%
Intervention	75.4	42.9	75.8%
Total revenue	$781.6	$436.1	79.2%

For the twelve months ended December 31, 2022, revenues of $781.6 increased by $345.5 or 79.2% as compared with the eleven months ended December 31, 2021. The overall increase in revenues reflects the recovery in economic activity and increase in WTI prices during the year, leading to increased demand for our services and a positive pricing environment, as well as one additional month of revenues. Increased weighted average price contributed to approximately 49% of the $345.5 increase, and increased weighted average volume contributed to the remaining approximately 51%. On a segment basis, Rocky Mountains segment revenue increased by $110.8 or 93.7%. Increased weighted average price contributed to approximately 32% of the dollar increase, and increased weighted average volume contributed to approximately 68%. Southwest segment revenue increased by $94.3 or 58.6%. Increased weighted average price contributed to approximately 51% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 49%. Northeast/Mid-Con segment revenue increased by $140.4 or 89.4%. Increased weighted average price contributed to approximately 61% of the dollar increase, and increased weighted average volume contributed to the remaining 39%.

Cost of sales. For the twelve months ended December 31, 2022, cost of sales was $621.3, or 79.5% of sales, as compared to $389.9, or 89.4% of sales, in the eleven months ended December 31, 2021. The increase in dollar amount was primarily due to increased activity and to a lesser degree, increased pricing due to inflation. The decrease in cost of sales as a percentage of revenues was generally consistent across our segments. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues decreased, labor costs per employee increased by 26.9% as compared with the eleven months ended December 31, 2021. Repair & maintenance costs as a percentage of revenues increased by 9.3% as compared to the eleven months ended December 31, 2021.

Selling, general and administrative expenses ("SG&A"). SG&A expenses during the twelve months ended December 31, 2022, were $70.4, or 9.0% of revenues, as compared with $54.6, or 12.5% of revenues, in the eleven months ended December 31, 2021. SG&A increased by $15.8 due to increased labor costs and professional fees. SG&A as a percentage of revenues decreased primarily due to better leverage of fixed costs against higher revenues in the current period. R&D costs during the twelve months ended December 31, 2022 were $0.6, as compared to $0.6 in the eleven months ended December 31, 2021, reflecting our continued focus on maintaining an in-house R&D function while scaling costs to adjust to current levels of customer demand.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Year Ended	Eleven-month Transition Period Ended
	December 31, 2022	December 31, 2021	% Change
Operating income (loss):
Rocky Mountains	$27.3	$(13.4)	303.7%
Southwest	14.5	(15.4)	194.2%
Northeast/Mid-Con	39.1	(8.7)	549.4%
Corporate and other	(48.4)	(26.6)	(82.0)%
Total operating income (loss)(1)	$32.5	$(64.1)	150.7%
(1) Includes reduction to bargain purchase gain of $0.5 during the eleven months ended December 31, 2021.

For the twelve months ended December 31, 2022, operating income was $32.5, as compared to operating loss of $64.1 in the eleven months ended December 31, 2021, largely driven by an improvement in revenues due to increased activity. For the twelve months ended December 31, 2022 and the eleven months ended December 31, 2021, there were $0.0 and $0.8 in impairments of long-lived assets, respectively.

For the twelve months ended December 31, 2022, each of our segments demonstrated significant improvement in operating income (loss) compared to the eleven months ended December 31, 2021, driven by the increase in pricing and utilization outpacing increases in operating costs and labor in the twelve months ended December 31, 2022. Rocky Mountains segment operating income (loss) improved by $40.7 or 303.7% from a loss of $(13.4) in the eleven months ended December 31, 2021 to income of $27.3 in the twelve months ended December 31, 2022. Southwest segment operating income (loss) improved by $29.9 or 194.2% from a loss of $(15.4) in the eleven months ended December 31, 2021 to income of $14.5 in the twelve months ended December 31, 2022. Northeast/Mid-Con segment operating income (loss) improved by $47.8 or 549.4% from a loss of $(8.7) in the eleven months ended December 31, 2021 to income of $39.1 in the twelve months ended December 31, 2022. The 82.0% increase in operating loss in our Corporate and other segment in the twelve months ended December 31, 2022 was primarily driven by higher professional service fees and incentive bonus costs.

Income tax expense. Income tax expense was $0.6 for the twelve months ended December 31, 2022, as compared to income tax expense of $0.3 in the eleven months ended December 31, 2021, and was comprised primarily of state and local taxes. The Company did not recognize a tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. Net loss for the twelve months ended December 31, 2022 was $3.1, as compared to net loss of $93.8 in the eleven months ended December 31, 2021, primarily due to increased pricing and improved margins for our services.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s ABL Facility and cash flows from operations. At December 31, 2022, we had $57.4 of cash and cash equivalents and $44.4 available on the ABL Facility.

We have taken several actions to continue to improve our liquidity position, including closing our Florida legacy corporate headquarters and relocating all key functions to Houston, elimination of redundancies and duplicative functions throughout our operations following the merger with QES, equity issuances under our ATM program, debt for equity exchanges that have reduced interest burden and monetized non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, increasing oil prices have resulted in an increase in demand for our services and an improvement in our operating cash flow, which became positive in the third and fourth quarters of 2022. We believe based on our current forecasts, our cash on hand, the ABL Facility availability, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months.

We have substantial indebtedness. As of December 31, 2022, we had total outstanding long-term indebtedness of $283.4 under our ABL Facility and Senior Notes as described in greater detail under “— ABL Facility” and “—Senior Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the continuation of the COVID-19 pandemic, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

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

Our ABL Facility matures in September 2024 and we intend to work with our existing lenders or other sources of capital to refinance the ABL Facility. If we are unable to refinance the ABL Facility over the next twelve months and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the year ending December 31, 2023. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

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

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2024. Borrowings under the ABL Facility bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the applicable margin (as defined). The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of December 31, 2022. The effective interest rate under the ABL Facility was approximately 7.42% on December 31, 2022.

On September 22, 2022, the Company entered into a Third Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “Amendment”).

The Amendment, among other things, (i) extends the maturity date of the ABL Facility by a year from September 14, 2023 to September 15, 2024, (ii) increases the applicable margin by 0.50%, (iii) replaces LIBOR as the benchmark rate with Term SOFR, (iv) provides the Company with the ability to redeem, repurchase, defease or otherwise satisfy its outstanding Senior Notes using proceeds of equity issuances or by converting or exchanging Senior Notes for equity, (v) resets consolidated EBITDA solely for purposes of calculating the springing fixed charge coverage ratio (“FCCR”) to be annualized beginning with the fiscal quarter ended as of June 30, 2022 until the fourth fiscal quarter ended thereafter (provided that fixed charges will continue to be calculated on a trailing-twelve month basis), (vi) requires that, after giving effect to any borrowing and the use of proceeds thereof, the Company not have more than $35.0 in excess cash on its balance sheet and (vii) increases the availability trigger for a cash dominion event.

The ABL Facility includes a springing financial covenant which requires the Company’s FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20% of the borrowing base. At all times during the year ended December 31, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of December 31, 2022, the FCCR was above 1.0 to 1.0. The Company was in full compliance with its credit facility as of December 31, 2022.

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

Senior Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the "Senior Notes") offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Notes, total debt as of December 31, 2022 was $233.4. The Senior Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2022 was $4.6.

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

During the year ended December 31, 2022, we entered into debt for equity exchange agreements (the “Exchange Agreements” and each, an “Exchange Agreement”) with certain holders (the “Noteholders”) of our Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our common stock (the "Exchanges" and each, an “Exchange”).

The Company’s shares of common stock issued in connection with the Exchanges were not registered under the Securities Act, and were issued to existing holders of the Company’s securities without commission in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The Senior Notes exchanged represent approximately 5.1% of the outstanding principal amount of outstanding Senior Notes prior to the Exchanges. Following the Exchanges, approximately $237.3 in aggregate principal amount of Senior Notes remained outstanding.

Capital Expenditures

Our capital expenditures were $35.6 during the twelve months ended December 31, 2022, compared to $11.0 in the eleven months ended December 31, 2021. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $60.0 and $70.0 in capital expenditures for the year ending December 31, 2023, out of which $45.0 to $50.0 for maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

During the three and twelve months ended December 31, 2022, the Company sold 976,808 and 2,803,007 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $15.0 and $25.1, respectively, through its at-the-market offering and paid legal and administrative fees of $0.1 and $0.3, respectively. During the two and eleven months ended December 31, 2021, the Company sold 250,289 and 1,380,505 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $1.1 and $6.6, respectively, and paid fees to the sales agent and other legal and accounting fees of $0.1 and $0.8, respectively, to establish the ATM Offering.

Cash Flows

At December 31, 2022, we had $57.4 of cash and cash equivalents. Cash on hand at December 31, 2022 increased by $29.4 during the year then ended, mainly due to $15.7 of cash flows provided by operating activities and $32.4 of cash flows provided by financing activities, partially offset by $18.7 of cash flows used in investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

This Annual Report includes net working capital, which is a “non-GAAP financial measure” as defined in the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Net working capital is calculated as current assets, excluding cash, less current liabilities, excluding accrued interest, operating lease obligations and finance lease obligations. We believe that net working capital provides useful information to investors because it is an important indicator of the Company's liquidity. Our computations of net working capital may not be comparable to other similarly titled measures of other companies.

The following table sets forth the reconciliation of current assets and current liabilities to net working capital:

	As of
	December 31, 2022	December 31, 2021
Current assets	$254.7	$164.7
Less: Cash	57.4	28.0
Net current assets	197.3	136.7
Current liabilities	154.4	122.7
Less: Accrued interest	4.8	5.0
Less: Operating lease obligations	14.2	15.9
Less: Finance lease obligations	10.2	5.6
Net current liabilities	125.2	96.2
Net Working Capital	$72.1	$40.5

Net working capital as of December 31, 2022 was $72.1, an increase of $31.6 as compared to net working capital of $40.5 as of December 31, 2021. Net working capital is calculated as current assets, excluding cash, less current liabilities, excluding accrued interest, operating lease obligations and finance lease obligations. As of December 31, 2022, total current assets excluding cash increased by $60.6 and total current liabilities excluding accrued interest, operating lease obligations and finance lease obligations increased by $29.0. The increase in current assets was primarily related to accounts receivable-trade, net increase of $51.1, a $6.2 increase in prepaid expenses and other current assets and an increase of $3.3 in inventory. The increase in total current liabilities was due to a $12.1 increase in accounts payable and a $16.9 increase in accrued liabilities.

The following table sets forth our cash flows for the periods presented below:

	Year Ended	Eleven-month Transition Period Ended
	December 31, 2022	December 31, 2021
Net cash provided by (used in) operating activities	$15.7	$(55.6)
Net cash (used in) provided by investing activities	(18.7)	4.5
Net cash provided by financing activities	32.4	32.0
Net change in cash	29.4	(19.1)
Cash balance end of period	$57.4	$28.0

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $15.7 for the twelve months ended December 31, 2022, as compared to net cash used in operating activities of $55.6 for the eleven months ended December 31, 2021. The increase in operating cash flows was primarily attributable to the increase in revenues across all operating segments and most service and related product lines driven by a broader recovery in industry activity.

Net cash (used in) provided by investing activities

Net cash used in investing activities was $18.7 for the twelve months ended December 31, 2022, as compared to net cash provided by investing activities of $4.5 for the eleven months ended December 31, 2021. The cash used in investing activities for the twelve months ended December 31, 2022 was primarily driven by increased maintenance and growth capital spending to support our growing business operations.

Net cash provided by financing activities

Net cash provided by financing activities was $32.4 for the twelve months ended December 31, 2022, compared to net cash provided by financing activities of $32.0 for the eleven months ended December 31, 2021. During the twelve months ended December 31, 2022, the Company borrowed $20.0 under the ABL facility, sold stock as part of its Equity Distribution Agreement for proceeds of $24.8 and received proceeds from finance lease refinancing of $1.4, which were partially offset by payments on finance lease obligations of $9.7, payment on note payable of $2.1, payments on debt issuance costs of $1.7 and purchase of treasury stock of $0.3.

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

Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with Generally Accepted Accounting Principles ("GAAP"). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at December 31, 2022 and December 31, 2021 was $5.7 and $6.4, respectively.

Goodwill and Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. As of December 31, 2022 and December 31, 2021, there were net intangible assets with definite lives of $2.1 and $2.2, respectively, and Goodwill of nil and nil, respectively.

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

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the twelve months ended December 31, 2022 and eleven months ended December 31, 2021, there were $0.0 and $0.8 impairments of long-lived assets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2022 and 2021, the related consolidated statements of operations, stockholders’ equity, and cash flows, for the year ended December 31, 2022 and the eleven-month period ended December 31, 2021, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021, and the results of its operations and its cash flows for the year ended December 31, 2022 and the eleven-month period ended December 31, 2021, in conformity with accounting principles generally accepted in the United States of America.

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
March 9, 2023

We have served as the Company's auditor since 2018.

KLX Energy Services Holdings, Inc.
Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	As of December 31
	2022	2021
ASSETS
Current assets:
Cash and cash equivalents	$57.4	$28.0
Accounts receivable–trade, net of allowance of $5.7 and $6.4	154.3	103.2
Inventories, net	25.7	22.4
Prepaid expenses and other current assets	17.3	11.1
Total current assets	254.7	164.7
Property and equipment, net (1)	168.1	171.0
Operating lease assets	37.4	47.4
Intangible assets, net	2.1	2.2
Other assets	3.6	2.4
Total assets	$465.9	$387.7
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$84.2	$72.1
Accrued interest	4.8	5.0
Accrued liabilities	41.0	24.1
Current portion of operating lease liabilities	14.2	15.9
Current portion of finance lease liabilities	10.2	5.6
Total current liabilities	154.4	122.7
Long-term debt	283.4	274.8
Long-term operating lease liabilities	22.8	31.5
Long-term finance lease liabilities	20.3	9.1
Other non-current liabilities	0.8	1.0
Commitments, contingencies and off-balance sheet arrangements (Note 9)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 14.3 and 10.5 issued	0.1	0.1
Additional paid-in capital	517.3	478.1
Treasury stock, at cost, 0.4 shares and 0.3 shares	(4.6)	(4.3)
Accumulated deficit	(528.6)	(525.3)
Total stockholders’ equity	(15.8)	(51.4)
Total liabilities and stockholders' equity	$465.9	$387.7
(1) Includes ROU assets - finance leases, see Note 4 - Property and Equipment, Net and Note 7 - Leases

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)

	Year Ended	Eleven-month Transition Period Ended
	December 31, 2022	December 31, 2021
Revenues	$781.6	$436.1
Costs and expenses:
Cost of sales	621.3	389.9
Depreciation and amortization	56.8	53.8
Selling, general and administrative	70.4	54.6
Research and development costs	0.6	0.6
Impairment and other charges	—	0.8
Bargain purchase gain	—	0.5
Operating income (loss)	32.5	(64.1)
Non-operating expense:
Interest expense, net	35.0	29.4
Loss before income tax	(2.5)	(93.5)
Income tax expense	0.6	0.3
Net loss	$(3.1)	$(93.8)

Net loss per share-basic	$(0.27)	$(10.83)
Net loss per share-diluted	$(0.27)	$(10.83)

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Year Ended December 31, 2022 and Eleven-month Transition Period Ended December 31, 2021
(In millions of U.S. dollars and shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2021	8.6	$0.1	$469.1	$(4.0)	$(433.1)	$32.1
Adjustment to beginning period Retained Earnings as a result of ASC 842 adoption	—	—	—	—	1.6	1.6
Restricted stock, net of forfeitures	0.5	—	3.2	(0.3)	—	2.9
Purchase of treasury stock	—	—	—	—	—	—
Issuance of common stock, net of cost	1.4	—	5.8	—	—	5.8
Net loss	—	—	—	—	(93.8)	(93.8)
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Adjustment to beginning period Retained Earnings as a result of ASC 326 adoption	—	—	—	—	(0.2)	(0.2)
Restricted stock, net of forfeitures	0.2	—	3.0	—	—	3.0
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of common stock, net of cost	3.6	—	36.2	—	—	36.2
Net loss	—	—	—	—	(3.1)	(3.1)
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	Year Ended	Eleven-month Transition Period Ended
	December 31, 2022	December 31, 2021
Cash flows from operating activities:
Net loss	$(3.1)	$(93.8)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	56.8	53.8
Impairment and other charges	—	0.8
Non-cash compensation	3.0	3.2
Amortization of deferred financing fees	1.6	1.2
Provision for inventory reserve	2.8	0.8
Gain on disposal of property, equipment and other	(13.2)	(7.9)
Bargain purchase gain	—	0.5
Changes in operating assets and liabilities:
Accounts receivable	(51.0)	(36.6)
Inventories	(6.2)	(2.4)
Prepaid expenses and other current assets and other assets (non-current)	16.4	6.8
Accounts payable	11.7	29.1
Other current and non-current liabilities	(1.9)	(11.6)
Other	(1.2)	0.5
Net cash flows provided by (used in) operating activities	15.7	(55.6)
Cash flows from investing activities:
Purchases of property and equipment	(35.6)	(11.0)
Proceeds from sale of property and equipment	16.9	15.5
Net cash flows (used in) provided by investing activities	(18.7)	4.5
Cash flows from financing activities:
Purchase of treasury stock	(0.3)	(0.3)
Borrowings on ABL Facility	20.0	30.0
Proceeds from stock issuance, net of costs	24.8	5.8
Payments on finance lease obligations	(9.7)	(2.6)
Payments of debt issuance costs	(1.7)	—
Proceeds from finance lease refinancing	1.4	—
Change in financed payables	(2.1)	(0.9)
Net cash flows provided by financing activities	32.4	32.0
Net change in cash and cash equivalents	29.4	(19.1)
Cash and cash equivalents, beginning of period	28.0	47.1
Cash and cash equivalents, end of period	$57.4	$28.0

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.6	$0.3
Interest	33.7	30.5
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$(0.2)	$—
Change in accrued capital expenditures	0.4	5.3
See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Consolidated Financial Statements
(U.S. dollars in millions)

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

Following the end of the Company's fiscal year ended January 31, 2020, the Company transitioned to a December 31 fiscal year-end date. As a result, this Form 10-K includes financial information for the eleven-month period from February 1, 2021 to December 31, 2021 (the "Transition Period").

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

Accounts Receivable, Net

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2022 and December 31, 2021 was $5.7 and $6.4, respectively. For more information on our adoption of Topic 326 Current Expected Credit Losses, see Note 2 Recent Accounting Pronouncements.
Activity in our allowance for doubtful accounts during the year ended December 31, 2022 and Transition Period ended December 31, 2021 is set forth in the table below:

Allowance for doubtful accounts	Balance at beginning of period	ASC 326 Adjustment	Charged (credited) to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2022	$6.4	$(0.1)	$0.2	$(0.8)	$5.7
December 31, 2021	$6.5	$0.2	$0.3	$(0.6)	$6.4
(1) Accounts receivable balances written off during the period, net of recoveries.

Inventories

Inventories, made up primarily of dissolvable plugs, supplies, finished goods and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Reserves for excess and obsolete inventory were approximately $4.4 and $2.7 as of year ended December 31, 2022 and Transition Period ended December 31, 2021, respectively.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to forty years (or the lesser of the term of the lease for leasehold improvements, as appropriate). During the quarter ended October 31, 2021, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to one to three years, resulting in approximately $2.4 of incremental yearly depreciation on a prospective basis.

Goodwill and Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) Accounting Standards Codification (“ASC”) Topic 350, Intangibles—Goodwill and Other, goodwill and indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. As of December 31, 2022 and December 31, 2021, there were net intangible assets with definite lives of $2.1 and $2.2, respectively, and Goodwill of nil and nil, respectively. As of December 31, 2022 and December 31, 2021, intangible assets had gross carrying amount of $5.9 and $5.7 and accumulated amortization of $3.8 and $3.5, respectively, with amortization expense for the twelve months and eleven months then ended of $0.3 and $0.3, respectively.

Leases

The Company adopted Accounting Standards Update (“ASU”) No. 2016-02, Leases ASC Topic 842 effective February 1, 2021. We elected the practical expedients for all asset classes to carry forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single component, and exclude leases with an initial term of less than twelve months in the lease assets and liabilities. For leases entered into after February 1, 2021, the Company determines if an arrangement is a lease at inception and evaluates identified leases for operating or finance lease treatment. Operating or finance lease right-of-use assets and liabilities are recognized at the commencement date based on the present value of lease payments over the lease term. Since the rate implicit in the lease is not readily determinable, we use our incremental borrowing rate based on the information available at the commencement date in determining the present value of lease payments. Lease terms may include options to renew; however, we typically cannot determine our intent to renew a lease with reasonable certainty at inception.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the year ended December 31, 2022 and Transition Period ended December 31, 2021, there were $0.0 and $0.8 in impairments of long lived assets, respectively.

Debt Issuance Costs

The Company capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to the Company’s $100.0 senior secured asset-based lending facility are presented net of amortization as a non-current asset. Debt issuance costs related to the Company’s $237.3 principal amount of 11.5% senior secured notes due 2025 are presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $1.6 and $0.9 for the year ended December 31, 2022 and Transition Period ended December 31, 2021, respectively.

Common Stock Equivalents

The Company has potential common stock equivalents related to its outstanding restricted stock awards and restricted stock units. These potential common stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti‑dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, whereby share-based compensation cost is measured on the date of grant, based on the calculated fair value of the award and recognized as selling, general and administrative expenses in the consolidated statement of operations over the requisite service period. Compensation cost recognized during the year ended December 31, 2022 and Transition Period ended December 31, 2021 primarily related to grants of restricted stock and restricted stock units granted or approved by the Company’s Compensation Committee. See “Note 11 - Stock-Based Compensation” for additional information related to stock-based compensation.

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

Significant customers change from year to year depending on the level of E&P activity and the use of the Company’s services. During the year ended December 31, 2022 and Transition Period ended December 31, 2021, no single customer accounted for more than 5% of the Company’s revenues.

NOTE 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Standard Updates

In December 2019, FASB issued ASU 2019-12, Income Taxes (“Topic 740”): Simplifying the Accounting for Income Taxes. This ASU is intended to simplify aspects of income tax approach for intraperiod tax allocations when there is a loss from continuing operations and income or a gain from other items, and to provide a general methodology for calculating income taxes in an interim period when a year-to-date loss exceeds the anticipated loss for the year. Topic 740 also provides guidance to simplify how an entity recognizes a franchise tax (or similar tax) that is partially based on income as an income-based tax and account for any incremental amount incurred as a non-income-based tax, and evaluations of when step ups in the tax basis of goodwill should be considered part of a business combination. Companies should also reflect the effect of an enacted change in tax laws or rates in the annual effective tax rate computation in the interim period that includes the enactment date. The guidance is effective for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. The Company early adopted Topic 740 in the first quarter of 2022. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.

In March 2020, FASB issued ASU 2020-04, Reference Rate Reform (“Topic 848”): Facilitation of the Effects of Reference Rate Reform on Financial Reporting. This ASU provides optional guidance for a limited period of time to ease the potential burden in accounting for (or recognizing the effects of) reference rate reform on financial reporting and, particularly, the risk of cessation of the London Interbank Offered Rate (“LIBOR”). The amendments in this ASU are elective and apply to all entities, subject to meeting certain criteria, that have contracts, hedging relationships, and transactions that reference LIBOR or another reference rate expected to be discontinued because of reference rate reform. The expedients and exceptions provided by the amendments in this ASU are effective for all entities, if elected, through December 31, 2022. In September 2022, we entered into a Third Amendment to our ABL Facility (as defined below), which, among other things, replaced LIBOR as the benchmark rate with CME Term Secured Overnight Financing Rate (“Term SOFR”) as administered by CME Group Benchmark Administration, Ltd. See Note 6 for further discussion regarding our ABL Facility. In connection with the Amendment, we adopted the above standard in the third quarter of 2022 and have elected the optional expedients for contracts under the scope of Topic 470, Debt. We have concluded that the modification to the ABL Facility is not substantial. This adoption did not have a material impact on the Company’s condensed consolidated financial statements.
The Company adopted ASU No 2016-13, Current Expected Credit Losses (“Topic 326”) on December 31, 2022 on a modified retrospective basis with a cumulative-effect adjustment of $0.2 included in the opening balance of retained earnings. This ASU replaces the current loss model for financial assets measured at amortized cost with an expected credit loss model, which for the Company applies mainly to accounts receivable-trade. The Company is exposed to credit losses primarily from providing oilfield services. The Company’s expected credit loss allowance for accounts receivable is based on historical collection experience as well as current and future economic and market conditions as assessed over a reasonable forecast period. Due to the short-term nature of such receivables, the estimated amount of accounts receivable that may not be collected is based on aging of the accounts receivable balances. Receivables that have a higher risk profile are included in an at risk pool, where they are reserved for based on the expected credit loss for that asset on an individual basis. Balances are written off when determined to be uncollectable and recoveries of amounts previously written off are recorded when collected.

NOTE 3 - Inventories, net

Inventories consisted of the following:

	December 31, 2022	December 31, 2021
Spare parts	$17.9	$14.7
Plugs	6.3	6.0
Consumables	3.2	2.4
Other	2.7	2.0
Subtotal	30.1	25.1
Less: Inventory reserve	(4.4)	(2.7)
Total inventories, net	$25.7	$22.4

Inventories are made up primarily of spare parts, composite and dissolvable plugs, consumables (including thru tubing accessory tools, chemicals and cement) and other (including fluid ends) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $4.4 and $2.7 as of December 31, 2022 and December 31, 2021, respectively.

Activity in the reserve for inventory accounts during the year ended December 31, 2022 and Transition Period ended December 31, 2021 is set forth in the table below:

Reserve for inventory	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2022	$2.7	$2.9	$(1.2)	$4.4
December 31, 2021	$2.4	$2.2	$(1.9)	$2.7
(1) Reserve for inventory balances written off during the period, net of recoveries.

NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			December 31, 2022	December 31, 2021
Land, buildings and improvements	1	—	40	$33.1	$38.9
Machinery	1	—	20	216.2	211.4
Equipment and furniture	1	—	15	194.5	179.9
ROU assets - finance leases	1	—	20	39.9	16.5
Total property and equipment				483.7	446.7
Less: Accumulated depreciation				(320.8)	(280.1)
Add: Construction in progress				5.2	4.4
Total property and equipment, net				$168.1	$171.0

Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation expense related to non-leased assets was $49.2 and $49.5 for the year ended December 31, 2022 and Transition Period ended December 31, 2021, respectively. Finance lease amortization expense was $7.3 and $3.4 for the year ended December 31, 2022 and Transition Period ended December 31, 2021. During the quarter ended October 31, 2021, as a result of increased usage from improving drilling activity levels and changes in the manner and conditions in which various types of our small tools are used, we updated the estimated useful lives of such tools to one to three years, resulting in approximately $2.4 of incremental yearly depreciation on a prospective basis.

Assets Held for Sale

As of December 31, 2022 and December 31, 2021, the Company’s consolidated balance sheet includes assets classified as held for sale of $4.9 and $1.9, respectively. As of December 31, 2022, the assets held for sale are reported within prepaid expenses and other current assets on the consolidated balance sheet and represent the value of two facilities, land and select equipment. These assets are being actively marketed for sale as of December 31, 2022 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2022	December 31, 2021
Accrued salaries, vacation and related benefits	$16.3	$13.9
Accrued property taxes	2.3	2.8
Accrued taxes other than property	4.7	3.0
Accrued lease termination costs	—	0.1
Accrued incentive compensation	12.2	1.5
Other accrued liabilities	5.5	2.8
Total accrued liabilities	$41.0	$24.1

NOTE 6 - Long-Term Debt

Outstanding long-term debt consisted of the following:

	December 31, 2022	December 31, 2021
Senior Secured Notes	$237.3	$250.0
ABL Facility	50.0	30.0
Total principal outstanding	287.3	280.0
Less: Unamortized debt issuance costs	(3.9)	(5.2)
Total debt	$283.4	$274.8
As of December 31, 2022, long-term debt included $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Notes, long-term debt related to the Senior Notes as of December 31, 2022 was $233.4. The Senior Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Interest expense related to the Senior Notes amounted to $28.6 and $28.6 for the year ended December 31, 2022 and Transition Period ended December 31, 2021, respectively. Accrued interest related to the Senior Notes as of December 31, 2022 and December 31, 2021 was $4.6 and $4.8, respectively.
During the year ended December 31, 2022, we entered into debt for equity exchange agreements (the “Exchange Agreements” and each, an “Exchange Agreement”) with certain holders (the “Noteholders”) of our Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our common stock (the "Exchanges" and each, an “Exchange”).

The Company’s shares of common stock issued in connection with the Exchanges were not registered under the Securities Act, and were issued to existing holders of the Company’s securities without commission in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The Senior Notes exchanged represent approximately 5.1% of the outstanding principal amount of outstanding Senior Notes prior to the Exchanges. Following the Exchanges, approximately $237.3 in aggregate principal amount of Senior Notes remained outstanding.

As of December 31, 2022, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018 (the “ABL Facility”). The ABL Facility became effective on September 14, 2018 and matures in September 2024. On October 22, 2018, the ABL Facility was

amended primarily to permit the Company to issue the Senior Notes and acquire Motley and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Senior Notes issuance.

On September 22, 2022, the Company entered into a Third Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “Amendment”).

The Amendment, among other things, (i) extends the maturity date of the ABL Facility by a year from September 14, 2023 to September 15, 2024, (ii) increases the applicable margin by 0.50%, (iii) replaces LIBOR as the benchmark rate with Term SOFR, (iv) provides the Company with the ability to redeem, repurchase, defease or otherwise satisfy its outstanding Senior Notes using proceeds of equity issuances or by converting or exchanging Senior Notes for equity, (v) resets consolidated EBITDA solely for purposes of calculating the springing fixed charge coverage ratio (“FCCR”) to be annualized beginning with the fiscal quarter ended as of June 30, 2022 until the fourth fiscal quarter ended thereafter (provided that fixed charges will continue to be calculated on a trailing-twelve month basis), (vi) requires that, after giving effect to any borrowing and the use of proceeds thereof, the Company not have more than $35.0 in excess cash on its balance sheet and (vii) increases the availability trigger for a cash dominion event.

Unamortized deferred costs for the ABL Facility of $1.7 and $0.4 were recorded in other non-current assets as of December 31, 2022 and December 31, 2021, respectively.

Borrowings outstanding under the ABL Facility were $50.0 and $30.0 as of December 31, 2022 and December 31, 2021, respectively, and bear interest at a rate equal to Term SOFR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 7.42% on December 31, 2022. Interest expense amounted to $2.6 for the year ended December 31, 2022. Accrued interest under the ABL Facility was $0.2 as of December 31, 2022.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20% of the borrowing base. At all times during the year ended December 31, 2022, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of December 31, 2022, the FCCR was above 1.0 to 1.0. The Company was in full compliance with its credit facility as of December 31, 2022.

We have funds available of $44.4 based on the December 2022 borrowing base certificate.

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the ABL Facility were $5.6 at December 31, 2022. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

Maturities of long-term debt are as follows:

Years ending December 31,	Amount
2023	$—
2024	50.0
2025	237.3
2026	—
2027	—
Thereafter	—
Total maturities of long-term debt	$287.3

NOTE 7 - Leases

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

Topic ASC 842 requires that a lessee use the rate implicit in the lease when measuring the lease liability and ROU asset, when available. Alternatively, the Company is permitted to use its incremental borrowing rate which is defined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Since the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate when measuring its leases. We estimate our incremental borrowing rate to discount the lease payments at the lease commencement date based on credit adjusted interest rates available to us over the lease term.

The Company does not have any material leases that have not yet commenced that would create significant rights and obligations, nor does it have any leases with related parties. Additionally, the Company’s leases do not impose any restrictions or covenants on us. Short-term lease expense is not material for the Company.

The components of lease expense were as follows:

	December 31, 2022	December 31, 2021
Operating lease fixed cost	$18.3	$9.2
Finance lease fixed cost	7.3	3.4
Interest on lease liabilities	1.4	0.5
Lease variable cost	3.1	4.9
Total lease cost	$30.1	$18.0

Supplemental cash flow information related to leases was as follows:

	December 31, 2022	December 31, 2021
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$18.3	$19.9
Operating cash flows for finance leases	1.4	2.6
Financing cash flows for finance leases	9.7	0.5

ROU assets obtained in exchange for lease obligations:
Operating leases(1)	$7.0	$1.3
Finance leases	25.6	2.6
(1) Amount for Transition Period ended December 31, 2021 excludes the impact of adopting ASC 842.

Supplemental balance sheet information related to leases was as follows:

	December 31, 2022	December 31, 2021
Operating Leases
Operating lease assets	$37.4	$47.4

Current portion of operating lease liabilities	$14.2	$15.9
Long-term operating lease liabilities	22.8	31.5
Total operating lease liabilities	$37.0	$47.4

Finance leases
Property and equipment, net	$29.4	$12.5
Total finance lease assets	$29.4	$12.5

Current portion of finance lease liabilities	$10.2	$5.6
Long-term finance lease liabilities	20.3	9.1
Total finance lease liabilities	$30.5	$14.7

Weighted Average Remaining Lease Term
Operating leases (in years)	3.0	3.4
Finance leases (in years)	3.1	2.2

Weighted Average Discount Rate
Operating leases	5.6%	5.0%
Finance leases	8.3%	6.0%

Maturities of lease liabilities were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2023	$15.8	$12.3
2024	13.7	11.3
2025	5.1	7.8
2026	3.5	2.6
2027	1.8	0.6
Thereafter	0.3	—
Total lease payments	40.2	34.6
Less: imputed interest	(3.2)	(4.1)
Total	$37.0	$30.5

NOTE 8 - Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of December 31, 2022. The fair value of the ABL Facility approximates its carrying value as of December 31, 2022.

The following tables present the placement in the fair value hierarchy of the Senior Notes, based on market prices for publicly traded debt, as of December 31, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$213.5	$—	$213.5	$—
Total Senior Secured Notes	$213.5	$—	$213.5	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$136.3	$—	$136.3	$—
Total Senior Secured Notes	$136.3	$—	$136.3	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4, based on sales contracts and comparative price quotes, as of December 31, 2022 and December 31, 2021:

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2021	Level 1	Level 2	Level 3
Assets Held for Sale	$1.9	$—	$1.9	$—
Total Assets Held for Sale	$1.9	$—	$1.9	$—

During the twelve months ended December 31, 2022, the before-tax loss (gain) related to Assets Held for Sale was $(0.3). During the eleven months ended December 31, 2021, the before-tax loss related to Assets Held for Sale was $1.0.

NOTE 9 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. (“Magellan”), Redmon-Keys Insurance Group, Inc. and certain underwriters at Lloyd's to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. The bankruptcy proceedings are ongoing. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing.

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

NOTE 10 - Employee Retirement Plans

The Company sponsors a qualified, defined contribution savings and investment plan, covering substantially all employees. The KLX Energy Services Holdings, Inc. Retirement Plan (“KLX 401(k) Plan”) was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their annual compensation, limited to certain statutory maximum contributions. Participants would vest in discretionary matching contributions in an amount equal to 50% of the first 6% of an employee’s eligible compensation that is contributed to the 401(k) Plan based on a 3-year vesting schedule. Note that in the second quarter of 2021, the Company suspended the 401(k) Plan match, in the fourth quarter of 2021 reinstated it at a rate of 50% for the first 4%, and in the fourth quarter of 2022 fully reinstated it at the rate of 50% of the first 6%. Total expense for the Plan was $2.7 and $0.7 for the year ended December 31, 2022 and Transition Period ended December 31, 2021, respectively.

NOTE 11 - Stock-Based Compensation

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

During the three and twelve months ended December 31, 2022, the Company sold 976,808 and 2,803,007 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $15.0 and $25.1, respectively, through its at-the-market offering and paid legal and administrative fees of $0.1 and $0.3, respectively. During the two and eleven months ended December 31, 2021, the Company sold 250,289 and 1,380,505 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $1.1 and $6.6, respectively, and paid fees to the sales agent and other legal and accounting fees of $0.1 and $0.8, respectively, to establish the ATM Offering.

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

Stock-based compensation cost recognized during the year ended December 31, 2022 and Transition Period ended December 31, 2021 related to grants of restricted stock granted by or approved by the Compensation Committee. Stock-based compensation was $3.0 and $3.2 for the year ended December 31, 2022 and the Transition Period ended December 31, 2021, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $4.2 at December 31, 2022 and $6.8 at December 31, 2021.

The Company also has a qualified Employee Stock Purchase Plan, the terms of which allow for qualified employees (as defined in the ESPP) to participate in the purchase of designated shares of the Company’s common stock at a price equal to 85% of the closing price on the last business day of each semi-annual stock purchase period. The fair value of the employee purchase rights represents the difference between the closing price of the Company’s shares on the date of purchase and the purchase price of the shares. In addition, the Company agreed with QES to temporarily suspend the ESPP due to the Merger. As a result, compensation cost was nil for both the year ended December 31, 2022 and the Transition Period ended December 31, 2021. As of December 31, 2022, the ESPP plan has been terminated.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding.

	Year Ended			Transition Period Ended
	December 31, 2022			December 31, 2021
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)
Outstanding, beginning of period	540	$14.95	2.5	248	$20.14	1.61
Shares granted	196	6.88		444	14.97
Shares vested	(217)	14.97		(106)	22.17
Shares forfeited	(8)	15.82		(46)	27.85
Outstanding, end of period	511	$11.86	2.0	540	$14.95	2.50
.

NOTE 12 - Income Taxes

Income tax expense consisted of the following:

	Year Ended	Transition Period Ended
	December 31, 2022	December 31, 2021
Current:
Federal	$—	$—
State	0.6	0.3
Total current income tax expense	$0.6	$0.3
Deferred:
Federal	$—	$—
State	—	—
Total deferred income tax expense (benefit)	—	—
Total income tax expense	$0.6	$0.3

A reconciliation of income tax expense using the federal statutory income tax rate to the actual income tax consists of the following:

	Year Ended	Transition Period Ended
	December 31, 2022	December 31, 2021
Income tax provision computed at the statutory federal rate	$(0.5)	$(19.6)
State income taxes, net of federal tax benefit	4.4	(2.8)
Change in valuation allowance	(5.1)	22.0
Non-taxable/non-deductible items	0.1	—
Stock based compensation	0.4	0.3
Non-deductible meals and entertainment	0.4	0.4
Officer compensation	0.9	—
Total income tax expense	$0.6	$0.3

Income tax expense was $0.6 for the year ended December 31, 2022, relating to the Texas franchise tax, which reflects an effective tax rate of approximately (24.0)%. The Company did not recognize a tax benefit on its year-to-date losses due to the full valuation allowance recorded against its net deferred tax assets. The prior year income tax expense of $0.3 related to the Texas franchise tax.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consisted of the following:

	Year Ended	Transition Period Ended
	December 31, 2022	December 31, 2021
Deferred tax assets:
Accrued liabilities	$6.5	$5.4
Intangible assets	90.6	110.7
Net operating loss carryforward	152.5	153.4
Operating lease liabilities	8.7	11.5
Inventory capitalization	0.8	0.7
Interest expense limitation	14.3	7.1
	273.4	288.8
Deferred tax liabilities:
Bargain purchase gain	$(9.4)	$(9.6)
Operating lease assets	(8.3)	(10.7)
Other	(0.7)	(1.3)
Depreciation	(5.1)	(9.6)
	(23.5)	(31.2)
Net deferred tax asset before valuation allowance	$249.9	$257.6
Valuation allowance	(249.8)	(257.5)
Net deferred tax asset	$0.1	$0.1

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

The Company's cumulative loss position was significant negative evidence in assessing the need for a valuation allowance on its deferred tax assets. As of December 31, 2022, the Company determined that it could not sustain a conclusion that it was more likely than not that it would realize any of its deferred tax assets as a result of historical losses, the difficulty of forecasting future taxable income, and other factors. Given the weight of objectively verifiable historical losses from the Company's operations, it has recorded a full valuation allowance on its deferred tax assets, exclusive of $0.1 relating to the Texas franchise tax to which the Company expects to fully realize. The Company intends to maintain a full valuation allowance until sufficient positive evidence exists to support its reversal. As of December 31, 2022 and December 31, 2021, the Company recorded valuation allowances of $249.8 and $257.5, respectively. The change in the valuation allowance from December 31, 2021 was a decrease of $7.7, which is comprised of $5.1 current year activity and $2.6 from other activity. The decrease in the Company's valuation allowance was primarily attributable to the improvement in operating results and changes to statutory tax rates.

Internal Revenue Code (“IRC”) Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company had an ownership change during 2020 and the Company's annual limitation of tax-effected federal net operating loss utilization under Section 382, is approximately $0.1. In addition, on July 28, 2020, the Company completed the all stock merger with QES, in which QES became a wholly owned subsidiary of the Company, triggering an ownership change under IRC Section 382. The ownership change resulted in an annual limitation of tax-effected federal net operating loss utilization of approximately $0.1 under Section 382 on QES tax attributes generated prior to the ownership change date, which begin to expire in 2029.

The Company had tax-effected U.S. federal net operating loss carryforwards of $140.0 and $137.5, for the year ended December 31, 2022 and for the Transition period ended December 31, 2021, respectively. Of these net operating losses, $106.5 is subject to an IRC Section 382 limitation. The Company also had tax-

effected state net operating loss carryforwards of $12.5 for the year ended December 31, 2022, and $15.9 for the Transition Period ended December 31, 2021, which begin to expire for tax years ending in 2024.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company had no unrecognized tax benefits for the year ended December 31, 2022 and Transition Period ended December 31, 2021.

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

The following table presents revenues and operating (loss) earnings by reportable segment:

	Year Ended	Transition Period Ended
	December 31, 2022	December 31, 2021
Revenues
Rocky Mountains	$229.0	$118.2
Southwest	255.2	160.9
Northeast/Mid-Con	297.4	157.0
Total revenues	781.6	436.1
Operating income (loss)
Rocky Mountains	27.3	(13.4)
Southwest	14.5	(15.4)
Northeast/Mid-Con	39.1	(8.7)
Corporate and other (1)	(48.4)	(26.6)
Total operating income (loss)	32.5	(64.1)
Interest expense, net	35.0	29.4
Loss before income tax	$(2.5)	$(93.5)
(1) Includes reduction to bargain purchase gain of $0.5 during the Transition Period ended December 31, 2021.

The following table presents revenues by service offering by reportable segment:

	Year Ended				Transition Period Ended
	December 31, 2022				December 31, 2021
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$26.0	$115.1	$77.6	$218.7	$9.5	$67.2	$46.6	$123.3
Completion	125.7	88.6	179.0	393.3	64.0	58.7	87.7	210.4
Production	50.5	26.9	16.8	94.2	29.3	20.1	10.2	59.6
Intervention	26.8	24.6	24.0	75.4	15.4	14.9	12.5	42.8
Total revenues	$229.0	$255.2	$297.4	$781.6	$118.2	$160.9	$157.0	$436.1

The following table presents total assets by segment:

	December 31, 2022	December 31, 2021
Rocky Mountains	$133.0	$127.7
Southwest	152.2	134.4
Northeast/Mid-Con	123.3	97.6
Total	408.5	359.7
Corporate and other	57.4	28.0
Total assets	$465.9	$387.7

The following table presents capital expenditures by reportable segment:

	Year Ended	Transition Period Ended
	December 31, 2022	December 31, 2021
Rocky Mountains	$10.0	$2.4
Southwest	10.4	3.6
Northeast/Mid-Con	15.2	4.5
Corporate and other	—	0.5
Total capital expenditures	$35.6	$11.0

NOTE 14 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, excluding unvested restricted shares when their inclusion would be anti-dilutive. For the year ended December 31, 2022 and Transition Period ended December 31, 2021, we excluded 0.3 and 0.0 million shares of the Company’s common stock, respectively. The computations of basic and diluted net loss per share for the year ended December 31, 2022 and Transition Period ended December 31, 2021 are as follows:

	Year Ended	Transition Period Ended
	December 31, 2022	December 31, 2021
Net loss	$(3.1)	$(93.8)
(Shares in millions)
Basic weighted average common shares	11.3	8.7
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	11.3	8.7

Basic net loss per common share	$(0.27)	$(10.83)
Diluted net loss per common share	$(0.27)	$(10.83)

NOTE 15 - Subsequent Events

On March 8, 2023, the Company completed the acquisition of all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), including $1.7 million in cash remaining with Greene’s (the “Greene’s Acquisition”), pursuant to that certain purchase and sale agreement dated March 8, 2023, between the Company and Greene’s Holding Corporation (the “Purchase Agreement”). The total consideration for the Greene’s Acquisition under the Purchase Agreement consisted of the issuance of approximately 2.4 million shares of the Company's common stock, par value $0.01 per share, subject to customary post-closing adjustments, representing 14.7% of the fully diluted common stock of the Company with an implied enterprise value of approximately $30.3 million based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash.

The acquisition will be accounted for as a business combination under ASC 805, which requires assets acquired and liabilities assumed to be measured at their acquisition date fair value. Provisional fair value measurement will be made in the first quarter of 2023 for acquired assets and assumed liabilities, and adjustments to those measurements may be made in subsequent periods, up to one year from the acquisition date as information necessary to complete the analysis is obtained.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in SEC rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company's management, including its principal executive and principal financial officers, or persons performing similar functions (who are our Chief Executive Officer and Chief Financial Officer, respectively) as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2022, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2022, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2022.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2022 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, including our principal executive officer and principal financial officers, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2022. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2022, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION

Purchase and Sale Agreement

On March 8, 2023, the Company completed the acquisition of all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), including $1.7 million in cash remaining with Greene’s (the “Greene’s Acquisition”), pursuant to that certain purchase and sale agreement dated March 8, 2023, between Greene’s Holding Corporation, the direct parent of Greene’s (“Seller”), and the Company (the “Purchase Agreement”). The total consideration for the Greene’s Acquisition under the Purchase Agreement consisted of the issuance of approximately 2.4 million shares of the Company's common stock, par value $0.01 per share (the “Stock Consideration”), subject to customary post-closing adjustments, representing 14.7% of the fully diluted common stock of the Company with an implied enterprise value of approximately $30.3 million based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash.

Registration Rights and Lock-Up Agreement

In connection with the Greene’s Acquisition, the Company entered into a Registration Rights and Lock-Up Agreement, dated as of March 8, 2023, with the Seller (the “Greene’s Registration Rights Agreement”), pursuant to which the Company must file a shelf registration statement upon the request of the Seller and certain of its affiliates to register the shares comprising the Stock Consideration. The Seller and certain of its affiliates will also have the right to demand that the Company undertake an underwritten offering of shares comprising the Stock Consideration so long as the minimum market price of the shares to be included in the offering is $30.0 million, subject to certain other limitations. In addition, the Seller and certain of its affiliates will have certain “piggyback” rights if the Company or certain other holders of the Company’s common stock undertake an underwritten offering, subject to customary cutbacks.

Pursuant to the terms of the Greene's Registration Rights Agreement, Seller agreed, subject to certain customary exceptions, not to, directly or indirectly, sell, offer or agree to sell, or otherwise transfer, or loan or pledge, through swap or hedging transactions, or grant any option to purchase, make any short sale or otherwise dispose of 66 2/3% of the shares comprising the Stock Consideration for specified periods of time ranging from six to twelve months following the closing of the Greene’s Acquisition, as described in the Greene's Registration Rights Agreement.

Unregistered Sales of Equity Securities

The shares comprising the Stock Consideration issued in the Greene’s Acquisition have not been registered under the Securities Act, in reliance upon an exemption from registration provided by Section 4(a)(2) of the Securities Act for transactions by an issuer not involving any public offering. The Company’s reliance upon Section 4(a)(2) of the Securities Act was based upon the following factors: (a) the issuance of the shares was an isolated private transaction by the Company that did not involve a public offering; (b) there was only one recipient and (c) representations from Greene’s to support such exemption, including with respect to Greene’s status as an “accredited investor” (as that term is defined in Rule 501(a) of Regulation D promulgated under Section 4(a)(2) of the Securities Act).

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers.

Officer	Age	Biography
Christopher J. Baker, President, Chief Executive Officer and Director	50	Christopher J. Baker became the President and Chief Executive Officer of KLXE upon completion of the Merger in July 2020. Mr. Baker became a Director of KLXE in November 2022. Additionally, since the completion of the Merger in July 2020, Mr. Baker has served as: (i) President, Treasurer and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, and KLX Energy Services Inc.; (ii) President and Director of KLX Energy Services LLC; and (ii) Vice President of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Baker served as President and Chief Executive Officer and as a member of the board of directors of QES from August 2019 through July 2020. Mr. Baker previously served as Executive Vice President and Chief Operating Officer of QES from its formation in 2017 until August 2019 and has served in the same role at Quintana Energy Services LP (“QES LP”) from November 2014 to July 2020. Mr. Baker previously served as Managing Director-Oilfield Services of the Quintana private equity funds, where he was responsible for sourcing, evaluating and executing oilfield service investments, as well as overseeing the growth of and managing and monitoring the activities of Quintana’s oilfield service portfolio companies beginning in 2008. Prior to joining Quintana, Mr. Baker served as an Associate with Citigroup Global Markets Inc.’s (“Citi”) Corporate and Investment Bank where he conducted corporate finance and valuation activities focused on structuring non-investment grade debt transactions in the energy sector. Prior to his time at Citi, Mr. Baker was Vice President of Operations for Theta II Enterprises, Inc. where he focused on project management of complex subsea and inland marine pipeline construction projects. Mr. Baker attended Louisiana State University, where he earned a B.S. in Mechanical Engineering, and Rice University, where he earned an M.B.A.

Max L. Bouthillette, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	54	Max L. Bouthillette became the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Bouthillette has served as: (i) Vice President, Secretary and Director (or Manager, as applicable) of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc.; and (ii) Vice President and Secretary of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Bouthillette served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of QES since its formation in 2017 through July 2020. Mr. Bouthillette served on QES LP’s board of directors from April 2016 until July 2017 and Mr. Bouthillette served as QES LP’s Executive Vice President, General Counsel, Chief Compliance Officer and Secretary from July 2017 until February 2018. Prior to joining QES, Mr. Bouthillette was with Archer Limited, one of the QES principal stockholders, where he served as Executive Vice President and General Counsel from 2010 to 2017, as President of Archer’s operations in South and North America since 2016 and as a Director of several of its affiliates. Mr. Bouthillette has more than 24 years of legal experience for oilfield services companies, and previously served as Chief Compliance Officer and Deputy General Counsel for BJ Services from 2006 to 2010, as a partner with Baker Hostetler LLP from 2004 to 2006 and with Schlumberger in North America (Litigation Counsel), Asia (OFS Counsel) and Europe (General Counsel Products) from 1998 to 2003. Mr. Bouthillette holds a B.B.A in Accounting from Texas A&M University and a Juris Doctor from the University of Houston Law Center.

Keefer M. Lehner, Executive Vice President and Chief Financial Officer	37	Keefer M. Lehner became the Executive Vice President and Chief Financial Officer of KLXE upon completion of the Merger in July 2020. Additionally, since the completion of the Merger in July 2020, Mr. Lehner has served as: (i) Vice President and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc; and (ii) Vice President of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Lehner served as Executive Vice President and Chief Financial Officer of QES since its formation in 2017 through July 2020. Mr. Lehner served in that same role at QES LP from January 2017 to July 2020 and previously served as the Vice President, Finance and Corporate Development of QES LP’s general partner from November 2014 to July 2020. Mr. Lehner previously served in various positions at the Quintana private equity funds (“Quintana”), including Vice President, from 2010 to 2014, where he was responsible for sourcing, evaluating and executing investments, as well as managing and monitoring the activities of Quintana’s portfolio companies. During his tenure at Quintana, Mr. Lehner monitored and advised the growth of the predecessors to QES. Prior to joining Quintana in 2010, Mr. Lehner worked in the investment banking division of Simmons & Company International, where he focused on mergers, acquisitions and capital raises for public and private clients engaged in all facets of the energy industry. Mr. Lehner attended Villanova University, where he earned a B.S.B.A. in Finance.

Our Board of Directors

The following table sets forth information regarding our directors.

Director	Age	Biography
John T. Collins	76
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

Gunnar Eliassen	37	Gunnar Eliassen became a Director of KLXE upon the completion of the Merger in July 2020. Previously, Mr. Eliassen served on the QES Board since the company’s formation in 2017 through July 2020. Mr. Eliassen served on the board of directors of the general partner of QES LP from January 2017 until July 2020. Mr. Eliassen serves on the board of directors of and has been employed by Seatankers Services (UK) LLP, an affiliated company of Geveran Investment Limited and its affiliates (“Geveran”), since 2016, where he is responsible for overseeing and managing various public and private investments. Mr. Eliassen is also currently a director and restructuring steering committee member of Seadrill Limited and a director at Seadrill Partners LLC. Mr. Eliassen’s past experience includes his role as Partner at Pareto Securities (New York), where he worked from 2011 to 2015 and was responsible for execution of public and private capital markets transactions with emphasis on the energy sector. Mr. Eliassen received a Master in Finance from the Norwegian School of Economics. Our Board benefits from Mr. Eliassen’s extensive experience with public and private investments, including investments in the oil and natural gas industry.

Thomas P. McCaffrey	68	Thomas P. McCaffrey has served as a member of the Board since May 2020. Mr. McCaffrey served as Chairman of the Integration Committee of the Board upon completion of the Merger until the Committee was disbanded in December 2020. From May 1, 2020 until July 28, 2020, Mr. McCaffrey served as President and Director of KLX RE Holdings LLC. Mr. McCaffrey previously served as President, Chief Executive Officer and Chief Financial Officer of KLXE, from April 30, 2020 through the completion of the Merger. Previously, Mr. McCaffrey served as Senior Vice President and Chief Financial Officer of KLXE from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and served as a member of various committees and is currently Chairman of its Audit Committee and as a member of several of its committees. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of the Company’s business and industry, and strategic planning experience.

Corbin J. Robertson, Jr.	75	Corbin J. Robertson, Jr. became a Director upon the completion of the Merger in July 2020. Previously, Mr. Robertson served as Chairman of the QES Board since the company’s formation in 2017 through July 2020. Mr. Robertson has served as Chairman of the board of directors of the general partner of QES LP since the board was established. Mr. Robertson has also served as Chief Executive Officer and Chairman of the board of directors of GP Natural Resource Partners LLC since 2002. He has served as the Chief Executive Officer and Chairman of the board of directors of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992, Quintana Minerals Corporation since 1978 and as Chairman of the board of directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, L.P. (“Quintana”), Chairman of the board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, Baylor College of Medicine and the World Health and Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson attended the University of Texas at Austin where he earned a B.B.A. from the Business Honors Program. Our Board benefits from Mr. Robertson’s extensive industry experience, his extensive experience with oil and gas investments and his board service for several companies in the oil and natural gas industry.

Dag Skindlo	54	Dag Skindlo has been a Director since the completion of the Merger in July 2020. Previously, Mr. Skindlo served on the QES Board since its formation in 2017 and served on the board of directors of the general partner of QES LP since April 2016. Mr. Skindlo has served as member of the board of directors and as the Chief Executive Officer for Archer Limited, one of our Principal Stockholders, since March 2020, and he previously served as a director and the Chief Financial Officer of Archer Limited from April 2016 until March 2020. Mr. Skindlo is a business-oriented executive with 25 years of oil and natural gas industry experience. Mr. Skindlo joined Schlumberger in 1992 where he held various financial and operational positions. Mr. Skindlo then joined the Aker Group of companies in 2005, where his experience from Aker Kvaerner, Aker Solutions and Kvaerner includes both global CFO roles and Managing Director roles for several large industrial business divisions. Prior to joining Archer Well Company Inc. in 2016, Mr. Skindlo was with private equity group HitecVision, where he served as CEO for Aquamarine Subsea. Mr. Skindlo earned a Master of Science in Economics and Business Administration from the Norwegian School of Economics and Business Administration (NHH). We believe Mr. Skindlo is qualified to continue serve on the Board due to his vast business experience, having founded and served as a director and as an officer of multiple companies, both private and public, and his service on the boards of numerous non-profit organizations.

John T. Whates, Esq.	75	John T. Whates, Esq. has served as a member of the Board since September 2018. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the board of directors of Dynamic Healthcare Systems, Inc., was a member of the board of directors of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the Compensation Committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’s extensive experience, multi-dimensional educational background, and thorough knowledge of the Company’s business and industry.

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

The remaining information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2022.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

Our independent registered public accounting firm is Deloitte & Touche LLP, Houston, Texas, PCAOB ID No 34.
The information required by this item is incorporated by reference to our definitive proxy statement for our 2023 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2022.

PART IV

ITEM 15.	EXHIBITS

1.1
Equity Distribution Agreement, dated June 14, 2021, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on June 14, 2021).

2.1*¥	Purchase and Sale Agreement, dated as of March 8, 2023, between the Company and Greene’s Holding Corporation.
2.2
Agreement and Plan of Merger, dated May 3, 2020, by and among KLX Energy Services Holdings, Inc., Quintana Energy Services Inc., Krypton Intermediate LLC and Krypton Merger Sub Inc. (incorporated by reference to Exhibit 2.1 of Company’s Current Report on Form 8-K, filed on May 4, 2020, File No. 001-38609).

2.3
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

2.5
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

10.1.3
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

10.23*¥	Registration Rights Agreement and Lock-Up Agreement, dated March 8, 2023, between KLX Energy Services Holdings, Inc. and Greene’s Holding Corporation.
10.24
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

10.26
Registration Rights Agreement, dated September 14, 2018, between KLX Energy Services Holdings, Inc. and Thomas P. McCaffrey (incorporated by reference to Exhibit 10.16 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.27†
Quintana Energy Services Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on February 14, 2018, File No. 001-38383).

10.28†
Quintana Energy Services Inc. Amended and Restated Long-Term Incentive Plan (incorporated by reference to Exhibit 10.2 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on February 14, 2018, File No. 001-383830).

10.29†
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

10.34†
Form of Restricted Stock Unit Agreement (Employees) under the Quintana Energy Services Inc. 2018 Long-Term Incentive Plan (Incorporated by reference to Exhibit 10.32 of Quintana Energy Services Inc.’s Annual Report on Form 10-K filed on March 6, 2020).

10.35†	Form of Restricted Stock Unit Agreement (Executive Officers) under the KLX Energy Services Holdings, Inc. Long-Term Incentive Plan.

21.1*	List of subsidiaries of KLX Energy Services Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

* Filed herewith.
** Furnished herewith.
† Management contract or compensatory plan or arrangement
¥    Certain schedules and exhibits to this agreement have been omitted in accordance with Item 601(a)(5) of Regulation S-K. A copy of any omitted schedule and/or exhibit will be furnished to the SEC on request.

ITEM 16.	Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director
Date:	March 9, 2023

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 9, 2023.

Signature

/s/ Christopher J. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)
Christopher J. Baker

/s/ Keefer M. Lehner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keefer M. Lehner

/s/ Geoffrey C. Stanford	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Geoffrey C. Stanford

/s/ Dag Skindlo	Chairman of the Board of Directors
Dag Skindlo

/s/ John T. Whates	Director and Chairman of the Audit Committee
John T. Whates

/s/ Gunnar Eliassen	Director and Chairman of the Nominating and Corporate Governance Committee
Gunnar Eliassen

/s/ Corbin J. Robertson, Jr.	Director and Chairman of the Compensation Committee
Corbin J. Robertson, Jr.

/s/ John T. Collins	Director
John T. Collins

/s/ Thomas P. McCaffrey	Director
Thomas P. McCaffrey