Form 10-Q
period 2023-03-31
KLX Energy Services Holdings, Inc.
filed 2023-05-11
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2023

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

The registrant has one class of common stock, $0.01 par value, of which 16,407,421 shares were outstanding as of May 4, 2023.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$39.6	$57.4
Accounts receivable–trade, net of allowance of $5.9 and $5.7	193.2	154.3
Inventories, net	27.2	25.7
Prepaid expenses and other current assets	17.2	17.3
Total current assets	277.2	254.7
Property and equipment, net	197.5	168.1
Operating lease assets	34.7	37.4
Intangible assets, net	2.0	2.1
Other assets	4.5	3.6
Total assets	$515.9	$465.9
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$93.7	$84.2
Accrued interest	11.7	4.8
Accrued liabilities	28.8	41.0
Current portion of operating lease obligations	14.3	14.2
Current portion of finance lease obligations	12.2	10.2
Total current liabilities	160.7	154.4
Long-term debt	283.6	283.4
Long-term operating lease obligations	20.1	22.8
Long-term finance lease obligations	23.3	20.3
Other non-current liabilities	0.7	0.8
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 110.0 authorized; 16.8 and 14.3 issued	0.1	0.1
Additional paid-in capital	551.9	517.3
Treasury stock, at cost, 0.4 shares and 0.4 shares	(5.3)	(4.6)
Accumulated deficit	(519.2)	(528.6)
Total stockholders’ equity (deficit)	27.5	(15.8)
Total liabilities and stockholders' equity (deficit)	$515.9	$465.9

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	$239.6	$152.3
Costs and expenses:
Cost of sales	180.9	135.0
Depreciation and amortization	16.5	13.7
Selling, general and administrative	26.2	15.0
Research and development costs	0.3	0.1
Bargain purchase gain	(3.2)	—
Operating income (loss)	18.9	(11.5)
Non-operating expense:
Interest expense, net	9.3	8.3
Net income (loss) before income tax	9.6	(19.8)
Income tax expense	0.2	0.1
Net income (loss)	$9.4	$(19.9)

Net income (loss) per share-basic	$0.66	$(1.98)
Net income (loss) per share-diluted	$0.65	$(1.98)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Three Months Ended March 31, 2023 and March 31, 2022
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's acquisition	2.4	—	34.0	—	—	34.0
Issuance of common stock, net of cost	0.1	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	9.4	9.4
Balance at March 31, 2023	16.8	$0.1	$551.9	$(5.3)	$(519.2)	$27.5

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Adjustment to beginning period Retained Earnings as a result of Topic 326 adoption	—	—	—	—	(0.2)	(0.2)
Restricted stock, net of forfeitures	0.2	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of common stock, net of cost	0.7	—	3.7	—	—	3.7
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at March 31, 2022	11.4	$0.1	$482.5	$(4.6)	$(545.4)	$(67.4)
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31, 2023	March 31, 2022
Cash flows from operating activities:
Net income (loss)	$9.4	$(19.9)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	16.5	13.7
Non-cash compensation	0.7	0.7
Amortization of deferred financing fees	0.4	0.3
Provision for inventory reserve	—	0.1
Gain on disposal of property, equipment and other	(4.4)	(2.0)
Bargain purchase gain	(3.2)	—
Changes in operating assets and liabilities:
Accounts receivable	(22.0)	(3.8)
Inventories	(1.5)	(2.0)
Prepaid expenses and other current and non-current assets	3.7	4.2
Accounts payable	2.4	(1.5)
Other current and non-current liabilities	(10.7)	4.0
Other	0.1	—
Net cash flows used in operating activities	(8.6)	(6.2)
Cash flows from investing activities:
Purchases of property and equipment	(10.3)	(5.8)
Proceeds from sale of property and equipment	5.0	2.6
Cash from acquisition	1.7	—
Net cash flows used in investing activities	(3.6)	(3.2)
Cash flows from financing activities:
Purchase of treasury stock	(0.7)	(0.3)
Proceeds from stock issuance, net of costs	(0.1)	3.0
Payments on finance lease obligations	(3.1)	(1.5)
Change in financed payables	(1.7)	(0.4)
Net cash flows (used in) provided by financing activities	(5.6)	0.8
Net change in cash and cash equivalents	(17.8)	(8.6)
Cash and cash equivalents, beginning of period	57.4	28.0
Cash and cash equivalents, end of period	$39.6	$19.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$(0.1)	$—
Interest	2.0	0.7
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$0.9	$—
Change in accrued capital expenditures	3.9	1.3
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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), including $1.7 in cash remaining with Greene’s, in an all-stock transaction. Greene’s is a leading provider of wellhead protection, flowback and well testing services. The acquisition of Greene’s, which is expected to be accretive to KLX in 2023, augments the KLX frac rental and flowback offering, providing KLX with a broader presence in the Permian and Eagle Ford basins. See Note 2 - Business Combinations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year 2023 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Company’s 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
NOTE 2 - Business Combinations

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s, including $1.7 in cash remaining with Greene’s, in an all-stock transaction. The total consideration for the acquisition consisted of the issuance of approximately 2.4 million shares of KLXE common stock, par value $0.01 per share (the “Common Stock”), subject to customary post-closing adjustments, with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 and less acquired cash. Following the closing of the transaction, former shareholders of Greene’s hold approximately 14.7% of the fully diluted Common Stock of the Company.

This transaction was accounted for as a purchase under Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. This has been presented as a separate line item on the consolidated statement of operation for the three months ended March 31, 2023.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. The Company expects to finalize its analysis by the first quarter of 2024. The following table summarizes the fair values of assets acquired and liabilities assumed in the acquisition in accordance with ASC 805:

Greene's
Cash	$1.7
Accounts receivable-trade	17.1
Other current and non-current assets	0.2
Property and equipment	23.1
Accounts payable	(3.2)
Accrued liabilities	(1.1)
Other current and non-current liabilities	(0.6)
Bargain purchase	(3.2)
Total purchase price(1)	$34.0
(1) The total consideration of the acquisition was approximately $34.0, which was comprised of 2.4 million shares of the Company's Common Stock.

Since March 8, 2023, the acquisition date of Greene's, stand-alone revenues for Greene's were $4.7 and operating income was $0.6.

Unaudited Supplemental Pro Forma Information

The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, actual results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from the acquisition.

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2022, revenues and net income (loss) for the three months ended March 31, 2023 and March 31, 2022 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues	$251.9	$167.4
Net income (loss)	9.4	(18.7)
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	March 31, 2023	December 31, 2022
Spare parts	$19.1	$17.9
Plugs	6.3	6.3
Consumables	3.5	3.2
Other	2.6	2.7
Subtotal	31.5	30.1
Less: Inventory reserve	(4.3)	(4.4)
Total inventories, net	$27.2	$25.7

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including fluid ends) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $4.3 and $4.4 as of March 31, 2023 and December 31, 2022, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			March 31, 2023	December 31, 2022
Land, buildings and improvements	1	—	40	$35.5	$33.1
Machinery	1	—	20	227.5	216.2
Equipment and furniture	1	—	15	212.1	194.5
ROU assets - finance leases	1	—	20	50.0	39.9
Total property and equipment				525.1	483.7
Less: Accumulated depreciation				(336.3)	(320.8)
Add: Construction in progress				8.7	5.2
Total property and equipment, net				$197.5	$168.1

Depreciation expense related to non-leased fixed assets was $13.4 and $12.1 for the three months ended March 31, 2023 and March 31, 2022, respectively. Finance lease amortization expense was $3.1 and $1.5, respectively, for the three months ended March 31, 2023 and March 31, 2022.

Assets Held for Sale

As of March 31, 2023, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $4.9. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of two operational facilities, land and select equipment. These assets were being actively marketed for sale as of March 31, 2023 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	March 31, 2023	December 31, 2022
Senior Secured Notes	$237.3	$237.3
ABL Facility	50.0	50.0
Total principal outstanding	287.3	287.3
Less: Unamortized debt issuance costs	3.7	3.9
Total debt	$283.6	$283.4
As of March 31, 2023, long-term debt consisted of $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of March 31, 2023 was $233.6. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Senior Secured Notes was $11.5 as of March 31, 2023.

As of March 31, 2023, the Company also had a $100.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”). The ABL Facility matures in September 2024.

On September 22, 2022, the Company entered into a Third Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extends the maturity date of the ABL Facility by a year from September 14, 2023 to September 15, 2024, (ii) increases the applicable margin by 0.50%, (iii) replaces London Inter-Bank Offered Rate (“LIBOR”) as the benchmark rate with Term Secured Overnight Financing Rate (“Term SOFR”), (iv) provides the Company with the ability to redeem, repurchase, defease or otherwise satisfy its outstanding Senior Secured Notes using proceeds of equity issuances or by converting or exchanging Senior Secured Notes for equity, (v) resets consolidated EBITDA solely for purposes of calculating the springing fixed charge coverage ratio (“FCCR”) to be annualized beginning with the fiscal quarter ended as of June 30, 2022 until the fourth fiscal quarter ended thereafter (provided that fixed charges will continue to be calculated on a trailing-twelve-month basis), (vi) requires that, after giving effect to any borrowing and the use of proceeds thereof, the Company not have more than $35.0 in excess cash on its balance sheet and (vii) increases the availability trigger for a cash dominion event.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the three months ended March 31, 2023, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of March 31, 2023, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with its ABL Facility.

Borrowings outstanding under the ABL Facility were $50.0 as of March 31, 2023 and bear interest at a rate equal to SOFR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 7.7% on March 31, 2023. Total letters of credit outstanding under the ABL Facility were $5.6 both at March 31, 2023 and at December 31, 2022. Accrued interest under the ABL Facility was $0.2 as of March 31, 2023.

We have funds available under the ABL Facility of $44.4 on the March 31, 2023 borrowing base certificate.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of March 31, 2023. The fair value of the ABL Facility approximates its carrying value as of March 31, 2023.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of March 31, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	March 31, 2023	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$223.1	$—	$223.1	$—
Total Senior Secured Notes	$223.1	$—	$223.1	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$213.5	$—	$213.5	$—
Total Senior Secured Notes	$213.5	$—	$213.5	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4, based on sales contracts and comparative price quotes, as of March 31, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	March 31, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three months ended March 31, 2023 and March 31, 2022, there was no before-tax loss (gain) related to Assets Held for Sale.

NOTE 7 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

Environmental Regulations & Liabilities

The Company is subject to various federal, state and local environmental laws and regulations that establish standards and requirements for the protection of the environment. The Company continues to monitor the status of these laws and regulations. However, the Company cannot predict the future impact of such laws and regulations, as well as standards and requirements, on our business, which are subject to change and can have retroactive effectiveness. Currently, the Company has not been fined, cited or notified of any environmental violations or liabilities that would have a material adverse effect on its condensed consolidated financial statement position, results of operations, liquidity or capital resources. However, management does recognize that by the very nature of its business, material costs could be incurred in the future to maintain compliance. The amount of such future expenditures is not determinable due to several factors, including the unknown magnitude of possible regulation or liabilities, the unknown timing and extent of the corrective actions that may be required, the determination of the Company’s liability in proportion to other responsible parties and the extent to which such expenditures are recoverable from insurance or indemnification.

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

NOTE 8 - Stockholders' Equity (Deficit)

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

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

During the three months ended March 31, 2023 and March 31, 2022, the Company sold zero and 695,377 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $0.0 and $3.7, respectively, and incurred legal and administrative fees of $0.1 and $0.1, respectively.

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

Compensation cost recognized during the three months ended March 31, 2023 and March 31, 2022 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.7 and $0.7 for the three months ended March 31, 2023 and March 31, 2022, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $5.8 at March 31, 2023 and $4.2 at December 31, 2022.
NOTE 9 - Income Taxes

Income tax expense was $0.2 and $0.1 for the three months ended March 31, 2023 and March 31, 2022, respectively, and was comprised primarily of state and local taxes. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize any tax expense on its year-to-date income.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 10 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins), the Southwest Region (the Permian Basin and the Eagle Ford Shale) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Company's chief operational decision-making group. As a result, the Company has three reportable segments.

The following table presents revenues and operating income (loss) by reportable segment:

	Three Months Ended
	March 31, 2023	March 31, 2022
Revenues
Rocky Mountains	$67.9	$43.3
Southwest	73.4	51.9
Northeast/Mid-Con	98.3	57.1
Total revenues	239.6	152.3
Operating income (loss)
Rocky Mountains	9.8	(0.8)
Southwest	4.8	(0.4)
Northeast/Mid-Con	18.7	(0.8)
Corporate and other	(14.4)	(9.5)
Total operating income (loss)	18.9	(11.5)
Interest expense, net	9.3	8.3
Net income (loss) before income tax	$9.6	$(19.8)

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	March 31, 2023				March 31, 2022
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$9.6	$26.1	$25.2	$60.9	$3.7	$23.6	$15.6	$42.9
Completion	37.4	31.3	61.3	130.0	25.5	17.5	33.9	76.9
Production	14.6	8.0	5.2	27.8	9.0	5.7	3.2	17.9
Intervention	6.3	8.0	6.6	20.9	5.1	5.1	4.4	14.6
Total revenues	$67.9	$73.4	$98.3	$239.6	$43.3	$51.9	$57.1	$152.3

The following table presents capital expenditures by reportable segment:

	Three Months Ended
	March 31, 2023	March 31, 2022
Rocky Mountains	$1.6	$1.6
Southwest	3.1	1.6
Northeast/Mid-Con	5.6	2.6
Corporate and other	—	—
Total capital expenditures	$10.3	$5.8

The following table presents total assets by segment:

	March 31, 2023	December 31, 2022
Rocky Mountains	$142.9	$133.0
Southwest	191.9	152.2
Northeast/Mid-Con	141.3	123.3
Total	476.1	408.5
Corporate and other	39.8	57.4
Total assets	$515.9	$465.9

NOTE 11 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended March 31, 2023 and March 31, 2022, 0.0 and 0.4 million shares of the Company’s Common Stock, respectively, were excluded from the determination of diluted net income (loss) per common share because their effect would have been anti-dilutive. The computations of basic and diluted net income (loss) per share for the three months ended March 31, 2023 and March 31, 2022 are as follows:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net income (loss)	$9.4	$(19.9)
(Shares in millions)
Basic weighted average common shares	14.2	10.1
Effect of dilutive securities - dilutive securities	0.2	—
Diluted weighted average common shares	14.4	10.1

Basic net income (loss) per common share	$0.66	$(1.98)
Diluted net income (loss) per common share	$0.65	$(1.98)
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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report, including the following factors:

•general economic conditions, such as inflation and government efforts to reduce inflation, including increases in interest rates, or a prolonged recession;
•the market environment and impacts resulting from the novel coronavirus (“COVID-19”) pandemic and subsequent variants, including the global supply chain disruptions and the government interventions into the financial market and economy, among other factors;
•persistent volatility in national and global crude oil demand and crude oil prices;
•increased costs and other changes in supply, demand and costs of equipment;

•the possibility of inefficiencies, curtailments or shutdowns in our customers’ operations whether in response to reductions in demand or other factors;
•uncertainty regarding our future operating results;
•regulation of and dependence upon the energy industry;
•the cyclical nature of the energy industry;
•fluctuations in market prices for fuel, oil and natural gas;
•our credit profile and our ability to renew or refinance our indebtedness;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in millions, except per share data)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report as well as our Annual Report on Form 10-K for the year ended December 31, 2022. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2023, as compared to our results of operations for the three months ended March 31, 2022. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, people and assets across all the geographic regions where we maintain a presence. In November 2018, we expanded our completion and intervention service offerings through the acquisition of Motley Services, LLC (“Motley”), a premier provider of large diameter coiled tubing services in the Permian Basin, further enhancing our completions business. We successfully completed the integration of the Motley business during fiscal 2018. On March 15, 2019, the Company acquired Tecton Energy Services (“Tecton”), a leading provider of flowback, drill-out and production testing services, operating primarily in the greater Rocky Mountains. In March 2019, the Company acquired Red Bone Services LLC (“Red Bone”), a premier provider of oilfield services primarily in the Mid-Continent region, providing fishing, non-hydraulic fracturing high pressure pumping, thru-tubing and certain other services. We successfully completed the integration of the Tecton and Red Bone businesses during fiscal 2019. We acquired Quintana Energy Services (“QES”) during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of diversified oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), including $1.7 in cash remaining with Greene’s, in an all-stock transaction. See Note 2 - Business Combinations.

Looking ahead, the Company expects to continue to pursue opportunistic strategic, accretive acquisitions that would be expected to further strengthen the Company’s competitive positioning and capital structure and drive efficiencies, accelerate growth and create long‑term stockholder value.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 32 patents and 7 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. Over the last year, market demand for our services has been experiencing a recovery from the lows of the last three years that were heavily impacted by COVID-19. The ongoing conflict in Ukraine has contributed to a growing price resurgence for crude oil and was a major factor behind the increased demand for drilling, completion and production activities in 2022 and early 2023. However, recent inflation has put pressure on and is expected to continue to negatively impact global demand.

So far in 2023, West Texas Intermediate (“WTI”) prices have decreased by 9.6% from January 1 to March 31, and commodity prices have retreated from the highest prices in 2022, although they are still at significantly higher levels than the lowest prices of the last three years. As an initial response to the rising oil prices in 2022 and as a response to the energy crisis resulting from the ongoing conflict in Ukraine, the United States has continued to increase drilling and completion activity levels, although the United States has moderated the pace of increase in the first quarter of 2023, following the decrease in prices noted above. As of March 31, 2023, U.S. rig count was 755, a decrease of 3.1% since December 31, 2022, according to a report from Baker Hughes.

As noted above, commodity prices have recently declined slightly from the highs experienced in the prior year and the demand for commodities could decline further due to, among other things, uncertainty and volatility arising from the ongoing conflict in Ukraine, release of sanctions on Russia, increasing inflation and government efforts to reduce inflation, speculation as to future actions by OPEC+, higher gas prices, or possible changes in the overall health of the global economy, including a prolonged recession. Although current forward strip for commodity prices indicate expectations of relatively high commodity prices over the next twelve months or longer, the current commodity price environment remains uncertain and the extent to which commodity prices and our operating and financial results of future periods will be impacted by the above-mentioned factors will depend largely on future developments, which are highly uncertain and cannot be accurately predicted.

There has been significant inflation across the cost of goods and services in 2022. During the quarter ended March 31, 2023, the Producer Price Index as measured by the Bureau of Labor Statistics decreased by 0.1%. In spite of this minimal decrease in the first quarter of 2023, we have continued to experience higher costs for goods used in providing services to our customers. In addition, we face increased competition for labor, as turnover in the industry is still fairly high. We are spending more to attract and retain employees in the field, especially as we plan for continued growth for the remainder of this fiscal year. At the same time, we have seen increased demand for our services, which has allowed us to implement price increases with our customers across all regions to offset these higher costs.

The Company remains focused on providing the highest level of customer service across our regions and different service offerings, which has allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below). We are taking steps to hire essential personnel and increase capital expenditures as activity rebounds, but we are measured in our growth and focused on returns.

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

Results of Operations
Three Months Ended March 31, 2023 Compared to Three Months Ended March 31, 2022

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	March 31, 2023	March 31, 2022	% Change
Revenue:
Rocky Mountains	$67.9	$43.3	56.8%
Southwest	73.4	51.9	41.4%
Northeast/Mid-Con	98.3	57.1	72.2%
Total revenue	$239.6	$152.3	57.3%

	Three Months Ended
	March 31, 2023	March 31, 2022	% Change
Revenue:
Drilling	$60.9	$42.9	42.0%
Completion	130.0	76.9	69.1%
Production	27.8	17.9	55.3%
Intervention	20.9	14.6	43.2%
Total revenue	$239.6	$152.3	57.3%

For the quarter ended March 31, 2023, revenues were $239.6, an increase of $87.3, or 57.3%, as compared with the prior year period. The overall increase in revenues reflects the recovery in economic activity and increase in WTI prices during the year, leading to increased demand for our services and a positive pricing environment. Increased weighted average price contributed to approximately 63% of the $87.3 increase, and increased weighted average volume contributed to the remaining approximately 37%. On a segment basis, Rocky Mountains segment revenue increased by $24.6 or 56.8%. Increased weighted average price contributed to approximately 46% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 54%. Southwest segment revenue increased by $21.5 or 41.4%. Increased weighted average price contributed to approximately 39% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 61%. Northeast/Mid-Con segment revenue increased by $41.2 or 72.2%. Increased weighted average price contributed to approximately 64% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 36%.

Cost of sales. For the quarter ended March 31, 2023, cost of sales were $180.9, or 75.5% of sales, as compared to the three months ended March 31, 2022 of $135.0, or 88.6% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the quarter. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues decreased, labor costs per employee increased by 15.7% as compared with the three months ended March 31, 2022. Repair & maintenance costs as a percentage of revenues decreased by 9.6% as compared to the three months ended March 31, 2022.

Selling, general and administrative expenses (“SG&A”). For the quarter ended March 31, 2023, SG&A expenses were $26.2, or 10.9% of revenues, as compared with $15.0, or 9.8% of revenues, in the prior year period. The increase in percentage of revenues and dollar amount is due to incentive bonuses as well as professional fees and other costs related to the Greene's acquisition incurred in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Three Months Ended
	March 31, 2023	March 31, 2022	% Change
Operating income (loss):
Rocky Mountains	$9.8	$(0.8)	NM
Southwest	4.8	(0.4)	NM
Northeast/Mid-Con	18.7	(0.8)	NM
Corporate and other	(14.4)	(9.5)	(51.6)%
Total operating income (loss)	$18.9	$(11.5)	NM

For the quarter ended March 31, 2023, operating income was $18.9 compared to operating loss of $11.5 in the prior year period, due to improvements in activity and pricing.

Each operating segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $9.8, Southwest segment operating income was $4.8, and Northeast/Mid-Con segment operating income was $18.7 for the three months ended March 31, 2023. The driving factor for the improvement in each case was higher pricing and activity during the period. Note that operating loss for Corporate and other increased due to non-recurring costs related to the Greene's acquisition.

Income tax expense. For the quarter ended March 31, 2023, income tax expense was $0.2, as compared to income tax expense of $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize tax expense on its year-to-date income because it has a valuation allowance against its deferred tax balances.

Net income (loss). For the quarter ended March 31, 2023, net income was $9.4, as compared to net loss of $19.9 in the prior year period, increasing primarily as a result of improving operating income as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s asset-based revolving credit facility, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”) and cash flows from operations. At March 31, 2023, we had $39.6 of cash and cash equivalents and $44.4 available on the March 2023 ABL Facility Borrowing Base Certificate, which resulted in an available liquidity position of $84.0.

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest as well as leases for property and equipment and purchase obligations as part of normal operations. See below “— ABL Facility” and “— Senior Secured Notes” for information regarding scheduled maturities of our long-term debt. See “Note 7 - Leases” of Item 8 in our 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023 for information regarding scheduled maturities of our operating and financing leases.

We have taken several actions to continue to improve our liquidity position, including closing our Florida legacy headquarters and relocating all key functions to Houston, eliminating redundancies and duplicative functions throughout our operations following the merger with QES, issuing equity under our ATM Offering, executing debt for equity exchanges that have reduced our interest burden and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, despite ongoing volatility in commodity prices and increased inflation, continued higher oil prices over 2022 and 2023 relative to those over 2020 and 2021 have resulted in an increase in demand for our services and an improvement in our operating cash flows in the three months ended March 31, 2023 as compared to the three months ended March 31, 2022. We believe based on our current forecasts, our cash on hand, continued draws under the ABL Facility, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results continue to improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

We have substantial indebtedness. As of March 31, 2023, we had total outstanding long-term indebtedness of $283.6 under our ABL Facility and Senior Secured Notes as described in greater detail under “— ABL Facility” and “—Senior Secured Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources and related pricing for our services, increasing inflation and government efforts to reduce inflation, the willingness of capital providers to lend to our industry, and other financial and business factors, many of which are beyond our control.

Our ABL Facility matures in September 2024 and our Senior Secured Notes mature in 2025 (as defined below). Our ability to refinance or restructure our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations.

A rising interest rate environment could have an adverse impact on the price of our shares, or our ability to issue equity or incur debt to refinance our existing indebtedness, for acquisitions or other purposes. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage, and issuing common stock, par value $0.01, of the Company (“Common Stock”) may result in dilution to our current stockholders.

In light of our substantial leverage position and the uncertainty regarding future market conditions, availability of capital and our financial performance, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may explore various alternatives to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, a mix of refinancings, private or public equity or debt raises and rights offerings, repurchases of our outstanding Senior Secured Notes, debt-for-debt or debt-for-equity exchanges or conversions that if successful could result in the dilution of ownership by existing stockholders. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all. As noted below, our recent ABL Amendment provides us with the ability to redeem, repurchase, defease or otherwise satisfy the outstanding Senior Secured Notes using proceeds of equity issuances or by converting or exchanging Senior Secured Notes for equity. In November and December 2022, we consummated debt-for-equity exchanges for $12.8 aggregate principal amount of the Senior Secured Notes. We may, at any time and from time to time, seek to retire or purchase additional outstanding Senior Secured Notes in open-market purchases, privately negotiated transactions or otherwise, or convert or exchange Senior Secured Notes for equity, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2024. Borrowings under the ABL Facility bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the applicable margin (as defined). The ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of March 31, 2023. The effective interest rate under the ABL Facility was approximately 7.7% on March 31, 2023.

On September 22, 2022, the Company entered into a Third Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extends the maturity date of the ABL Facility by a year from September 14, 2023 to September 15, 2024, (ii) increases the applicable margin by 0.50%, (iii) replaces LIBOR as the benchmark rate with Term SOFR, (iv) provides the Company with the ability to redeem, repurchase, defease or otherwise satisfy its outstanding Senior Secured Notes using proceeds of equity issuances or by converting or exchanging Senior Secured Notes for equity, (v) resets consolidated EBITDA solely for purposes of calculating the springing fixed charge coverage ratio (“FCCR”) to be annualized beginning with the fiscal quarter ended as of June 30, 2022 until the fourth fiscal quarter ended thereafter (provided that fixed charges will continue to be calculated on a trailing-twelve month basis), (vi) requires that, after giving effect to any borrowing and the use of proceeds thereof, the Company not have more than $35.0 in excess cash on its balance sheet and (vii) increases the availability trigger for a cash dominion event.

The ABL Facility includes a springing financial covenant which requires the Company’s FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the borrowing base. At all times during the three months ended March 31, 2023, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of March 31, 2023, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Secured Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of March 31, 2023 was $233.6. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1 and mature in 2025. Accrued interest related to the Senior Secured Notes was $11.5 as of March 31, 2023.

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

Capital Expenditures

Our capital expenditures were $10.3 during the three months ended March 31, 2023, compared to $5.8 in the three months ended March 31, 2022. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $60.0 and $70.0 in total capital expenditures for the year ending December 31, 2023, out of which $45.0 to $50.0 for maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”) with the Agent. Among other things, the EDA Amendment allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

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

In the fiscal year ended December 31, 2022, COVID-19 coupled with the ongoing conflict in Ukraine caused global crude oil supply shocks and continued volatility in oil prices, and rising inflation coupled with government efforts to reduce its effects increased fear of recession and resulted in significant volatility in global markets, both of which significantly affected the value of our Common Stock, which, even amid ongoing recovery in our industry and increasing demand for our services, may reduce our ability to access capital in the bank and capital markets, including through equity or debt offerings. However, the effects and the future risks are waning.

During the three months ended March 31, 2023 and March 31, 2022, the Company sold zero and 695,377 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $0.0 and $3.7, respectively, and incurred legal and administrative fees of $0.1 and $0.1, respectively.

Cash Flows

Our cash flows used in operating activities for the three months ended March 31, 2023 were approximately $8.6 as compared to approximately $6.2 used in operating activities for the three months ended March 31, 2022. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At March 31, 2023, we had $39.6 of cash and cash equivalents. Cash on hand at March 31, 2023 decreased by $17.8, as a result of $8.6 of cash flows used in operating activities, $3.6 of cash flows used in investing activities and $5.6 used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Three Months Ended
	March 31, 2023	March 31, 2022
Net cash flows used in operating activities	$(8.6)	$(6.2)
Net cash flows used in investing activities	(3.6)	(3.2)
Net cash flows (used in) provided by financing activities	(5.6)	0.8
Net change in cash	(17.8)	(8.6)
Cash balance end of period	$39.6	$19.4

Net cash used in operating activities

Net cash used in operating activities was $8.6 for the three months ended March 31, 2023, as compared to net cash used in operating activities of $6.2 for the three months ended March 31, 2022. The negative operating cash flows were attributable to increased investment in accounts receivable due to slow payments from customers, early payment of vendor invoices in preparation for a system implementation project and one incremental payroll in 2023.

Net cash used in investing activities

Net cash used in investing activities was $3.6 for the three months ended March 31, 2023, as compared to net cash used in investing activities of $3.2 for the three months ended March 31, 2022. The cash flows used in investing activities for the three months ended March 31, 2023 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of trucks and other assets.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $5.6 for the three months ended March 31, 2023, compared to net cash provided by financing activities of $0.8 for the three months ended March 31, 2022. During the three months ended March 31, 2023, $3.1 was paid on finance lease obligations, $1.7 was paid on financed payables, $0.1 was paid in legal and administrative fees related to our ATM Offering and $0.7 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.
Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Other than the critical accounting policy included below, we believe that our critical accounting policies are limited to those described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023.

Business Combinations

We completed our acquisition of Greene’s on March 8, 2023. Greene’s results of operations have been included in our financial results for the period subsequent to the acquisition date.

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

Recent Accounting Pronouncements

We continue to evaluate any recently issued accounting pronouncements for future adoption. As an “emerging growth company” under the Jumpstart Our Business Startups Act (the “JOBS Act”), we are offered an opportunity to use an extended transition period for the adoption of new or revised financial accounting standards. We operate under the reduced reporting requirements and exemptions, including the longer phase-in periods for the adoption of new or revised financial accounting standards, until we are no longer an emerging growth company. Our election to use the phase-in periods permitted by this election may make it difficult to compare our financial statements to those of non-emerging growth companies and other emerging growth companies that have opted out of the longer phase-in periods under Section 107 of the JOBS Act and who will comply with new or revised financial accounting standards. If we were to subsequently elect instead to comply with these public company effective dates, such election would be irrevocable pursuant to Section 107 of the JOBS Act.

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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers (who are our Chief Executive Officer and Chief Financial Officer, respectively), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report for the quarter ended March 31, 2023, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2023.

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

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended March 31, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2023 - January 31, 2023	3,681	$12.95	—	$48,859,603
February 1, 2023 - February 28, 2023	49,849	$13.79	—	$48,859,603
March 1, 2023 - March 31, 2023	—	$—	—	$48,859,603
Total	53,530		—
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

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable.

ITEM 6.	EXHIBITS

1.1*	Amendment No. 1 to Equity Distribution Agreement, dated November 16, 2022, by and between the Company and Piper Sandler & Co.
2.1
Purchase and Sale Agreement, dated as of March 8, 2023, between the Company and Greene’s Holding Corporation (incorporated by reference to Exhibit 2.1 of KLX Energy Services Holdings, Inc.’s Annual Report on Form 10-K, filed on March 9, 2022, File No. 001-38609).

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

10.1¥
Registration Rights Agreement and Lock-Up Agreement, dated March 8, 2023, between the Company and Greene’s Holding Corporation (incorporated by reference to Exhibit 10.23 of KLX Energy Services Holdings, Inc.’s Annual Report on Form 10-K, filed on March 9, 2022, File No. 001-38609).

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

Date: May 11, 2023

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 11, 2023

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: May 11, 2023