Form 10-Q
period 2023-06-30
KLX Energy Services Holdings, Inc.
filed 2023-08-10
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2023

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

The registrant has one class of common stock, $0.01 par value, of which 16,407,421 shares were outstanding as of August 3, 2023.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82.1	$57.4
Accounts receivable–trade, net of allowance of $6.1 and $5.7	161.8	154.3
Inventories, net	31.0	25.7
Prepaid expenses and other current assets	13.6	17.3
Total current assets	288.5	254.7
Property and equipment, net	199.0	168.1
Operating lease assets	32.1	37.4
Intangible assets, net	2.0	2.1
Other assets	4.9	3.6
Total assets	$526.5	$465.9
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$96.8	$84.2
Accrued interest	4.7	4.8
Accrued liabilities	33.5	41.0
Current portion of operating lease obligations	14.4	14.2
Current portion of finance lease obligations	13.2	10.2
Total current liabilities	162.6	154.4
Long-term debt	283.8	283.4
Long-term operating lease obligations	17.1	22.8
Long-term finance lease obligations	22.8	20.3
Other non-current liabilities	0.5	0.8
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 110.0 authorized; 16.8 and 14.3 issued	0.1	0.1
Additional paid-in capital	552.7	517.3
Treasury stock, at cost, 0.4 shares and 0.4 shares	(5.3)	(4.6)
Accumulated deficit	(507.8)	(528.6)
Total stockholders’ equity (deficit)	39.7	(15.8)
Total liabilities and stockholders' equity	$526.5	$465.9

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$234.0	$184.4	$473.6	$336.7
Costs and expenses:
Cost of sales	173.3	150.9	354.2	285.9
Depreciation and amortization	17.6	14.0	34.1	27.7
Selling, general and administrative	22.0	18.0	48.2	33.0
Research and development costs	0.3	0.1	0.6	0.2
Bargain purchase gain	1.2	—	(2.0)	—
Operating income (loss)	19.6	1.4	38.5	(10.1)
Non-operating expense:
Interest expense, net	8.5	8.7	17.8	17.0
Net income (loss) before income tax	11.1	(7.3)	20.7	(27.1)
Income tax (benefit) expense	(0.3)	0.2	(0.1)	0.3
Net income (loss)	$11.4	$(7.5)	$20.8	$(27.4)

Net income (loss) per share-basic	$0.71	$(0.67)	$1.38	$(2.58)
Net income (loss) per share-diluted	$0.71	$(0.67)	$1.37	$(2.58)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Six Months Ended June 30, 2023 and 2022
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's acquisition	2.4	—	34.0	—	—	34.0
Issuance of common stock, net of cost	0.1	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	9.4	9.4
Balance at March 31, 2023	16.8	0.1	551.9	(5.3)	(519.2)	27.5
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Net income	—	—	—	—	11.4	11.4
Balance at June 30, 2023	$16.8	$0.1	$552.7	$(5.3)	$(507.8)	$39.7

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Adjustment to beginning period Retained Earnings as a result of Topic 326 adoption	—	—	—	—	(0.2)	(0.2)
Restricted stock, net of forfeitures	0.2	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of common stock, net of cost	0.7	—	3.7	—	—	3.7
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at March 31, 2022	11.4	0.1	482.5	(4.6)	(545.4)	(67.4)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Issuance of common stock, net of cost	0.9	—	4.6	—	—	4.6
Net loss	—	—	—	—	(7.5)	(7.5)
Balance at June 30, 2022	12.3	$0.1	$487.9	$(4.6)	$(552.9)	$(69.5)
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended
	June 30, 2023	June 30, 2022
Cash flows from operating activities:
Net income (loss)	$20.8	$(27.4)
Adjustments to reconcile net income (loss) to net cash flows used in operating activities
Depreciation and amortization	34.1	27.7
Non-cash compensation	1.5	1.5
Amortization of deferred financing fees	0.8	0.6
Provision for inventory reserve	0.1	0.3
Gain on disposal of property, equipment and other	(6.2)	(5.3)
Bargain purchase gain	(2.0)	—
Other	0.1	0.1
Changes in operating assets and liabilities:
Accounts receivable	9.1	(20.1)
Inventories	(5.3)	(3.9)
Prepaid expenses and other current and non-current assets	9.0	4.2
Accounts payable	4.8	9.6
Other current and non-current liabilities	(15.4)	(1.9)
Net cash flows provided by (used in) operating activities	51.4	(14.6)
Cash flows from investing activities:
Purchases of property and equipment	(26.5)	(13.6)
Proceeds from sale of property and equipment	8.5	6.5
Cash from acquisition	1.1	—
Net cash flows used in investing activities	(16.9)	(7.1)
Cash flows from financing activities:
Purchase of treasury stock	(0.7)	(0.3)
Borrowings on ABL Facility	—	20.0
Proceeds from stock issuance, net of costs	(0.1)	8.3
Payments on finance lease obligations	(6.4)	(3.4)
Payments of debt issuance costs	(0.3)	—
Proceeds from finance lease refinancing	—	1.4
Change in financed payables	(2.3)	(0.8)
Net cash flows (used in) provided by financing activities	(9.8)	25.2
Net change in cash and cash equivalents	24.7	3.5
Cash and cash equivalents, beginning of period	57.4	28.0
Cash and cash equivalents, end of period	$82.1	$31.5

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.6	$0.6
Interest	17.4	16.0
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$1.1	$—
Change in accrued capital expenditures	4.5	4.0
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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), including $1.7 in cash, in an all-stock transaction. Greene’s is a leading provider of wellhead protection, flowback and well testing services. The acquisition of Greene’s, which is expected to be accretive to KLX in 2023, augments the KLX frac rental and flowback offering, providing KLX with a broader presence in the Permian and Eagle Ford basins. See Note 2 - Business Combinations.

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
NOTE 2 - Business Combinations

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s, including $1.7 in cash, in an all-stock transaction. The total consideration for the acquisition consisted of the issuance of approximately 2.4 million shares of KLXE common stock, par value $0.01 per share (the “Common Stock”), subject to customary post-closing adjustments, with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 and less acquired cash. Following the closing of the transaction, former shareholders of Greene’s hold approximately 14.7% of the fully diluted Common Stock of the Company, as of March 8, 2023. As of the date of this filing, the integration is substantially complete, and the Company expects $2.0 to $3.0 in cost synergies.

This transaction was accounted for as a purchase under Financial Accounting Standards Board Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. This has been presented as a separate line item on the consolidated statements of operations for the three and six months ended June 30, 2023.

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

Greene's
Cash(1)	$1.1
Accounts receivable-trade	17.1
Other current and non-current assets	0.2
Property and equipment	23.1
Accounts payable	(3.2)
Accrued liabilities	(1.1)
Other current and non-current liabilities	(1.2)
Bargain purchase	(2.0)
Total purchase price(1)	$34.0
(1)Net of working capital adjustment of $0.6
(2)The total consideration of the acquisition was approximately $34.0, which was comprised of 2.4 million shares of the Company's Common Stock.

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

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2022, revenues and net income (loss) for the three and six months ended June 30, 2023 and 2022 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues	$234.0	$201.4	$485.9	$368.8
Net income (loss)	11.4	(5.8)	20.8	(24.5)
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	June 30, 2023	December 31, 2022
Spare parts	$21.8	$17.9
Plugs	7.3	6.3
Consumables	3.8	3.2
Other	2.2	2.7
Subtotal	35.1	30.1
Less: Inventory reserve	(4.1)	(4.4)
Total inventories, net	$31.0	$25.7

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including fluid ends) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $4.1 and $4.4 as of June 30, 2023 and December 31, 2022, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			June 30, 2023	December 31, 2022
Land, buildings and improvements	1	—	40	$35.9	$33.1
Machinery	1	—	20	236.0	216.2
Equipment and furniture	1	—	15	218.9	194.5
ROU assets - finance leases	1	—	20	53.2	39.9
Total property and equipment				544.0	483.7
Less: Accumulated depreciation				(351.9)	(320.8)
Add: Construction in progress				6.9	5.2
Total property and equipment, net				$199.0	$168.1

Depreciation expense related to non-leased fixed assets was $14.1 and $12.4 for the three months ended June 30, 2023 and 2022, respectively, and $27.5 and $24.5 for the six months ended June 30, 2023 and 2022, respectively. Finance lease amortization expense was $3.4 and $1.6 for the three months ended June 30, 2023 and 2022, respectively, and $6.5 and $3.1 for the six months ended June 30, 2023 and 2022, respectively.

Assets Held for Sale

As of June 30, 2023, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.3. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of June 30, 2023 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	June 30, 2023	December 31, 2022
Senior Secured Notes	$237.3	$237.3
ABL Facility	50.0	50.0
Total principal outstanding	287.3	287.3
Less: Unamortized debt issuance costs	3.5	3.9
Total debt	$283.8	$283.4
As of June 30, 2023, long-term debt consisted of $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of June 30, 2023 was $233.8. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Senior Secured Notes was $4.5 as of June 30, 2023.

On June 20, 2023, the Company entered into a Fourth Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extends the maturity date of the ABL Facility from September 15, 2024 to the earlier of (A) September 15, 2025 or (B) August 1, 2025, if the Company's Senior Secured Notes are still outstanding as of such date (the earlier of the foregoing item (A) or item (B), the “ABL Maturity Date”) and (ii) increases the revolving credit commitment from $100.0 to $120.0.

As of June 30, 2023, the Company had a $120.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”). The ABL Facility matures on the ABL Maturity Date (as defined below).

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the three months ended June 30, 2023, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of June 30, 2023, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with its ABL Facility.

Borrowings outstanding under the ABL Facility were $50.0 as of June 30, 2023 and bear interest at a rate equal to SOFR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 7.7% on June 30, 2023. Total letters of credit outstanding under the ABL Facility were $5.6 both at June 30, 2023 and at December 31, 2022. Accrued interest under the ABL Facility was $0.1 as of June 30, 2023.

We have funds available under the ABL Facility of $61.6 on the June 30, 2023 borrowing base certificate.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of June 30, 2023. The fair value of the ABL Facility approximates its carrying value as of June 30, 2023.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of June 30, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	June 30, 2023	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$219.5	$—	$219.5	$—
Total Senior Secured Notes	$219.5	$—	$219.5	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$213.5	$—	$213.5	$—
Total Senior Secured Notes	$213.5	$—	$213.5	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4, based on sales contracts and comparative price quotes, as of June 30, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	June 30, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three and six months ended June 30, 2023, there was no before-tax loss (gain) related to Assets Held for Sale. During the three and six months ended June 30, 2022, the before-tax loss (gain) related to Assets Held for Sale was both $(0.4).

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

During the three and six months ended June 30, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $— and $0.1, respectively.

During the three and six months ended June 30, 2022, the Company sold 889,271 and 1,584,648 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $4.7 and $8.4, respectively, and incurred legal and administrative fees of $0.1 and $0.1, respectively.

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

On May 10, 2023, the stockholders of KLXE approved the Second Amended and Restated KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of March 8, 2023) (the “Amended and Restated LTIP”), which, among other things, increased the total number of shares of Company Common Stock, par value $0.01 per share, for issuance by 1,200,000 shares, resulting in an increase of the total number of shares of our common stock reserved for issuance to 1,256,289, and extended the expiration date to March 8, 2033. A description of the Amended and Restated LTIP is included in the Company’s proxy statement, filed with the SEC on March 28, 2023.

Compensation cost recognized during the three and six months ended June 30, 2023 and June 30, 2022 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.8 and $0.8 for the three months ended June 30, 2023 and 2022, respectively, and $1.5 and $1.5 for the six months ended June 30, 2023 and 2022, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $5.0 at June 30, 2023 and $4.2 at December 31, 2022.
NOTE 9 - Income Taxes

Income tax benefit was $0.3 and $0.1 for the three and six months ended June 30, 2023, respectively, and was comprised primarily of state and local taxes, offset by a deferred tax benefit recognized from a reduction in the valuation allowance related to the Greene's acquisition. Comparatively, income tax expense was $0.2 and $0.3 for the three and six months ended June 30, 2022, respectively, and was comprised primarily of state and local taxes. The Company continues to have a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize any tax expense on its year-to-date income.

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

The following table presents revenues and operating income (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Revenues
Rocky Mountains	$66.4	$53.1	$134.3	$96.4
Southwest	86.3	60.0	159.7	111.9
Northeast/Mid-Con	81.3	71.3	179.6	128.4
Total revenues	234.0	184.4	473.6	336.7
Operating income (loss)
Rocky Mountains	11.9	4.0	21.7	3.2
Southwest	8.1	2.0	12.9	1.6
Northeast/Mid-Con	12.6	7.3	31.3	6.5
Corporate and other	(13.0)	(11.9)	(27.4)	(21.4)
Total operating income (loss)	19.6	1.4	38.5	(10.1)
Interest expense, net	8.5	8.7	17.8	17.0
Net income (loss) before income tax	$11.1	$(7.3)	$20.7	$(27.1)

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	June 30, 2023				June 30, 2022
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$6.1	$27.3	$24.4	$57.8	$6.7	$27.8	$17.5	$52.0
Completion	38.6	41.6	45.2	125.4	27.2	20.8	43.8	91.8
Production	15.3	8.6	4.7	28.6	11.9	6.0	4.1	22.0
Intervention	6.4	8.8	7.0	22.2	7.3	5.4	5.9	18.6
Total revenues	$66.4	$86.3	$81.3	$234.0	$53.1	$60.0	$71.3	$184.4

	Six Months Ended
	June 30, 2023				June 30, 2022
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$15.7	$53.4	$49.6	$118.7	$10.4	$51.4	$33.1	$94.9
Completion	76.0	72.9	106.5	255.4	52.7	38.3	77.7	168.7
Production	29.9	16.6	9.9	56.4	20.9	11.7	7.3	39.9
Intervention	12.7	16.8	13.6	43.1	12.4	10.5	10.3	33.2
Total revenues	$134.3	$159.7	$179.6	$473.6	$96.4	$111.9	$128.4	$336.7

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Rocky Mountains	$4.5	$1.7	$6.1	$3.3
Southwest	4.2	2.3	7.3	3.9
Northeast/Mid-Con	7.5	3.8	13.1	6.4
Corporate and other	—	—	—	—
Total capital expenditures	$16.2	$7.8	$26.5	$13.6

The following table presents total assets by segment:

	June 30, 2023	December 31, 2022
Rocky Mountains	$143.0	$133.0
Southwest	187.9	152.2
Northeast/Mid-Con	113.5	123.3
Total	444.4	408.5
Corporate and other	82.1	57.4
Total assets	$526.5	$465.9

NOTE 11 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended June 30, 2023 and 2022, 0.4 and 0.4 million shares of the Company’s Common Stock, respectively, and for the six months ended June 30, 2023 and 2022, 0.0 and 0.4 million shares of the Company’s Common Stock, respectively, were excluded from the determination of diluted net income (loss) per common share because their effect would have been anti-dilutive. The computations of basic and diluted net income (loss) per share for the three and six months ended June 30, 2023 and 2022 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2023	June 30, 2022	June 30, 2023	June 30, 2022
Net income (loss)	$11.4	$(7.5)	$20.8	$(27.4)
(Shares in millions)
Basic weighted average common shares	16.0	11.2	15.1	10.7
Effect of dilutive securities - dilutive securities	0.1	—	0.1	—
Diluted weighted average common shares	16.1	11.2	15.2	10.7

Basic net income (loss) per common share	$0.71	$(0.67)	$1.38	$(2.58)
Diluted net income (loss) per common share	$0.71	$(0.67)	$1.37	$(2.58)
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
•the inability to successfully consummate or integrate our acquisitions or inability to manage potential growth; and
•our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures.

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

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2023, as compared to our results of operations for the three and six months ended June 30, 2022. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), including $1.7 in cash, in an all-stock transaction. See Note 2 - Business Combinations.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 35 patents and 6 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

West Texas Intermediate (“WTI”) prices have decreased by 11.9% from January 1 to June 30, and commodity prices have retreated from the highest prices in 2022, although they are still at significantly higher levels than the lowest prices of the last three years. Subsequent to June 30, as of July 31, 2023, WTI price has increased by 15.8%. As an initial response to the rising oil prices in 2022 and as a response to the energy crisis resulting from the ongoing conflict in Ukraine, the United States has continued to increase drilling and completion activity levels, although the United States has moderated the pace of increase in the first half of 2023, following the decrease in prices noted above. As of June 30, 2023, U.S. rig count was 674, a decrease of 13.0% since December 31, 2022, according to a report from Baker Hughes.

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

There has been significant inflation across the cost of goods and services in 2023. During the quarter ended June 30, 2023, the Producer Price Index as measured by the Bureau of Labor Statistics decreased by 0.2%. In spite of this minimal decrease in the second quarter of 2023, we have continued to experience higher costs for goods used in providing services to our customers. In addition, we face increased competition for labor, as turnover in the industry is still fairly high. We are spending more to attract and retain employees in the field, especially as we plan for continued growth for the remainder of this fiscal year. At the same time, we have seen increased demand for our services, which has allowed us to implement price increases with our customers across all regions to offset these higher costs.

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

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across major basins, while preserving a solid balance sheet, maintaining sufficient operating liquidity and prudently managing our capital expenditures.

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

Results of Operations
Three Months Ended June 30, 2023 Compared to Three Months Ended June 30, 2022

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	June 30, 2023	June 30, 2022	% Change
Revenue:
Rocky Mountains	$66.4	$53.1	25.0%
Southwest	86.3	60.0	43.8%
Northeast/Mid-Con	81.3	71.3	14.0%
Total revenue	$234.0	$184.4	26.9%

For the quarter ended June 30, 2023, revenues were $234.0, an increase of $49.6, or 26.9%, as compared with the prior year period. The overall increase in revenues reflects the recovery in economic activity during the year, leading to increased demand for our services and a positive pricing environment. Increased weighted average price contributed to approximately 83% of the $49.6 increase, and increased weighted average volume contributed to the remaining approximately 17%. On a segment basis, Rocky Mountains segment revenue increased by $13.3 or 25.0%. Increased weighted average price contributed to approximately 80% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 20%. Southwest segment revenue increased by $26.3 or 43.8%. Increased weighted average price contributed to approximately 52% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 48%. Northeast/Mid-Con segment revenue increased by $10.0 or 14.0%. Increased weighted average price contributed to approximately 83% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 17%.

Cost of sales. For the quarter ended June 30, 2023, cost of sales were $173.3, or 74.1% of sales, as compared to the three months ended June 30, 2022 of $150.9, or 81.8% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the quarter. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues decreased, labor costs per employee increased by 12.3% as compared with the three months ended June 30, 2022. Repair & maintenance costs as a percentage of revenues decreased by 2.1% as compared to the three months ended June 30, 2022.

Selling, general and administrative expenses (“SG&A”). For the quarter ended June 30, 2023, SG&A expenses were $22.0, or 9.4% of revenues, as compared with $18.0, or 9.8% of revenues, in the prior year period. The increase in percentage of revenues and dollar amount is due to professional and administrative fees, increased headcount as well as other costs related to the Greene's acquisition along with general market inflation in the three months ended June 30, 2023 as compared to the three months ended June 30, 2022.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Three Months Ended
	June 30, 2023	June 30, 2022	% Change
Operating income (loss):
Rocky Mountains	$11.9	$4.0	197.5%
Southwest	8.1	2.0	305.0%
Northeast/Mid-Con	12.6	7.3	72.6%
Corporate and other	(13.0)	(11.9)	(9.2)%
Total operating income	$19.6	$1.4	1300.0%

For the quarter ended June 30, 2023, operating income was $19.6 compared to $1.4 in the prior year period, due to improvements in activity and pricing.

Each operating segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $11.9, Southwest segment operating income was $8.1, and Northeast/Mid-Con segment operating income was $12.6 for the three months ended June 30, 2023. The driving factor for the improvement in each case was higher pricing and activity during the period. Note that operating loss for Corporate and other increased due to non-recurring costs related to the Greene's acquisition.

Income tax (benefit) expense. For the quarter ended June 30, 2023, income tax benefit was $0.3, as compared to income tax expense of $0.2 in the prior year period, with the change primarily due to a deferred tax benefit recognized from the reduction in the valuation allowance, offset by an increase in state and local taxes. The Company did not recognize tax expense on its year-to-date income because it has a valuation allowance against its deferred tax balances.

Net income (loss). For the quarter ended June 30, 2023, net income was $11.4, as compared to net loss of $7.5 in the prior year period, increasing primarily as a result of improving operating income as discussed above.

Results of Operations
Six Months Ended June 30, 2023 Compared to Six Months Ended June 30, 2022

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Six Months Ended
	June 30, 2023	June 30, 2022	% Change
Revenue:
Rocky Mountains	$134.3	$96.4	39.3%
Southwest	159.7	111.9	42.7%
Northeast/Mid-Con	179.6	128.4	39.9%
Total revenue	$473.6	$336.7	40.7%

For the six months ended June 30, 2023, revenues were $473.6, an increase of $136.9, or 40.7%, as compared with the prior year period. The overall increase in revenues reflects the recovery in economic activity during the year, leading to increased demand for our services and a positive pricing environment. Increased weighted average price contributed to approximately 67% of the $136.9 increase, and increased weighted average volume contributed to the remaining approximately 33%. On a segment basis, Rocky Mountains segment revenue increased by $37.9 or 39.3%. Increased weighted average price contributed to approximately 70% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 30%. Southwest segment revenue increased by $47.8 or 42.7%. Increased weighted average price contributed to approximately 55% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 45%. Northeast/Mid-Con segment revenue increased by $51.2 or 39.9%. Increased weighted average price contributed to approximately 67% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 33%.

Cost of sales. For the six months ended June 30, 2023, cost of sales were $354.2, or 74.8% of sales, as compared to the six months ended June 30, 2022 of $285.9, or 84.9% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the period. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues decreased, labor costs per employee increased by 13.8% as compared with the six months ended June 30, 2022. Repair & maintenance costs as a percentage of revenues decreased by 5.9% as compared to the six months ended June 30, 2022.

Selling, general and administrative expenses (“SG&A”). For the six months ended June 30, 2023, SG&A expenses were $48.2, or 10.2% of revenues, as compared with $33.0, or 9.8% of revenues, in the prior year period. The increase in percentage of revenues and dollar amount is due to professional and administrative fees, increased headcount as well as other costs related to the Greene's acquisition along with general market inflation in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Six Months Ended
	June 30, 2023	June 30, 2022	% Change
Operating income (loss):
Rocky Mountains	$21.7	$3.2	578.1%
Southwest	12.9	1.6	706.3%
Northeast/Mid-Con	31.3	6.5	381.5%
Corporate and other	(27.4)	(21.4)	(28.0)%
Total operating income (loss)	$38.5	$(10.1)	481.2%

For the six months ended June 30, 2023, operating income was $38.5 compared to operating loss of $10.1 in the prior year period, due to improvements in activity and pricing.

Each operating segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $21.7, Southwest segment operating income was $12.9, and Northeast/Mid-Con segment operating income was $31.3 for the six months ended June 30, 2023. The driving factor for the improvement in each case was higher pricing and activity during the period. Note that operating loss for Corporate and other increased due to non-recurring costs related to the Greene's acquisition.

Income tax (benefit) expense. For the six months ended June 30, 2023, income tax benefit was $0.1, as compared to income tax expense of $0.3 in the prior year period, and was comprised primarily of a deferred tax benefit recognized from the reduction in the valuation allowance, offset by an increase in state and local taxes. The Company did not recognize tax expense on its year-to-date income because it has a valuation allowance against its deferred tax balances.

Net income (loss). For the six months ended June 30, 2023, net income was $20.8, as compared to net loss of $27.4 in the prior year period, increasing primarily as a result of improving operating income as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s asset-based revolving credit facility, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”) and cash flows from operations. At June 30, 2023, we had $82.1 of cash and cash equivalents and $61.6 available on the June 2023 ABL Facility Borrowing Base Certificate, which resulted in an available liquidity position of $143.7.

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest as well as leases for property and equipment and purchase obligations as part of normal operations. See below “— ABL Facility” and “— Senior Secured Notes” for information regarding scheduled maturities of our long-term debt. See “Note 8 - Leases” of Item 8 in our 2022 Annual Report on Form 10-K filed with the SEC on March 9, 2023 for information regarding scheduled maturities of our operating and financing leases.

We have taken several actions to continue to improve our liquidity position, including closing our Florida legacy headquarters and relocating all key functions to Houston, eliminating redundancies and duplicative functions throughout our operations following the merger with QES, issuing equity under our ATM Offering, executing debt for equity exchanges that have reduced our interest burden and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, despite ongoing volatility in commodity prices and increased inflation, continued higher oil prices over 2022 and 2023 relative to those over 2020 and 2021 have resulted in an increase in demand for our services and an improvement in our operating cash flows in the six months ended June 30, 2023 as compared to the six months ended June 30, 2022. We believe based on our current forecasts, our cash on hand, continued draws under the ABL Facility, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results continue to improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

We have substantial indebtedness. As of June 30, 2023, we had total outstanding long-term indebtedness of $283.8 under our ABL Facility and Senior Secured Notes as described in greater detail under “— ABL Facility” and “—Senior Secured Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources and related pricing for our services, increasing inflation and government efforts to reduce inflation, the willingness of capital providers to lend to our industry, and other financial and business factors, many of which are beyond our control.

Our ABL Facility matures on the ABL Maturity Date in 2025 (as defined below) and our Senior Secured Notes (as defined below) mature in 2025. Our ability to refinance or restructure our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations.

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

Subject to market conditions, our contractual restrictions and other factors, we have and may continue to explore various alternatives to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions or otherwise, which may include, among other things, a mix of refinancings, private or public equity or debt raises and rights offerings, retirement or repurchases of our outstanding Senior Secured Notes, debt-for-debt or debt-for-equity exchanges or conversions that if successful could result in the dilution of ownership by existing stockholders. Some of these alternatives may require the consent of current lenders, stockholders or noteholders and the amounts involved may be material.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and, prior to the effectiveness of the ABL Amendment (as defined below), was scheduled to mature in September 2024. Borrowings under the ABL Facility bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of June 30, 2023. The effective interest rate under the ABL Facility was approximately 7.7% on June 30, 2023.

On June 20, 2023, the Company entered into a Fourth Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extends the maturity date of the ABL Facility from September 15, 2024 to the earlier of (A) September 15, 2025 or (B) August 1, 2025, if the Company's Senior Secured Notes are still outstanding as of such date (the earlier of the foregoing item (A) or item (B), the “ABL Maturity Date”) and (ii) increases the revolving credit commitment from $100.0 to $120.0.

The ABL Facility includes a springing financial covenant which requires the Company’s FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the borrowing base. At all times during the six months ended June 30, 2023, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of June 30, 2023, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Secured Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of June 30, 2023 was $233.8. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1 and mature in 2025. Accrued interest related to the Senior Secured Notes was $4.5 as of June 30, 2023.

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

Capital Expenditures

Our capital expenditures were $26.5 during the six months ended June 30, 2023, compared to $13.6 in the six months ended June 30, 2022. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $45.0 and $55.0 in total capital expenditures for the year ending December 31, 2023, out of which $35.0 to $40.0 will be attributable to maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

During the three and six months ended June 30, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $— and $0.1, respectively

During the three and six months ended June 30, 2022, the Company sold 889,271 and 1,584,648 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $4.7 and $8.4, respectively, and incurred legal and administrative fees of $0.1 and $0.1, respectively.

Cash Flows

Our cash flows provided by operating activities for the six months ended June 30, 2023 were approximately $51.4 as compared to approximately $14.6 used in operating activities for the six months ended June 30, 2022. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At June 30, 2023, we had $82.1 of cash and cash equivalents. Cash on hand at June 30, 2023 increased by $24.7 for the six months then ended, as a result of $51.4 of cash flows provided by operating activities, $16.9 of cash flows used in investing activities and $9.8 of cash flows used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Six Months Ended
	June 30, 2023	June 30, 2022
Net cash flows provided by (used in) operating activities	$51.4	$(14.6)
Net cash flows used in investing activities	(16.9)	(7.1)
Net cash flows (used in) provided by financing activities	(9.8)	25.2
Net change in cash	24.7	3.5
Cash balance end of period	$82.1	$31.5

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $51.4 for the six months ended June 30, 2023, as compared to net cash used in operating activities of $14.6 for the six months ended June 30, 2022. The increase in operating cash flows was attributable to increased profitability and management of working capital.

Net cash used in investing activities

Net cash used in investing activities was $16.9 for the six months ended June 30, 2023, as compared to net cash used in investing activities of $7.1 for the six months ended June 30, 2022. The cash flows used in investing activities were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of trucks and other assets.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $9.8 for the six months ended June 30, 2023, compared to net cash provided by financing activities of $25.2 for the six months ended June 30, 2022. During the six months ended June 30, 2023, $6.4 was paid on finance lease obligations, $2.3 was paid on financed payables, $0.3 was paid for debt issuance costs, $0.1 was paid in legal and administrative fees related to our ATM Offering and $0.7 was paid for treasury shares in connection with the settlement of income tax and related benefit withholding obligations arising from vesting of restricted stock grants under the Company’s long-term incentive program.
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

In connection with the preparation of this Quarterly Report for the quarter ended June 30, 2023, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2023.

Changes in Internal Control over Financial Reporting

Except as described below, there have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report on Form 10-Q that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.

During the second quarter of 2023, the Company implemented a new enterprise resource planning (“ERP”) system. In connection with this ERP system, we have updated our internal controls over financial reporting to accommodate modifications to our business processes and accounting procedures. We are planning for this ERP system and the related internal controls over financial reporting to be subject to testing for effectiveness. We do not believe that the transition to this ERP system will have an adverse effect on our internal control over financial reporting.
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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended June 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2023 - April 30, 2023	347	$11.65	—	$48,859,603
May 1, 2023 - May 31, 2023	—	$—	—	$48,859,603
June 1, 2023 - June 30, 2023	—	$—	—	$48,859,603
Total	347		—
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

10.1¥
Fourth Amendment, dated as of June 20, 2023, to Credit Agreement, dated as of August 10, 2018, by and among KLX Energy Services Holdings, Inc., the Subsidiary Guarantors party thereto, the several Lenders and JPMorgan Chase Bank, N.A. as Administrative Agent and Collateral Agent (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.'s Current Report on Form 8-K, filed on June 20, 2023, File No. 001-38609).

10.2†
Second Amended and Restated KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of March 8, 2023) (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.'s Current Report on Form 8-K, filed on May 15, 2023, File No. 001-38609).

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
†    Management contract or compensatory plan or arrangement.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director

Date: August 10, 2023

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: August 10, 2023

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: August 10, 2023