Form 10-Q
period 2023-09-30
KLX Energy Services Holdings, Inc.
filed 2023-11-07
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2023

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

The registrant has one class of common stock, $0.01 par value, of which 16,407,432 shares were outstanding as of October 31, 2023.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$90.4	$57.4
Accounts receivable–trade, net of allowance of $6.1 and $5.7	155.7	154.3
Inventories, net	33.4	25.7
Prepaid expenses and other current assets	7.9	17.3
Total current assets	287.4	254.7
Property and equipment, net	201.7	168.1
Operating lease assets	28.6	37.4
Intangible assets, net	1.9	2.1
Other assets	4.7	3.6
Total assets	$524.3	$465.9
LIABILITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Accounts payable	$78.5	$84.2
Accrued interest	11.5	4.8
Accrued liabilities	33.1	41.0
Current portion of operating lease obligations	14.1	14.2
Current portion of finance lease obligations	15.7	10.2
Total current liabilities	152.9	154.4
Long-term debt	284.1	283.4
Long-term operating lease obligations	13.9	22.8
Long-term finance lease obligations	25.2	20.3
Other non-current liabilities	0.4	0.8
Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity (deficit):
Common stock, $0.01 par value; 110.0 authorized; 16.8 and 14.3 issued	0.1	0.1
Additional paid-in capital	553.2	517.3
Treasury stock, at cost, 0.4 shares and 0.4 shares	(5.3)	(4.6)
Accumulated deficit	(500.2)	(528.6)
Total stockholders’ equity (deficit)	47.8	(15.8)
Total liabilities and stockholders' equity	$524.3	$465.9

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$220.6	$221.6	$694.2	$558.3
Costs and expenses:
Cost of sales	166.2	168.8	520.4	454.7
Depreciation and amortization	18.9	14.2	53.0	41.9
Selling, general and administrative	18.6	18.0	66.8	51.0
Research and development costs	0.4	0.2	1.0	0.4
Bargain purchase gain	0.1	—	(1.9)	—
Operating income	16.4	20.4	54.9	10.3
Non-operating expense:
Interest income	(0.7)	—	(0.9)	—
Interest expense	9.2	9.0	27.2	26.0
Net income (loss) before income tax	7.9	11.4	28.6	(15.7)
Income tax expense	0.3	0.3	0.2	0.6
Net income (loss)	$7.6	$11.1	$28.4	$(16.3)

Net income (loss) per share-basic	$0.47	$0.96	$1.84	$(1.49)
Net income (loss) per share-diluted	$0.47	$0.96	$1.82	$(1.49)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity (Deficit)
Nine Months Ended September 30, 2023 and 2022
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's acquisition	2.4	—	34.0	—	—	34.0
Issuance of common stock, net of cost	0.1	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	9.4	9.4
Balance at March 31, 2023	16.8	0.1	551.9	(5.3)	(519.2)	27.5
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Net income	—	—	—	—	11.4	11.4
Balance at June 30, 2023	16.8	0.1	552.7	(5.3)	(507.8)	39.7
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Issuance of common stock, net of cost	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	—	7.6	7.6
Balance at September 30, 2023	$16.8	$0.1	$553.2	$(5.3)	$(500.2)	$47.8

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Deficit
	Shares	Amount
Balance at December 31, 2021	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Adjustment to beginning period Retained Earnings as a result of Topic 326 adoption	—	—	—	—	(0.2)	(0.2)
Restricted stock, net of forfeitures	0.2	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of common stock, net of cost	0.7	—	3.7	—	—	3.7
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at March 31, 2022	11.4	0.1	482.5	(4.6)	(545.4)	(67.4)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Issuance of common stock, net of cost	0.9	—	4.6	—	—	4.6
Net loss	—	—	—	—	(7.5)	(7.5)
Balance at June 30, 2022	12.3	0.1	487.9	(4.6)	(552.9)	(69.5)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Issuance of common stock, net of cost	0.3	—	1.6	—	—	1.6
Net income	—	—	—	—	11.1	11.1
Balance at September 30, 2022	12.6	$0.1	$490.2	$(4.6)	$(541.8)	$(56.1)
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2023	September 30, 2022
Cash flows from operating activities:
Net income (loss)	$28.4	$(16.3)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization	53.0	41.9
Non-cash compensation	2.3	2.2
Amortization of deferred financing fees	1.3	1.1
Provision for inventory reserve	0.2	2.4
Gain on disposal of property, equipment and other	(7.7)	(8.7)
Bargain purchase gain	(1.9)	—
Other	0.1	(0.2)
Changes in operating assets and liabilities:
Accounts receivable	15.2	(39.6)
Inventories	(8.0)	(6.0)
Prepaid expenses and other current and non-current assets	17.3	11.3
Accounts payable	(10.8)	7.4
Other current and non-current liabilities	(12.4)	8.4
Net cash flows provided by operating activities	77.0	3.9
Cash flows from investing activities:
Purchases of property and equipment	(44.3)	(26.1)
Proceeds from sale of property and equipment	13.3	11.8
Cash from acquisition	1.1	—
Net cash flows used in investing activities	(29.9)	(14.3)
Cash flows from financing activities:
Purchase of treasury stock	(0.7)	(0.3)
Borrowings on ABL Facility	—	20.0
Proceeds from stock issuance, net of costs	(0.4)	9.9
Payments on finance lease obligations	(10.0)	(5.5)
Payments of debt issuance costs	(0.5)	(0.3)
Proceeds from finance lease refinancing	—	1.4
Change in financed payables	(2.5)	(1.4)
Net cash flows (used in) provided by financing activities	(14.1)	23.8
Net change in cash and cash equivalents	33.0	13.4
Cash and cash equivalents, beginning of period	57.4	28.0
Cash and cash equivalents, end of period	$90.4	$41.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.6	$0.6
Interest	19.3	17.2
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$1.1	$—
Change in accrued capital expenditures	1.9	1.0
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Condensed Consolidated Financial Statements
(Unaudited – U.S. dollars in millions, except per share data)

NOTE 1 - Description of Business and Basis of Presentation

Description of Business

KLX Energy Services Holdings, Inc. (the “Company”, “KLXE”, “KLX Energy Services”, “we”, “us” or “our”) is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas exploration and production (“E&P”) companies operating in both conventional and unconventional plays in major active basins throughout the United States. The Company delivers mission critical oilfield services focused on drilling, completion, production and intervention activities for technically demanding wells in over 50 service and support facilities located throughout the United States.

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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction, including $1.7 in cash, which was subsequently adjusted to $1.1. Greene’s is a leading provider of wellhead protection, flowback and well testing services. The acquisition of Greene’s, which has been accretive to KLXE in 2023, augments the KLXE frac rental and flowback offerings, providing KLXE with a broader presence in the Permian and Eagle Ford basins. See Note 3 - Business Combinations.

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

NOTE 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Standard Updates

In July 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to SEC Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 EITF Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This ASU provides guidance for the valuation of spring-loaded stock-based compensation awards. We have adopted ASU 2023-03 effective immediately. The changes in the guidance are currently not applicable to our calculation of stock-based compensation awards, but we continue to evaluate and will comply with the updated guidance for any stock-based compensation awards, where it might be applicable.
NOTE 3 - Business Combinations

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s, in an all-stock transaction, including $1.7 in cash, which was subsequently adjusted to $1.1. The total consideration for the acquisition consisted of the issuance of approximately 2.4 million shares of KLXE common stock, par value $0.01 per share (the “Common Stock”), subject to customary post-closing adjustments, with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 and less acquired cash. Following the closing of the transaction, former shareholders of Greene’s held approximately 14.7% of the fully diluted Common Stock of the Company, as of March 8, 2023. As of the date of this filing, the integration is complete.

This transaction was accounted for as a purchase under the FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. This has been presented as a separate line item on the consolidated statements of operations for the three and nine months ended September 30, 2023.

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

Greene's
Cash(1)	$1.1
Accounts receivable-trade	17.1
Other current and non-current assets	0.2
Property and equipment	23.1
Accounts payable	(3.2)
Accrued liabilities	(1.2)
Other current and non-current liabilities	(1.2)
Bargain purchase(2)	(1.9)
Total purchase price(3)	$34.0
(1)Net of working capital adjustment of $0.6
(2)Net of deferred taxes
(3)The total consideration of the acquisition was approximately $34.0, which was comprised of 2.4 million shares of the Company's Common Stock.

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

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2022, revenues and net income (loss) for the three and nine months ended September 30, 2023 and 2022 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues	$220.6	$242.3	$706.5	$611.1
Net income (loss)	7.6	13.0	28.4	(11.6)

NOTE 4 - Inventories, Net

Inventories consisted of the following:

	September 30, 2023	December 31, 2022
Spare parts	$23.0	$17.9
Plugs	7.7	6.3
Consumables	4.5	3.2
Other	2.4	2.7
Subtotal	37.6	30.1
Less: Inventory reserve	(4.2)	(4.4)
Total inventories, net	$33.4	$25.7

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including fluid ends) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $4.2 and $4.4 as of September 30, 2023 and December 31, 2022, respectively.
NOTE 5 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			September 30, 2023	December 31, 2022
Land, buildings and improvements	1	—	40	$36.1	$33.1
Machinery	1	—	20	254.0	216.2
Equipment and furniture	1	—	15	212.1	194.5
ROU assets - finance leases	1	—	20	61.7	39.9
Total property and equipment				563.9	483.7
Less: Accumulated depreciation				(368.1)	(320.8)
Add: Construction in progress				5.9	5.2
Total property and equipment, net				$201.7	$168.1

Depreciation expense related to non-leased fixed assets was $14.8 and $12.2 for the three months ended September 30, 2023 and 2022, respectively, and $42.3 and $36.7 for the nine months ended September 30, 2023 and 2022, respectively. Finance lease amortization expense was $3.9 and $1.9 for the three months ended September 30, 2023 and 2022, respectively, and $10.4 and $5.0 for the nine months ended September 30, 2023 and 2022, respectively.

Assets Held for Sale

As of September 30, 2023, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.3. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of September 30, 2023 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 6 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	September 30, 2023	December 31, 2022
Senior Secured Notes	$237.3	$237.3
ABL Facility	50.0	50.0
Total principal outstanding	287.3	287.3
Less: Unamortized debt issuance costs	3.2	3.9
Total debt	$284.1	$283.4
As of September 30, 2023, long-term debt consisted of $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of September 30, 2023 was $234.1. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Senior Secured Notes was $11.4 as of September 30, 2023.

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

As of September 30, 2023, the Company had a $120.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018, as amended by the ABL Amendment and other amendments (the “ABL Facility”). The ABL Facility matures on the ABL Maturity Date in 2025.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

Borrowings outstanding under the ABL Facility were $50.0 as of September 30, 2023 and bear interest at a rate equal to SOFR plus the applicable margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 7.9% on September 30, 2023. Total letters of credit outstanding under the ABL Facility were $5.6 both at September 30, 2023 and at December 31, 2022. Accrued interest under the ABL Facility was $0.1 as of September 30, 2023.

We have funds available under the ABL Facility of $64.4 on the September 2023 borrowing base certificate.
NOTE 7 - Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of September 30, 2023. The fair value of the ABL Facility approximates its carrying value as of September 30, 2023.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of September 30, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	September 30, 2023	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$234.9	$—	$234.9	$—
Total Senior Secured Notes	$234.9	$—	$234.9	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$213.5	$—	$213.5	$—
Total Senior Secured Notes	$213.5	$—	$213.5	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 5 - Property and Equipment, Net based on sales contracts and comparative price quotes, as of September 30, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	September 30, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three and nine months ended September 30, 2023, the before-tax loss related to Assets Held for Sale was $0.1 and $0.1, respectively. During the three and nine months ended September 30, 2022, the before-tax loss (gain) related to Assets Held for Sale was $0.1 and $(0.3), respectively.

NOTE 8 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

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

NOTE 9 - Stockholders' Equity (Deficit)

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

The Company plans to use any net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three and nine months ended September 30, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.4, respectively.

During the three and nine months ended September 30, 2022, the Company sold 241,551 and 1,826,199 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $1.7 and $10.1, respectively, and incurred legal and administrative fees of $0.1 and $0.2, respectively.

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

Compensation cost recognized during the three and nine months ended September 30, 2023 and September 30, 2022 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.8 and $0.7 for the three months ended September 30, 2023 and 2022, respectively, and $2.3 and $2.2 for the nine months ended September 30, 2023 and 2022, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $4.2 at September 30, 2023 and $4.2 at December 31, 2022.
NOTE 10 - Income Taxes

Income tax expense was $0.3 and $0.2 for the three and nine months ended September 30, 2023, respectively, and was comprised primarily of state and local taxes, offset by a deferred tax benefit recognized from a reduction in the valuation allowance related to the Greene's acquisition. Comparatively, income tax expense was $0.3 and $0.6 for the three and nine months ended September 30, 2022, respectively, and was comprised primarily of state and local taxes. The Company was unable to recognize any federal tax expense on its year-to-date income primarily due to having a valuation allowance against its deferred tax balances.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 11 - Segment Reporting

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
The following table presents revenues and operating income (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Revenues
Rocky Mountains	$77.0	$66.5	$211.3	$162.9
Southwest	77.8	68.5	237.5	180.4
Northeast/Mid-Con	65.8	86.6	245.4	215.0
Total revenues	220.6	221.6	694.2	558.3
Operating income (loss)
Rocky Mountains	17.7	11.7	39.4	14.9
Southwest	4.8	5.2	17.7	6.8
Northeast/Mid-Con	5.2	17.2	36.5	23.7
Corporate and other	(11.3)	(13.7)	(38.7)	(35.1)
Total operating income	16.4	20.4	54.9	10.3
Interest income	(0.7)	—	(0.9)	—
Interest expense	9.2	9.0	27.2	26.0
Net income (loss) before income tax	$7.9	$11.4	$28.6	$(15.7)

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	September 30, 2023				September 30, 2022
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$8.5	$23.8	$21.0	$53.3	$7.3	$28.9	$20.8	$57.0
Completion	41.8	36.6	34.7	113.1	36.5	25.9	53.2	115.6
Production	19.6	9.0	4.5	33.1	15.2	7.4	4.7	27.3
Intervention	7.1	8.4	5.6	21.1	7.5	6.3	7.9	21.7
Total revenues	$77.0	$77.8	$65.8	$220.6	$66.5	$68.5	$86.6	$221.6

	Nine Months Ended
	September 30, 2023				September 30, 2022
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$24.2	$77.2	$70.6	$172.0	$17.7	$80.3	$53.9	$151.9
Completion	117.8	109.5	141.2	368.5	89.2	64.2	130.9	284.3
Production	49.5	25.6	14.4	89.5	36.1	19.1	12.0	67.2
Intervention	19.8	25.2	19.2	64.2	19.9	16.8	18.2	54.9
Total revenues	$211.3	$237.5	$245.4	$694.2	$162.9	$180.4	$215.0	$558.3

The following table presents capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Rocky Mountains	$5.8	$3.6	$11.9	$6.9
Southwest	4.6	3.6	11.9	7.5
Northeast/Mid-Con	7.0	5.3	20.1	11.7
Corporate and other	0.4	—	0.4	—
Total capital expenditures	$17.8	$12.5	$44.3	$26.1

The following table presents total assets by segment:

	September 30, 2023	December 31, 2022
Rocky Mountains	$141.0	$133.0
Southwest	188.9	152.2
Northeast/Mid-Con	104.0	123.3
Total	433.9	408.5
Corporate and other	90.4	57.4
Total assets	$524.3	$465.9

NOTE 12 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended September 30, 2023 and 2022, 0.0 and 0.5 million shares of the Company’s Common Stock, respectively, and for the nine months ended September 30, 2023 and 2022, 0.0 and 0.5 million shares of the Company’s Common Stock, respectively, were excluded from the determination of diluted net income (loss) per common share because their effect would have been anti-dilutive. The computations of basic and diluted net income (loss) per share for the three and nine months ended September 30, 2023 and 2022 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2023	September 30, 2022	September 30, 2023	September 30, 2022
Net income (loss)	$7.6	$11.1	$28.4	$(16.3)
(Shares in millions)
Basic weighted average common shares	16.0	11.5	15.4	11.0
Effect of dilutive securities - dilutive securities	0.1	—	0.2	—
Diluted weighted average common shares	16.1	11.5	15.6	11.0

Basic net income (loss) per common share	$0.47	$0.96	$1.84	$(1.49)
Diluted net income (loss) per common share	$0.47	$0.96	$1.82	$(1.49)
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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022 and in this Quarterly Report, including the following factors:

•general economic conditions, such as inflation and government efforts to reduce inflation, including increases in interest rates, or a recession;
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
•overall domestic and global political and economic conditions, including the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict, including the ongoing conflict in Ukraine and Israel;
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

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2023, as compared to our results of operations for the three and nine months ended September 30, 2022. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company History

KLX Energy Services was initially formed from the combination of several private oilfield service companies beginning in 2013, followed by its initial public offering in 2018, and ultimately by merging in July 2020 with its publicly traded peer Quintana Energy Services Inc. (“QES”). Today, KLXE is strategically positioned to serve a blue-chip customer base across the onshore oil and gas basins in the United States and continues to grow both organically and through acquisitions.

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction, including $1.7 in cash, which was subsequently adjusted to $1.1. As of the date of this filing, the integration is complete, and the Company fully implemented approximately $3.0 in annual cost synergies. See Note 3 - Business Combinations.

Looking ahead, the Company expects to continue to pursue opportunistic, strategic, accretive acquisitions that would be expected to further strengthen the Company’s competitive positioning and capital structure, drive efficiencies, accelerate growth and create long‑term stockholder value.

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

These expansive operating areas provide us with access to a number of nearby unconventional crude oil and natural gas basins, both with existing customers expanding their production footprint and third parties acquiring new acreage. Our proximity to existing and prospective customer activities allows us to anticipate and respond quickly to such customers’ needs and efficiently deploy our assets. We believe that our strategic geographic positioning will benefit us as activity increases in our core operating areas. Our broad geographic footprint provides us with exposure to the ongoing recovery in drilling, completion, production and intervention related service activity and will allow us to opportunistically pursue new business in basins with active drilling environments.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 36 patents and 9 pending patent applications, which we believe differentiate us from our regional competitors and allow us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Although West Texas Intermediate (“WTI”) average prices decreased by 11.2% during the first two quarters of 2023, WTI average prices increased by 11.8% during the third quarter and have remained elevated in response to current events such as supplier production cuts and the recent conflict in Israel. On the domestic production side, as an initial response to the rising oil prices in 2022 and as a response to the energy crisis resulting from the ongoing conflict in Ukraine, the United States has continued to increase drilling and completion activity levels, although the United States has moderated the pace of increase through 2023. As of September 30, 2023, U.S. rig count was 623, a decrease of 20.0% since December 31, 2022, according to a report from Baker Hughes.

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

There has been significant inflation across the cost of goods and services in 2023. During the quarter ended September 30, 2023, the Producer Price Index as measured by the Bureau of Labor Statistics increased by 1.8%, which is by far the highest quarterly increase in a year. Accordingly, we have continued to experience higher costs for goods used in providing services to our customers. In addition, we face increased competition for labor, as turnover in the industry is still fairly high. We are spending more to attract and retain employees in the field, especially as we plan for continued growth for the remainder of this fiscal year. At the same time, we have seen increased demand for our services, which has allowed us to implement price increases with our customers across all regions to offset these higher costs.

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

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. The required investment in our business includes both working capital (principally for accounts receivable, inventory and accounts payable growth tied to increasing activity and revenues) and capital expenditures for both maintenance of existing assets and ultimately growth when economic returns justify the spending. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the asset-light nature of some of our services, the lower average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets.

Results of Operations
Three Months Ended September 30, 2023 Compared to Three Months Ended September 30, 2022

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	September 30, 2023	September 30, 2022	% Change
Revenue:
Rocky Mountains	$77.0	$66.5	15.8%
Southwest	77.8	68.5	13.6%
Northeast/Mid-Con	65.8	86.6	(24.0)%
Total revenue	$220.6	$221.6	(0.5)%

For the quarter ended September 30, 2023, revenues were $220.6, a decrease of $(1.0), or (0.5)%, as compared with the prior year period. The slight decrease in revenues reflects a slowdown in activity in the Northeast/Mid-Con, offset by increases in the Rocky Mountains and Southwest segments. This decrease was driven entirely by a decrease in weighted average volume. On a segment basis, Rocky Mountains segment revenue increased by $10.5 or 15.8%, which was driven entirely by increased weighted average price. Southwest segment revenue increased by $9.3 or 13.6%, which was driven entirely by increased weighted average volume. Northeast/Mid-Con segment revenue decreased by $(20.8) or (24.0)%. Decreased weighted average price contributed to approximately 21% of the dollar decrease, and decreased weighted average volume contributed to the remaining approximately 79%.

Cost of sales. For the quarter ended September 30, 2023, cost of sales were $166.2, or 75.3% of sales, as compared to the three months ended September 30, 2022 of $168.8, or 76.2% of sales. Cost of sales as a percentage of revenues decreased due to both improvement in pricing and decreased cost of labor during the quarter. The two largest components of cost of sales are labor and repair and maintenance. As cost of sales as a percentage of revenues decreased, labor costs per employee decreased by 6.4% as compared with the three months ended September 30, 2022. Repair and maintenance costs as a percentage of revenues increased by 1.7% as compared to the three months ended September 30, 2022.

Selling, general and administrative expenses (“SG&A”). For the quarter ended September 30, 2023, SG&A expenses were $18.6, or 8.4% of revenues, as compared with $18.0, or 8.1% of revenues, in the prior year period. The increase in percentage of revenues and dollar amount is due to professional and administrative fees, increased headcount as well as other costs related to the Greene's acquisition along with general market inflation in the three months ended September 30, 2023 as compared to the three months ended September 30, 2022.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Three Months Ended
	September 30, 2023	September 30, 2022	% Change
Operating income (loss):
Rocky Mountains	$17.7	$11.7	51.3%
Southwest	4.8	5.2	(7.7)%
Northeast/Mid-Con	5.2	17.2	(69.8)%
Corporate and other	(11.3)	(13.7)	17.5%
Total operating income	$16.4	$20.4	(19.6)%

For the quarter ended September 30, 2023, operating income was $16.4 compared to $20.4 in the prior year period, due to improvements in activity and pricing.

The Rocky Mountains segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $17.7, Southwest segment operating income was $4.8, and Northeast/Mid-Con segment operating income was $5.2 for the three months ended September 30, 2023. The driving factor for the improvement in the Rocky Mountains was higher pricing and activity during the period. The driving factor for the lower operating income is higher costs in the Southwest and lower activity in the Northeast/Mid-Con. Note that operating loss for Corporate and other decreased due to higher efficiencies in the current year.

Income tax expense. For the quarter ended September 30, 2023, income tax expense was $0.3, as compared to income tax expense of $0.3 in the prior year period, and was comprised of state and local taxes. The Company did not recognize federal tax expense on its quarter-to-date income primarily due to the valuation allowance recorded against its deferred tax balances.

Net income. For the quarter ended September 30, 2023, net income was $7.6, as compared to net income of $11.1 in the prior year period, decreasing primarily as a result of lower operating income as discussed above.

Results of Operations
Nine Months Ended September 30, 2023 Compared to Nine Months Ended September 30, 2022

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Nine Months Ended
	September 30, 2023	September 30, 2022	% Change
Revenue:
Rocky Mountains	$211.3	$162.9	29.7%
Southwest	237.5	180.4	31.7%
Northeast/Mid-Con	245.4	215.0	14.1%
Total revenue	$694.2	$558.3	24.3%

For the nine months ended September 30, 2023, revenues were $694.2, an increase of $135.9, or 24.3%, as compared with the prior year period. The overall increase in revenues reflects the recovery in economic activity during the year, leading to increased demand for our services and a positive pricing environment. Increased weighted average price contributed to approximately 94% of the $135.9 increase, and increased weighted average volume contributed to the remaining approximately 6%. On a segment basis, Rocky Mountains segment revenue increased by $48.4 or 29.7%. Increased weighted average price contributed to approximately 80% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 20%. Southwest segment revenue increased by $57.1 or 31.7%. Increased weighted average price contributed to approximately 85% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 15%. Northeast/Mid-Con segment revenue increased by $30.4 or 14.1%. Increased weighted average price contributed to approximately 65% of the dollar increase, and increased weighted average volume contributed to the remaining approximately 35%.

Cost of sales. For the nine months ended September 30, 2023, cost of sales were $520.4, or 75.0% of sales, as compared to the nine months ended September 30, 2022 of $454.7, or 81.4% of sales. Cost of sales as a percentage of revenues decreased primarily due to improvement in pricing that outpaced the increasing cost of labor during the period. The two largest components of cost of sales are labor and repair and maintenance. Although cost of sales as a percentage of revenues decreased, labor costs per employee increased by 6.3% as compared with the nine months ended September 30, 2022. Repair and maintenance costs as a percentage of revenues decreased by 2.6% as compared to the nine months ended September 30, 2022.

Selling, general and administrative expenses (“SG&A”). For the nine months ended September 30, 2023, SG&A expenses were $66.8, or 9.6% of revenues, as compared with $51.0, or 9.1% of revenues, in the prior year period. The increase in percentage of revenues and dollar amount is due to professional and administrative fees, increased headcount as well as other costs related to the Greene's acquisition along with general market inflation in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Nine Months Ended
	September 30, 2023	September 30, 2022	% Change
Operating income (loss):
Rocky Mountains	$39.4	$14.9	164.4%
Southwest	17.7	6.8	160.3%
Northeast/Mid-Con	36.5	23.7	54.0%
Corporate and other	(38.7)	(35.1)	(10.3)%
Total operating income	$54.9	$10.3	433.0%

For the nine months ended September 30, 2023, operating income was $54.9 compared to operating income of $10.3 in the prior year period, due to improvements in activity and pricing.

Each operating segment's operating results improved significantly compared to the prior year period. Rocky Mountains segment operating income was $39.4, Southwest segment operating income was $17.7, and Northeast/Mid-Con segment operating income was $36.5 for the nine months ended September 30, 2023. The driving factor for the improvement in each case was higher pricing and activity during the period. Note that operating loss for Corporate and other increased due to non-recurring costs related to the Greene's acquisition.

Income tax expense. For the nine months ended September 30, 2023, income tax expense was $0.2, as compared to income tax expense of $0.6 in the prior year period, and was comprised of state and local taxes, offset by a deferred tax benefit recognized from the reduction in the valuation allowance. The Company did not recognize federal tax expense on its year-to-date income primarily due to the valuation allowance recorded against its deferred tax balances.

Net income (loss). For the nine months ended September 30, 2023, net income was $28.4, as compared to net loss of $16.3 in the prior year period, increasing primarily as a result of improving operating income as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s asset-based revolving credit facility, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”) and cash flows from operations. At September 30, 2023, we had $90.4 of cash and cash equivalents and $64.4 available on the September 2023 ABL Facility Borrowing Base Certificate, which resulted in liquidity of $154.8.

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

We have taken several actions to continue to improve our liquidity position. Despite ongoing volatility in commodity prices and increased inflation, continued higher oil prices over 2022 and 2023 relative to those over 2020 and 2021 have resulted in an increase in demand for our services and an improvement in our operating cash flows in the nine months ended September 30, 2023 as compared to the nine months ended September 30, 2022. We believe based on our current forecasts, our cash on hand, continued draws under the ABL Facility, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results continue to improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

As of September 30, 2023, we had total outstanding long-term indebtedness of $284.1 under our ABL Facility and Senior Secured Notes as described in greater detail under “— ABL Facility” and “—Senior Secured Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources and related pricing for our services, increasing inflation and government efforts to reduce inflation, the willingness of capital providers to lend to our industry, and other financial and business factors, many of which are beyond our control.

Our ABL Facility matures on the ABL Maturity Date (as defined below) in 2025 and our Senior Secured Notes (as defined below) mature in 2025. Our ability to refinance or restructure our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations.

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

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and, prior to the effectiveness of the ABL Amendment (as defined below), was scheduled to mature in September 2024. $50.0 was outstanding under the ABL Facility as of September 30, 2023. The effective interest rate under the ABL Facility was approximately 7.9% on September 30, 2023.

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

Senior Secured Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of September 30, 2023 was $234.1. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1 and mature in 2025. Accrued interest related to the Senior Secured Notes was $11.4 as of September 30, 2023.

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

Capital Expenditures

Our capital expenditures were $44.3 during the nine months ended September 30, 2023, compared to $26.1 in the nine months ended September 30, 2022. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $45.0 and $55.0 in total capital expenditures for the year ending December 31, 2023, out of which $35.0 to $45.0 will be attributable to maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

During the three and nine months ended September 30, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.4, respectively.

During the three and nine months ended September 30, 2022, the Company sold 241,551 and 1,826,199 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $1.7 and $10.1, respectively, and incurred legal and administrative fees of $0.1 and $0.2, respectively.

Cash Flows

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

The following table sets forth our cash flows for the periods presented below:

	Nine Months Ended
	September 30, 2023	September 30, 2022
Net cash flows provided by operating activities	$77.0	$3.9
Net cash flows used in investing activities	(29.9)	(14.3)
Net cash flows (used in) provided by financing activities	(14.1)	23.8
Net change in cash	33.0	13.4
Cash balance end of period	$90.4	$41.4

Net cash provided by operating activities

Net cash provided by operating activities was $77.0 for the nine months ended September 30, 2023, as compared to net cash provided by operating activities of $3.9 for the nine months ended September 30, 2022. The increase in operating cash flows was attributable to increased profitability and management of working capital.

Net cash used in investing activities

Net cash used in investing activities was $29.9 for the nine months ended September 30, 2023, as compared to net cash used in investing activities of $14.3 for the nine months ended September 30, 2022. The cash flows used in investing activities were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by proceeds from lost in hole and sales of real property, trucks and other assets.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $14.1 for the nine months ended September 30, 2023, compared to net cash provided by financing activities of $23.8 for the nine months ended September 30, 2022. During the nine months ended September 30, 2023, there were no additional borrowings under our ABL Facility and no sales under our ATM program.
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
•Operating income
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

In connection with the preparation of this Quarterly Report for the quarter ended September 30, 2023, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2023.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended September 30, 2023:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2023 - July 31, 2023	—	$—	—	$48,859,603
August 1, 2023 - August 31, 2023	—	$—	—	$48,859,603
September 1, 2023 - September 30, 2023	—	$—	—	$48,859,603
Total	—		—
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

4.1*
Fourth Supplemental Indenture, dated as of May 12, 2023, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent.

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

Date: November 7, 2023

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: November 7, 2023

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: November 7, 2023