Form 10-K
period 2023-12-31
KLX Energy Services Holdings, Inc.
filed 2024-03-08
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2023
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

Large accelerated filer	☐	Accelerated filer	☒
Non-accelerated filer	☐	Smaller reporting company	☒
		Emerging growth company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Act).    Yes ☐ No ☒

As of June 30, 2023, the aggregate market value of the registrant’s common stock held by non‑affiliates was approximately $134.1 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The registrant has one class of common stock, $0.01 par value, of which 16,722,318 shares were outstanding as of February 29, 2024.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on May 9, 2024, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2023, are incorporated by reference in Part III.

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

These forward‑looking statements are based on our current expectations and assumptions about future events and are based on currently available information as to the outcome and timing of future events. These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward‑looking statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the "SEC"), in particular those discussed under “Item 1A. Risk Factors,” as well as “Item 1. Business”, “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations” and elsewhere in this Annual Report, including the following factors:

•general economic conditions, such as inflation and government efforts to reduce inflation or a recession;
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
•limitations originating from our organizational documents, debt instruments and U.S. federal income tax obligations may impact our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock, par value $0.01 per share (“Common Stock”);
•our credit profile and our ability to renew or refinance our indebtedness;
•changes in supply, demand and costs of equipment;
•oilfield anti-indemnity provisions;
•seasonal and adverse weather conditions that can affect oil and natural gas operations;
•reliance on information technology ("IT") resources and the inability to implement new technology and services;
•the possibility of terrorist or cyberattacks and the consequences of any such events;
•increased labor costs or our ability to employ, or maintain the employment of, a sufficient number of key employees, technical personnel, and other skilled and qualified workers;

•the market environment and impacts resulting from a global pandemic, like the novel coronavirus ("COVID-19") pandemic, and subsequent variants;
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
•Our past acquisition activity and any future acquisitions may not be successful in delivering expected performance post-acquisition, which could have a material adverse effect on our business, financial condition and results of operations.
•Global pandemics have previously, may continue to, and may in the future adversely impact our business.
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
•Our operations rely on an extensive network of IT resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cybersecurity risks that could have a material adverse effect on our business, financial condition and results of operations.
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
•The federal Endangered Species Act (the "ESA") and comparable laws intended to protect certain species of wildlife govern our and our oil and natural gas exploration and production ("E&P") customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

PART I

ITEM 1.	BUSINESS

Company Overview

Except as otherwise indicated or unless the context otherwise requires, “KLX Energy Services,” “KLXE,” “Company,” “we,” “us” and “our” refer to KLX Energy Services Holdings, Inc. and its consolidated subsidiaries.

KLX Energy Services is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas E&P companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. KLXE was initially formed from the combination and integration of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. We were incorporated in Delaware on June 28, 2018, and on September 14, 2018, we completed our spin-off from KLX Inc. and became an independent, publicly traded company. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" for more details of our acquisitions since becoming a publicly traded company, including our 2020 acquisition of Quintana Energy Services Inc. (“QES,” and such acquisition the “QES Merger”) and our 2023 acquisition of Greene's Energy Group, LLC (“Greene's,” and such acquisition the “Greene's Acquisition”).

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

Industry Overview

Demand for our services and products is cyclical and substantially dependent upon activity levels in the oil and gas industry, particularly our customers’ willingness to spend capital on the exploration for and development of oil and natural gas. Activity levels are driven primarily by drilling rig counts, technological advances, well completions, workover activity, the geological characteristics of the producing wells and their effect on the services required to commence and maintain production levels and our customers’ capital and operating budgets. Our customers’ spending plans are generally based on their outlook for near-term and long-term commodity prices, which are affected by both domestic and global supply and demand factors. In particular, while U.S. natural gas prices are correlated with global oil price movements, they are also affected by local weather, transportation and consumption patterns. As a result, the demand for our services and products is highly sensitive to current and expected commodity prices.

The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Average oil prices and natural gas prices and activity subsequently decreased in 2023 compared to 2022, before stabilizing in late 2023. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. Global supply and demand factors will likely continue to result in commodity price volatility, similar to that experienced in 2023.

For more information, see “Risk Factors” in Item 1A of Part I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations – Recent Trends and Outlook” in Item 7 of Part II of this Annual Report.

Products and Services

The principal high value-added services and related tools and equipment we offer to support our customers throughout the lifecycle of the well include drilling, completions, production and well intervention services and products in each of our geographic reporting segments.

Drilling: We provide directional drilling and associated drilling support services, including accommodations packages, to E&P companies in many of the most active areas of onshore oil and natural gas developments in the United States, including all active U.S. oil and natural gas basins with level 1 facilities in Appalachian Mountain, Gulf Coast, Mid-Continent, West Texas and Rocky Mountain regions.

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

As of December 31, 2023, our market share of the U.S. onshore drilling market was 6.0%, as compared to 7.4% as of December 31, 2022, as measured by the number of rigs we have worked on during the year as a proportion of the total number of rigs published by Baker Hughes. We intend to continue to re-deploy additional directional drilling capacity into 2024, as market conditions warrant.

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

As of December 31, 2023, we had a fleet of 39 coiled tubing units, 23 of which are large diameter coiled tubing units, across our geographical regions. Over time, when the industry recovers, we anticipate that our investments in large diameter coil tubing spreads will allow us to increase our share of spend as the large diameter coil tubing pulls through asset light services such as thru-tubing and pressure control services, while leveraging our enhanced cost structure.

Last year we continued to optimize the quality and performance of our magnesium alloy based line of dissolvable hydraulic fracturing plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional hydraulic fracturing plug but without the need for bottom hole intervention for removal. Our latest generation dissolvable frac plug, the PhantM™, has been deployed successfully across major U.S. oil and natural gas basins in now more than 1,000 wells by more than 70 customers. Our PhantM™ plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 350 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

The Company has 68 wireline units in the fleet and 31, or 46%, are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with high quality pump down services. Four of the 31 plug-and-perf units are our new Whisper™ Series units. These specialized units are electric/battery-powered and support our and our customers' sustainability efforts by reducing carbon footprint and noise levels. Additionally, the significant fuel savings due to the units being electrically powered make these units more cost effective to operate. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers.

We offer a full line of valves and corresponding services to assist clients with their pressure control needs during hydraulic fracturing operations. These valves are assembled in predetermined configurations based on customer preference and installed on the wellhead to control flow and pressure during hydraulic fracturing operations. We own a large line of valves serving the North American onshore oil and gas market. We have enhanced our hydraulic fracturing valve fleet line through the internal development of next generation technology, including our proprietary, patent pending hydraulic fracturing relief valve (“FRV”). Introduced in 2016, the FRV was built and designed to replace older “pop-off” systems. When tied into a hydraulic fracturing core (pumps), the FRV gives customers a safer and more reliable method for relieving surface pressure in the event of an unforeseen overpressure event. By doing this, we believe we minimize operational risk, as well as greatly reduce health, safety and environmental concerns that are associated with hydraulic fracturing operations.

Additional technologies that we currently deploy on behalf of our customers include our (i) patented flotation collar, which assists customers in getting completion casing to the bottom of extended reach wells when friction prevents getting casing to depth, (ii) proprietary internal pressure actuated toe sleeve, which allows customers a consistent and reliable hydraulic fracturing initiation sleeve at the toe of the completion, (iii) composite hydraulic fracturing plug, a flow control device that is set in the wellbore at given intervals to divert fluid into the formation, and (iv) dissolvable plugs.

Production: We also provide services to enhance and maintain oil and gas production throughout the productive lives of our customers’ wells. Our production services include maintenance-related intervention services as well as the provision of specifically required products and equipment. As with our completion and intervention service offerings, we have developed a portfolio of proprietary tools that we believe differentiates our production solutions service offering. The principal services and equipment we provide across the production lifecycle of the well include (i) production blow out preventers, (ii) mechanical wireline services, (iii) hydro-testing, (iv) premium tubulars and (v) other specialized production tools.

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

We support our intervention group with a portfolio of tools consisting of patented and other proprietary technologies. Recent innovations currently deployed in the field include our: (i) DXD Venturi Tool; (ii) SpectrA PDC Bearing Section; (iii) Hydraulic By-Pass Tool; and (iv) Drill Mate (Mechanical By-Pass Valve). These tools were designed to improve upon conventional technology used by our competitors.

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

SpectrA PDC Bearing Section—The patented SpectrA PDC bearing pack is an extremely reliable and robust thru-tubing motor that deploys the industry’s only all PDC (Polycrystalline Diamond Compact) bearing design - meaning no ball bearings. The elegant design greatly reduces the operating cost of our thru-tubing motors and provides us with a significant differentiator in the thru-tubing space. Since being deployed, SpectrA PDC has proven to be one of the most robust bearing packs available on the market, and its most recent enhancement is able to accommodate increased full flow through the bit.

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

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to major, large independent and regional oil and natural gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 680 customers within North America. Revenues from our five largest customers collectively represented approximately 26% of our revenues for the year ended December 31, 2023. No single customer accounted for more than 10% of our revenues during the year.

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

Our major competitors include Schlumberger, Halliburton, Baker Hughes, Patterson-UTI Energy, Liberty Oilfield Services, RPC, ProPetro Holding Corp., Phoenix Technology Services, STEP Energy Services, Ranger Energy Services, Nine Energy Services, Scientific Drilling International and other private competitors.

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

Suppliers and Procurement

We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment and, as of December 31, 2023, no single supplier accounted for more than 5% of our total supply and procurement costs. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

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

•24 hours a day, seven days a week operations;
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

Comprehensive Environmental Response, Compensation, and Liability Act
CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. The EPA has the power to make additional substances subject to CERCLA and RCRA, including certain Per- and Polyfluorinated Substances (PFAS), and is considering doing so at this time, which could result in additional remediation costs at certain properties in the future and could impose additional costs on some of our customers. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Endangered Species Act and Migratory Bird Treaty Act

The ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (“FWS”) has the ability to designate additional species as protected by the ESA and alter the areas designated as habitat for such species. For example, FWS recently published a rule listing two distinct population segments of the Lesser Prairie Chicken under the ESA, a species found in some states where we operate. Further, in July 2023, FWS issued a notice of proposed rulemaking to list the Dunes Sagebrush Lizard as an endangered species under the ESA. The listing of the Dunes Sagebrush Lizard or designation of its habitat could impact the availability of frac sand used by our customers. Additionally, in April 2023, the FWS published a proposed rule to list the Greater Sage Grouse as threatened under the ESA. Both the Dunes Sagebrush Lizard and the Greater Sage Grouse can be found in some areas where we and our customers operate. Those final rules are expected to be published in mid-2024. While we cannot predict the outcome of these or any other future proposed or finalized listings, designation of previously unidentified endangered or threatened species, or other agency actions aimed at species conservation could indirectly cause us to incur additional costs, cause our or our oil and natural gas E&P customers' operations to become subject to operating restrictions or bans, result in new difficulties obtaining permits or other authorizations, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

Similar protections are offered to migratory birds under the Migratory Bird Treaty Act (“MBTA”). FWS has taken differing positions on the extent to which there is criminal liability under the MBTA for certain actions reacted to migratory birds, their nests, or their eggs. Some of our customers may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit our ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas or require the implementation of expensive mitigation measures, which could in turn adversely impact demand for our products and services.

National Environmental Policy Act

E&P activities on federal lands may be subject to review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. Approvals necessary for our customers to operate on federal or Tribal land are subject to NEPA. The NEPA review process has the potential to delay the permitting and subsequent development of oil and natural gas projects. NEPA requirements are subject to or influenced by regulations and guidance from the Council on Environmental Quality (“CEQ”), and the CEQ’s requirements and guidance for such reviews have altered several times during the past few years under different administrations, and are likely to continue to change. Most recently, in January 2023 the CEQ issued new guidance on consideration of greenhouse gas ("GHG") emissions and climate change in NEPA environmental reviews. The guidance followed the publication of a final rule in April 2022 revoking some modifications made to the regulations under the Trump Administration and reincorporating consideration of direct, indirect, and cumulative effects of major federal actions.

In July 2023, the CEQ announced another proposed rule that would revise the implementing regulations of the procedural provisions of NEPA and implements the amendments to NEPA included in the Fiscal Responsibility Act of 2023. The public comment period for the proposed rule closed in September 2023, and the final rule is expected in the second quarter of 2024. The CEQ’s guidance, effective upon publication, alongside the proposed and final rules, could result in additional challenges to NEPA reviews performed in connection with our customers’ operations, which in turn could result in further permitting and approval delays or determinations about the availability of federal land for oil and gas operations. While we cannot predict the outcome of this rulemaking, restrictions or delays on our customers’ operations could in turn adversely impact demand for our products and services.

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

Transportation Safety and Compliance

Operating a fleet of over 1,800 vehicles, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (the “DOT”) and analogous state agencies, which requires us to comply with a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for interstate travel, and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices (including for example, changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size) or by reducing the demand for common or contract carrier services or the cost of providing truckload services. Additional regulatory initiatives may be pursued relating to fuel quality, engine efficiency and GHG emissions, which could further increase our costs due to truck purchases and maintenance, impairment of equipment productivity, decreases in the residual value of vehicles, unpredictable fluctuations in fuel prices and increases in operating expenses. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads and our increased truck traffic could contribute to deteriorating road conditions in some areas. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations. Moreover, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or U.S. Army Corps of Engineers ("Corps") or an analogous state agency.

There continues to be uncertainty on the federal government's applicable jurisdictional reach under the CWA over “waters of the United States”, including wetlands, as the EPA and the Corps under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to define the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in January 2021 narrowing federal jurisdictional reach over waters of the United States, the EPA and Corps under President Biden issued a new rule in January 2023, the EPA and the Corps released a final revised definition of “waters of the United States” that again broadened federal jurisdiction over these waters. Judicial developments add further uncertainty as the Supreme Court invalidated certain parts of the January 2023 rule, resulting in a revised rule being issued in September 2023. Due to the injunction of the rule in certain states, the implementation of the September 2023 rule currently varies by state.

To the extent the scope of the Clean Water Act's jurisdiction continues to change and expand in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce our customers’ rate of production of oil and gas and reduce the demand for our products and services.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us or our customers to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone from 75 to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone and, on December 31, 2020, published notice of a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups challenged the December 2020 decision, and, in October 2021, the EPA announced it would reconsider the decision. A draft assessment released in April 2022 indicated a preliminary conclusion that the December 2020 decision would stand, but uncertainty remains until a final decision is released. On August 21, 2023, the EPA announced a new review of the ozone NAAQS to reflect updated ozone science in combination with the reconsideration of the December 2020 decision and expects to release its Integrated Review Plan in the fall of 2024. State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.

The U.S. Congress has not adopted comprehensive climate change legislation but did impose the first-ever fee on the emission of GHGs through a methane emissions charge. The Inflation Reduction Act of 2022 (“IRA”) amends the CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. While we will not be required to pay this fee, some of our customers may. The methane emissions charge, starting in calendar year 2024 at $900 per ton of methane, will increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. Calculation of the fee is based on certain thresholds established in the IRA. The IRA also requires the EPA to revise GHG reporting requirements for segments of the oil and gas sector, including portions of our customer base, by August 2024. The methane emissions charge and reporting revisions could increase our customers' operating or compliance costs and adversely affect their businesses, thereby reducing demand for our products and services. The IRA also instructs the EPA to revise GHG reporting requirements that apply to some of our customers’ operations. While we cannot predict the impact of any such revisions, if these revisions result in additional compliance costs for our customers, they could negatively impact the demand for our services.

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

In addition, President Biden has made combating climate change arising from GHG emissions a priority under this Administration and has issued, and may continue to issue, executive orders or other regulatory initiatives in pursuit of this regulatory agenda. At the federal level, the EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. EPA has also announced enforcement initiatives aimed at reducing GHG emissions from the oil and gas sector.

In December 2023, the EPA issued a final rule and establishing more stringent methane regulations for new, modified, and reconstructed facilities in the oil and gas sector, known as Quad Ob, as well as standards for existing sources for the first time ever, known as Quad Oc. While these regulations do not apply directly to our operations, they will apply to many of our customers. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources and may take up to an additional three years to implement requirements. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, limitations on flaring, and the establishment of a “super emitter” response program that allows third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. Once the EPA has made necessary determinations, compliance with the EPA’s new final rules would exempt an otherwise covered facility from the requirement to pay the methane fee imposed under the IRA, discussed above. Some states where we operate, such as New Mexico and Colorado, have also imposed new or more stringent methane emission regulations. The requirements of the EPA’s final methane rules and state methane emissions regulations could increase operating or compliance costs for our customers in these states and impact demand for our services.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden recommitted the United States to the Paris Agreement in January 2021 and announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Moreover, the international community gathered again in Glasgow in November 2021 at the 26th Conference of the Parties ("COP26"), during which multiple announcements (not having the effect of law) were made, including a call for parties to eliminate certain fossil fuel subsidies and pursue further action on non-CO2 GHGs. Relatedly, the United States and European Union jointly announced at COP26 the launch of a Global Methane Pledge, an initiative which over 100 counties joined, committing to a collective goal of reducing global methane emissions by at least 30 percent from 2020 levels by 2030, including "all feasible reductions" in the energy sector. At the 28th Conference of the Parties (“COP28”) hosted by the United Arab Emirates in December 2023, the parties signed onto an agreement to transition “away from fossil fuels in energy systems in a just, orderly, and equitable manner” and increase renewable energy capacity so as to achieve net zero by 2050, although no timeline for doing so was set. The impacts of these orders, pledges, agreements and any legislation or regulation promulgated to fulfill the United States' commitments under the Paris Agreement, COP26, COP28 or other international conventions cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States. President Biden has issued several executive orders calling for more expansive action to address climate change and suspend new oil and gas operations on federal lands and waters. The suspension of the federal leasing activities prompted legal action by several states against the Biden Administration, resulting in issuance of a nationwide preliminary injunction by a federal district judge in Louisiana in June 2021, effectively halting implementation of the leasing suspension. In November 2022 the federal Bureau of Land Management (“BLM”) proposed a rule that would limit flaring from well sites on federal and Tribal lands, as well as allow the delay or denial of permits if BLM finds that an operator’s methane waste minimization plan is insufficient. The final rule is expected in 2024. Other actions adversely affecting the oil and gas industry that may be pursued by the Biden Administration include limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, limiting hydraulic fracturing by banning new oil and gas permitting on federal lands and waters, potentially eliminating certain tax rules (referred to as subsidies) that benefit the oil and gas industry, and imposing restrictions on pipeline infrastructure.

Additionally, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. Both laws are vague and potentially broad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026. Currently, the ultimate impact of these laws on our business is uncertain—the Governor of California has directed further consideration of the implementation deadlines for each of the laws, and there is potential for legal challenges to be filed with respect to the scope of the law—but, absent clarification or revisions to the law, alongside the SEC proposed rule, finalization and implementation may result in additional costs to comply with these disclosure requirements for us or our customers, as well as increased costs of and restrictions on access to capital for us or our customers. Separately, these and other enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

Litigation risks are also increasing as a number of states, municipalities and other plaintiffs have sought to bring suit against the largest oil and natural gas E&P companies in state or federal court alleging, among other things, that such energy companies created public nuisances by producing fuels that contributed to global warming effects, such as rising sea levels, and therefore, are responsible for roadway and infrastructure damages as a result, or alleging that the companies have been aware of the adverse effects of climate change for some time but defrauded their investors by failing to adequately disclose those impacts.

Additionally, climate change and ESG policies may impact the Company or our customers’ access to capital. Certain shareholders and bondholders currently invested in fossil-fuel energy companies are concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practices that favor "clean" power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. At COP26, the Glasgow Financial Alliance for Net Zero ("GFANZ") announced that commitments from over 450 firms across 45 countries had resulted in over $130 trillion in capital committed to net zero goals. The various sub-alliances of GFANZ generally require participants to set short-term, sector-specific targets to transition their financing, investing, and/or underwriting activities to net zero emissions by 2050. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. In late 2020, the Federal Reserve announced that it had joined the Network for Greening the Financial System ("NGFS"), a consortium of financial regulators focused on addressing climate-related risks in the financial sector. In November 2021, the Federal Reserve issued a statement in support of the efforts of the NGFS to identify key issues and potential solutions for the climate-related challenges most relevant to central banks and supervisory authorities. More recently, in October 2023, the Federal Reserve, Office of the Comptroller of the Currency and the Federal Deposit Insurance Corp. released a finalized set of principles guiding financial institutions with $100 billion or more in assets on the management of physical and transition risks associated with climate change. While we cannot predict what additional policies may result from these announcements, a material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services.

The SEC has also proposed a rule that would require registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks; material climate-related impacts on strategy, outlook and business model; climate risk management; Scope 1 and 2 GHG emissions and Scope 3 GHG emissions under certain circumstances; and if the registrant has set them, climate-related targets and goals. The final rule is expected in 2024 and may be subject to legal challenge. For example, in March 2021, the SEC established the Climate and ESG Task Force in the Division of Enforcement to identify and address potential ESG-related misconduct, including greenwashing. Separately, the SEC has also announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer's existing climate disclosures were misleading or deficient. We cannot predict the impact that any rule, if finalized, would have on our operations. To the extent that requirements or enforcement initiatives impose significant additional costs on us or our customers, we could be negatively impacted by the SEC’s regulatory or enforcement actions.

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

Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as changes in weather patterns due to climate change, periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies.

Employees

As of December 31, 2023, we had approximately 1,919 employees. Approximately 89% of our employees are engaged in operations, quality and purchasing, 4% in sales and marketing and 7% in finance, human resources, IT, management and general administration. Our employees are not unionized, and we consider our employee relations to be good.

Available Information

Our filings with the SEC, including this Annual Report on Form 10-K, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website, https://www.klx.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained on the SEC’s website, www.sec.gov, which contains reports, proxy statements, information statements, and other information regarding SEC registrants, including KLX Energy Services Holdings, Inc.

In addition to the reports filed or furnished with the SEC and provided on our website, we publicly disclose material information from time to time in our press releases, at annual meetings of stockholders and in publicly accessible conferences and Investor presentations primarily through our Investor Relations pages (https://investor.klx.com).

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

Our revenues are generated primarily from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Average oil prices and natural gas prices and activity subsequently decreased in 2023 compared to 2022, before stabilizing in late 2023. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. However, an unexpected slowdown in economic activity may result in lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Additional factors over which we have no control that could affect our customers’ willingness to undertake drilling, completion, production, and intervention spending activities include:

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
•
the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the continuing conflicts in Ukraine and Israel;

•	worldwide political, military and economic conditions;

•	global or national health pandemics, epidemics or concerns, such as the COVID-19 pandemic, which reduced and may further reduce demand for oil and natural gas and related products due to reduced global or national economic activity;
•	actions of the Organization of the Petroleum Exporting Countries ("OPEC"), its members and other state-controlled oil companies relating to oil and natural gas price and production levels, including announcements of potential changes to such levels;
•	advances in exploration, development and production technologies or in technologies affecting energy consumption;
•	stockholder activism or activities by non-governmental organizations to restrict the exploration, development and production of oil and natural gas;
•	the potential acceleration of the energy transition and development of alternative fuels; and
•	the price and availability of alternative fuels and energy sources.

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

Historically, prices for oil and natural gas have been extremely volatile and are expected to continue to be volatile. During the past five years, WTI has ranged from a low of $(36.98) per barrel ("Bbl") in April 2020 to a high of $123.64 per Bbl in March 2022. As of December 31, 2023, WTI closed at $71.89 per Bbl, a 10.3% decrease compared to the closing price of WTI on December 31, 2022. On February 29, 2024, WTI closed at $79.22 per Bbl.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, price reductions or increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including initiatives introduced by the Biden Administration and resulting energy and environmental policies, war or other military conflict, including the continuing conflict between Russia and Ukraine, the impact of the COVID-19 pandemic, and conditions in the U.S. oil and gas industry and the resulting demand for domestic land oilfield services.

If the prices of oil and natural gas continue to be volatile or decline, our business, financial condition and results of operations may be materially and adversely affected.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

Although oil prices were higher in 2022 and 2023, compared to 2021, the industry still has not fully recovered, and is currently still at a lower rig count than before the COVID-19 pandemic. We cannot assure you these conditions will not continue to exist throughout 2024. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers. A prolonged period of economic slowdown and/or recession in the United States, particularly if coupled with a prolonged slowdown in the E&P industry, would materially and adversely impact our business, financial condition and results of operations.

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

The industry in which we operate has undergone and may continue to undergo consolidation.

Some of our largest customers have consolidated in recent years and are using their size and purchasing power to achieve economies of scale and pricing concessions. This consolidation may result in reduced capital spending by E&P customers or the acquisition of one or more of our other primary customers, which may lead to decreased demand for our products and services. If we cannot maintain sales levels for customers that have consolidated or replace such revenue with increased business activities from other customers, this consolidation activity could have a significant negative impact on our business, financial condition and results of operations. We are unable to predict what effect consolidations in our industry may have on prices, capital spending by customers, selling strategies, competitive position, ability to retain customers or ability to negotiate favorable agreements with customers.

The loss of one or more of our larger customers could have a material adverse effect on our business, financial condition and results of operations. In addition, if a significant customer experiences liquidity constraints or other financial difficulties, it may be unable to make required payments to us or may seek to renegotiate contracts, which could adversely affect our liquidity and profitability.

We may be adversely affected by the effects of inflation.

The U.S. inflation rate began increasing significantly in 2021 and has remained at an elevated level as of year-end 2023. Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has resulted in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates several times in 2022 and 2023 in an effort to curb inflationary pressure on the costs of goods and services across the United States, which could have the effects of raising the cost of capital and depressing economic growth, either of which or the combination thereof could hurt the financial and operating results of our business. In early 2024, the U.S. Federal Reserve indicated its intention to eventually lower benchmark interest rates. However, to the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass through the cost increases to our customers, would negatively impact our business, financial condition and results of operations.

We may be unable to maintain existing prices or implement price increases on our services.

Our ability to maintain our existing prices or to implement price increases depends on our customers’ ability and willingness to pay such prices. As a result, and given the volatility in the market, we may not be successful in maintaining our existing prices or, in the future, implementing price increases. We cannot predict the magnitude or duration of volatility in oil and gas prices and therefore on the prices we charge our customers. Any inability to maintain our pricing or to increase our pricing from reduced levels could have a material adverse effect on our business, financial condition and results of operations.

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

Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the year ended December 31, 2023, no single customer accounted for more than 10% of our revenues. Our top five customers for the year ended December 31, 2023 together accounted for approximately 26% of our revenues. A reduction in purchases of our products and services by, or the loss of, one of our larger customers for any reason, such as the current industry conditions and economic downturn, insolvency of a customer, decreased production, changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, or failure to adequately service our clients, could have a material adverse effect on our business, financial condition and results of operations.

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

Global pandemics have previously, may continue to, and may in the future adversely impact our business.

Global pandemics and the actions taken by third parties, including, but not limited to, governmental authorities, businesses, and consumers, in response to such pandemics, including the COVID-19 pandemic, have previously adversely impacted and may in the future adversely impact the global economy, resulting in significant volatility in the oil and gas industry. A continued, prolonged period or a renewed period of reduced demand for oil and other commodities and other adverse impacts from a pandemic may adversely affect our business, financial condition, cash flows, and results of operations. Further, to the extent COVID-19 or any other pandemic adversely affects our business or the global economic conditions more generally, it may also have the effect of heightening many of the other risks described in this report.

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

Weather has a significant impact on demand as consumption of energy is seasonal, and any variation from normal weather patterns, such as cooler or warmer summers and winters, can have a significant impact on demand. Adverse weather conditions, including rain, tropical storms, hurricanes, tornadoes and severe cold weather, have in the past and may in the future interrupt or curtail operations, our customers’ operations, cause supply disruptions and result in a loss of revenue and damage to our equipment and facilities, which may or may not be insured. Specifically, we typically have experienced a pause by our customers around the holiday season in the fourth quarter, which may be compounded as our customers exhaust their annual capital spending budgets towards year end. Additionally, our operations are directly affected by weather conditions, which can severely disrupt the normal operation of our business and adversely impact our financial condition and results of operations. During the winter months (first and fourth quarters) and periods of heavy snow, ice or rain, particularly in the northeastern U.S., Colorado, North Dakota and Wyoming, our customers may delay operations or we may not be able to operate or move our equipment between locations. Also, during the spring thaw, which normally starts in late March and continues through June, some areas impose transportation restrictions to prevent damage. In addition, throughout the year heavy rains adversely affect activity levels, as dirt access roads can become impassible in wet conditions and well locations become inaccessible. These locations and activities are susceptible to the physical effects of climate change, such as increased frequency or severity storm systems, hurricanes, droughts, floods, extreme winter weather, or geologic/geophysical conditions.

Risks Relating to Financial Considerations

We have operated at a loss, and there is no assurance of our profitability in the future.

We have experienced periods of low demand for our services and have incurred operating losses. Although there have been improvements in profitability, which have led to net income in the fiscal year ended December 31, 2023, we are still in an accumulated deficit position. We serve customers who are involved in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and has experienced significant downturns in recent years, which have significantly affected the performance of our business. Additional adverse developments affecting this industry could have a material adverse effect on our business, financial condition and results of operations. We may not be able to sufficiently reduce our costs or increase our revenues to achieve profitability and generate positive operating income. We may incur further operating losses and experience negative operating cash flow, which may be significant.

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

We intend to fund our future capital expenditures primarily with cash flows from operating activities and existing cash balances. To the extent our cash and cash flows from operating activities are not sufficient, we could borrow under our ABL Facility. Availability under the ABL Facility is determined primarily by a borrowing base formula calculated based on a percentage of our accounts receivable and inventory. As of December 31, 2023, availability under the ABL Facility was $41.9.

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

We have substantial indebtedness. As of December 31, 2023, we had total outstanding long-term indebtedness of $284.3 under our ABL Facility and Senior Notes as described in greater detail in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

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

Our ABL Facility matures in 2025 and we intend to work with our existing lenders or other sources of capital to seek to refinance the ABL Facility. If we are unable to refinance the ABL Facility as planned over the next twelve months and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the year ending December 31, 2024. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we have, and may in the future, access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. For example, during the year ended December 31, 2022, we entered into debt for equity exchange agreements (the

“Exchange Agreements”) with certain holders (the “Noteholders”) of our Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our Common Stock (the "Exchanges").

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

As of December 31, 2023, we had total outstanding long-term indebtedness of $284.3 under our ABL Facility and Senior Notes. Our leverage and the current and future restrictions contained in the agreements governing our indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

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

The indenture governing the Senior Notes contains customary affirmative and negative covenants restricting, among other things, the Company’s ability to incur indebtedness and liens, pay dividends or make other distributions, make certain other restricted payments or investments, sell assets, enter into restrictive agreements, enter into transactions with the Company’s affiliates, and merge or consolidate with other entities or sell substantially all of the Company’s assets. The indenture also contains customary events of default including, among other things, the failure to pay interest for 30 days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the Indenture subject to grace periods, cross-

acceleration to indebtedness with an aggregate principal amount in excess of $50.0, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy.

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
We often provide credit to our customers for our services and we are, therefore, subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful accounts, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our ABL Facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

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

Customer bankruptcies may also reduce our availability under our ABL Facility. Although we maintain reserves for potential customer credit losses, customer bankruptcies could result in unanticipated credit losses. As a result, if one or more of our customers enter bankruptcy proceedings, particularly our larger customers or those to whom we have greater credit exposure, it could have a material adverse impact on our liquidity, operating results and financial condition.

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

We do not have long-term contracts with third-party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, wireline perforating guns and charges and other tools and equipment used in our operations. If demand for goods and services exceeds supply, such as from disruptions to the supply chain or supplier bankruptcies, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the year ended December 31, 2023, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 25% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a disruption to the supply chain or upon a bankruptcy of one or more of these suppliers or upon a shortage in our industry. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

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

The energy services industry is subject to the introduction of new drilling, completion and well intervention techniques using new technologies, some of which may be subject to patent protection or costly to obtain. As our competitors and others use or develop new technologies in the future, we may be placed at a competitive disadvantage if we fail to keep pace with technological advancements within our industry. If we cannot obtain patents or other protections for the intellectual property rights in our technology, it may not be economical for us to continue to develop systems, services, and technologies to meet evolving industry requirements at prices acceptable to our customers. Furthermore, we may face competitive pressure to implement or acquire certain new technologies at a substantial cost. Some of our competitors are large national and multinational companies that may have greater financial, technical, manufacturing, marketing and personnel resources which may allow them to develop technological advantages and implement new systems, services and technologies before we can. These large national and multinational companies may also have a larger number of manufacturers for their products or ability to manufacture their own products. We may not be able to implement these new technologies on a timely basis or at an acceptable cost, and as our competitors and others use or develop new or comparable technologies in the future, we may lose market share or be placed at a competitive disadvantage. New technology could also make it easier for our oil and natural gas E&P customers to vertically integrate their operations, thereby reducing or eliminating their need for our services. Thus, limits on our ability to effectively use and implement new and emerging technologies may have a material adverse effect on our business, financial condition or results of operations.

We currently rely on a limited number of manufacturers for the production of the proprietary products used in the provision of our products and services. Termination of the manufacturing relationship with any of these manufacturers could affect our ability to provide such products and services to our customers. Although we believe other alternate sources of supply for our proprietary products exist, we would need to establish relationships with new manufacturers, which could potentially involve significant expense, delay or potential changes to certain product components. Any interruptions to the supply of any of our key products could have a material adverse effect on our financial condition, business, or results of operations.

Our success may be affected by our ability to use and protect our proprietary technology as well as our ability to enter into license agreements.

Our success may be affected by our development and implementation of new product designs and improvements and by our ability to protect, obtain and maintain intellectual property assets related to these developments. We rely on a combination of patents and trade secrets to protect our proprietary technology. We have received patents and have filed patent applications with respect to certain aspects of our technology in the U.S. and international jurisdictions. In addition to seeking patent protection, we also protect our proprietary technology with other protective measures, including through a combination of trade secrets and employee and third-party non-disclosure agreements. We cannot assure you that our competitors or other third parties will not infringe upon, misappropriate, violate or challenge our intellectual property rights in the future. Further, we cannot assure you that our intellectual property rights will deter or prevent competitors from creating similar products or services. Any failure to adequately protect or enforce our intellectual property rights could have a material adverse effect to our business, financial condition or results of operations.

Moreover, our rights in our confidential information, trade secrets and confidential know-how cannot prevent third parties from independently developing similar technologies. Publicly available information (e.g., information in issued patents, published patent applications and scientific literature) may be used by third parties to independently develop similar technology, and we cannot provide assurance that this independently developed technology will not be equivalent or superior to our proprietary technology. In addition, while we have patented some of our key technologies, we do not seek patent protection for all of our proprietary technology, even if such technology is patentable. The process of maintaining, monitoring and enforcing patent protection can be long and expensive. There is also no assurance that patents will be issued from our currently pending or future applications or that, if patents are issued, they will be of sufficient scope to provide meaningful protection or any commercial advantage to us. Further, with respect to exclusive third-party intellectual property arrangements, existing arrangements could be terminated and future arrangements may not be available on commercially acceptable terms, if at all, which could result in a material adverse effect on our financial condition, business or results of operations.

We may be adversely affected by disputes regarding intellectual property rights and the value of our intellectual property rights is uncertain.

We may become involved in claims, litigation or dispute resolution proceedings from time to time to maintain, protect or enforce our intellectual property rights against potential third-party infringers, which could be costly and time-consuming. Moreover, in these dispute resolution proceedings, a defendant or opposing third party may assert claims, defenses, counterclaims and countersuits that attack the validity or enforceability of our intellectual property rights, and/or allege that that our business, services, or products infringe, impair, misappropriate, dilute or otherwise violate their intellectual property rights. We may not prevail in any such dispute resolution proceedings, and our intellectual property rights may be found invalid or unenforceable, or our products and services may be found to infringe, impair, misappropriate, dilute or otherwise violate the intellectual property rights of others. The results or costs of any such dispute resolution proceedings may have an adverse effect on our business, financial condition or results of operations. Any dispute resolution proceeding concerning intellectual property could be protracted and costly, is inherently unpredictable and could have an adverse effect on our business, financial condition or results of operations, regardless of its outcome.

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

Our operations rely on an extensive network of IT resources and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cybersecurity risks that could have a material adverse effect on our business, financial condition and results of operations.

IT plays a crucial role in all of our operations. To remain competitive, our hardware, software and related services must properly and efficiently interact with our suppliers’ and customers' products, services and technology, record and process our financial transactions accurately, and obtain accurate and timely data and information to enable our analysis of trends and plans and the execution of our strategies. At the same time, cyber incidents have increased in frequency and severity. A cyber incident could be caused by malicious insiders or third parties using sophisticated, targeted methods to circumvent firewalls, encryption, and other cybersecurity defenses, including hacking, fraud, trickery, or other forms of deception. Emerging artificial intelligence technologies may improve or expand the capabilities of malicious third parties in a way we cannot predict at this time, including being used to develop new hacking tools, exploit vulnerabilities, obscure malicious activities and increase the difficulty detecting threats. The U.S. government has issued public warnings that indicate that energy assets might be specific targets of cybersecurity threats. Our IT systems, and networks, and those of our vendors, suppliers and other business partners, are subject to possible breaches and other threats that could cause us harm. The increase in companies and individuals working remotely has increased the risk of cyberattacks and potential cybersecurity incidents, both deliberate attacks and unintentional events. Despite our security measures, our IT systems may become the target of cyberattacks or security breaches (including employee error, malfeasance or other breaches), which could result in the theft or loss of sensitive data, misappropriation of assets, disruption of transactions and reporting functions, our ability to protect confidential information and our financial reporting.

Moreover, we may not be able to anticipate, detect or prevent cyberattacks or security breaches, particularly because the methodologies used by attackers change frequently or may not be recognized until such attack is underway, and because attackers are increasingly using technologies specifically designed to circumvent cybersecurity measures and avoid detection. In addition, as technologies evolve, and cyberattacks become increasingly sophisticated, we may incur significant costs to modify, upgrade or enhance our security measures to protect against such cyberattacks and we may face difficulties in fully anticipating or implementing adequate security measures or mitigating potential harm. To date, we have not experienced any material losses relating to cyberattacks; however, there can be no assurance that we will not suffer such losses in the future. If our IT systems for protecting against cybersecurity risks are inadequate, we could be adversely affected by, among other things, loss or damage of intellectual property, proprietary information, or customer data; interruption of business operations; reputational harm; or additional costs to prevent, respond to, or mitigate cybersecurity attacks.

We are subject to various laws related to cybersecurity requirements, which are continuing to develop and evolve at a rapid pace. We may not be able to monitor and react to all legal developments in a timely manner. As legislation continues to develop and cyber incidents continue to evolve, we will likely be required to expend additional resources to continue to modify or enhance our protective measures, or to investigate and remediate any vulnerability to cyber incidents in order to comply with such laws. Likewise, our business involves the collection, use, and processing of personal data of our employees, contractors, suppliers, and service providers, and such collection, use and processing is subject to a changing landscape of data privacy laws, rules and regulations. These data privacy laws are not uniform and as the privacy legal landscape continues to develop, we will likely be required to expend significant resources to continue to modify or enhance our compliance measures to comply with such laws, rules and regulations. Any failure or perceived failure by us or our third-party service providers to comply with such data privacy laws, rules and regulations, or any security compromise that results in the unauthorized access, improper disclosure, or misappropriation of personal data or other customer data, could result in significant liabilities, negative publicity or reputational harm. Our systems and insurance coverage for cyber incidents, including deliberate attacks, may not be sufficient to cover all of the losses we may experience as a result of such cyberattacks. These risks could have a material adverse effect on our business, financial condition, reputation or results of operations. See “Item 1C. Cybersecurity” for additional information on our cybersecurity risk management, strategy and governance.

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

We do not directly engage in hydraulic fracturing but provide products and services in support of our customers’ fracturing activities. The practice is controversial in certain parts of the country and there remains increased scrutiny and government regulation of the hydraulic fracturing process. Additionally, with concerns about seismic activity resulting from injection of produced wastewaters into underground disposal wells, certain regulators have and could continue to impose additional requirements related to seismic safety. Our customers’ inability to locate or contractually acquire and sustain the receipt of sufficient amounts of water could also adversely impact their operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on these hydraulic fracturing, seismicity and water availability matters. One or more of these developments could decrease completion of our customers’ oil and gas wells, increase our and our customers’ compliance costs and reduce demand for our products and services, which could have a material adverse effect on our business, results of operations, and financial condition.

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

Increasing attention to ESG matters may impact our business.

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to fossil-fuel energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on climate change and ESG matters that may pose a risk to our business, such as regulatory actions taken by the Biden Administration and the proposed SEC rule relating to climate disclosures.

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

The ESA and comparable laws intended to protect certain species of wildlife govern our and our oil and natural gas E&P customers’ operations, which constraints could have an adverse impact on our ability to expand some of our existing operations or limit our customers’ ability to develop new oil and natural gas wells.

The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under MBTA. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the impact of wildlife laws. Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas, require the implementation of expensive mitigation measures, or limit the availability of frac sand. Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA and designate areas as critical habitat, which listings and designations could cause our customers to incur additional costs, become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

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

We may sell shares of Common Stock in the future. We may also issue additional shares of Common Stock, including as employee compensation or as consideration in one or more acquisitions or other business combination transactions. As of December 31, 2023, we had outstanding approximately 16.0 million shares of our Common Stock. We also have registered 2,477,051 shares of Common Stock reserved for issuance under our Long-Term Incentive Plan ("LTIP"). Of those shares initially registered and reserved for issuance, as of December 31, 2023, approximately 1,296,553 restricted shares of Common Stock were granted in connection with equity awards to management, directors and employees and approximately 1,180,498 shares remain available for future issuance. An amendment to the LTIP was approved by stockholders on May 10, 2023 to, among other things, increase the total number of shares of Common Stock for issuance by 1,200,000 shares, resulting in an increase of the total number of shares of our Common Stock reserved for issuance to 1,256,289, and extend the expiration date to March 8, 2033.

During the year ended December 31, 2022, we entered into the Exchange Agreements with the Noteholders of our Senior Notes. Pursuant to the Exchange Agreements, the noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our Common Stock through the Exchanges.
Subject to the satisfaction of vesting conditions and the requirements of Rule 144, the registered restricted shares of our Common Stock will be available for resale immediately in the public market without restriction. With respect to shares of restricted stock granted to certain members of our management, we have filed a resale prospectus in order to allow such members of our management to freely resell their restricted stock once it has vested. In addition, (i) certain former members of our management are entitled to registration rights with respect to their shares of restricted stock, and (ii) certain former QES stockholders are entitled to registration rights with respect to the shares of Common Stock they received in the QES Merger.

On March 8, 2023, we entered into a Registration Rights and Lock-Up Agreement with Greene’s Holding Corporation in connection with the Greene’s Acquisition. Following their receipt of Common Stock as consideration in the Greene’s Acquisition, subject to release from the associated lock-up provisions and the filing of a resale registration statement or satisfaction of the requirements of Rule 144, the seller may seek to sell the Common Stock delivered to them. These sales (or the perception that these sales may occur), coupled with the increase in the outstanding number of shares of Common Stock, may affect the market for, and the market price of, our Common Stock in an adverse manner.

On June 14, 2021, we entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, we may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt for equity exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). During the three and twelve months ended December 31, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.5, respectively.

Any Common Stock offered and sold in the ATM Offering will be issued pursuant to our shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

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

We do not currently intend to pay dividends. Our dividend policy will be established by our board of directors (the “Board” or “Board of Directors”) based on our financial condition, results of operations and capital requirements, as well as applicable law, regulatory constraints, industry practice and other business considerations that our Board considers relevant. In addition, the terms of the agreements governing our debt limit, and the terms of the agreements governing any future debt may limit or prohibit, the payments of dividends. We cannot assure you that we will pay dividends in the future or continue to pay any dividends if we do commence the payment of dividends.

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

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None.

ITEM 1C.	CYBERSECURITY

Risk Management and Strategy

IT plays a crucial role in all of our operations. To remain competitive, our hardware, software and related services must properly and efficiently interact with our suppliers’ and customers' products, services and technology, record and process our financial transactions accurately, and obtain accurate and timely data and information to enable our analysis of trends and plans and the execution of our strategies. Accordingly, KLX maintains a cybersecurity risk program led by our internal IT department and strategic vendors designed to identify, assess, manage, mitigate, and respond to cybersecurity threats. These processes are integrated into the Company’s overall enterprise risk assessment. Our cybersecurity risk program references industry-standard frameworks and incorporates policies and practices designed to protect the privacy and security of our sensitive information.

We perform technical assessments with feedback incorporated into our systems and procedures through continual upgrades intended to further improve our cybersecurity posture.

We continue to evaluate internal systems, processes, and controls to identify potential cybersecurity vulnerabilities and mitigate potential loss from cyber-attacks. We have implemented a monitoring and detection system to help identify cybersecurity incidents. All incidents are escalated to our cybersecurity committee, which includes Vice President of IT, Chief Financial Officer, Chief Compliance Officer/General Counsel and other senior management. We also require our employees to receive annual cybersecurity awareness training. We perform cybersecurity tabletop exercises and implement post-incident “lessons learned” to enhance our response. We provide our system users with access consistent with the principle of least privilege, which requires that such users be given no more access than necessary to complete their job functions. We have also implemented a multi-factor authentication process for employees accessing company information.

We engage third-party service providers in connection with our cybersecurity risk program, including assessors, consultants, and auditors. We recognize that third-party service providers introduce cybersecurity risks. In an effort to mitigate these risks, we include security and privacy addendums to our contracts where applicable.

Impacts from Cybersecurity Threats

As of the date of this report, the Company and our service providers have been subject to certain cybersecurity incidents (including phishing attempts). We are not aware of any prior cybersecurity threats that have materially affected or are reasonably likely to materially affect the Company. However, we acknowledge that cybersecurity threats are continually evolving, and the possibility of future cybersecurity incidents remains. Despite the implementation of our cybersecurity processes, our security measures cannot guarantee that a significant cyberattack will not occur. A successful attack on our IT systems could have significant consequences to the business. See “Risk Factors” in Item 1A of Part I for additional information about the risks to our business associated with a breach or compromise to our IT systems.

Governance

Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to our audit committee oversight of cybersecurity and other information security risks. Our audit committee oversees management’s activities related to our cybersecurity risk program. Our cybersecurity committee, which includes Vice President of IT, Chief Financial Officer, Chief Compliance Officer/General Counsel and other senior management, reports to the audit committee on a quarterly basis regarding information security and cybersecurity matters, including cybersecurity risks, or as needed.

Our Vice President of IT leads our IT department, which is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our Vice President of IT reports to the Company’s Chief Financial Officer, including with respect to emerging cybersecurity incidents. To facilitate effective oversight, our Vice President of IT holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks. Our VP of IT has over thirty years of IT background in a variety of industries, with experience developing security frameworks, training on cyber security best practices, and emergency response and remediation.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters, which is located at 3040 Post Oak Boulevard, 15th Floor, Houston, Texas 77056. We currently own or lease over 50 service facilities, including the following material facilities:

	Leased or Owned	Expiration of Lease
Rocky Mountains
LaSalle, CO	Lease	11/1/2027
Mills, WY	Lease	10/31/2026
Nunn, CO	Lease	11/30/2027
Platteville, CO	Own	N/A
Williston, ND	Own	N/A
Southwest
Odessa, TX	Lease	6/30/2027
Odessa, TX	Lease	6/30/2028
Willis, TX	Own	N/A
Northeast/Mid-Con
Bossier City, LA	Lease	5/31/2024
Bridgeport, WV	Lease	8/31/2028
Oklahoma City, OK	Lease	6/30/2026
Union City, OK	Own	N/A

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

See Note 10. “Commitments, Contingencies and Off-Balance Sheet Arrangements” to our audited consolidated financial statements included in Item 8 in this Form 10-K.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.	MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our Common Stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “KLXE”.

On February 29, 2024, the last reported sale price of our Common Stock as reported by Nasdaq was $8.12 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 660 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

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

Recent Sales of Unregistered Equity Securities

None in the three months ended December 31, 2023.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended December 31, 2023:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2023 - October 31, 2023	0	$—	—	$48,859,603
November 1, 2023 - November 30, 2023	0	$—	—	$48,859,603
December 1, 2023 - December 31, 2023	0	$—	—	$48,859,603
Total	—		—
(1) The average price paid per share of Common Stock repurchased under the share repurchase program includes commissions paid to the brokers.
(2) In August 2019, our Board of Directors authorized a share repurchase program for the repurchase of outstanding shares of the Company’s Common Stock having an aggregate purchase price up to $50.0 million.

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

The following discussion and analysis addresses the results of our operations for the year ended December 31, 2023, as compared to the year ended December 31, 2022. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. The Company continued to selectively acquire regional and product line specific businesses through 2019 to expand our service capabilities and broaden our geographic presence. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. We acquired QES during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of asset-light oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

On July 26, 2020, the Company’s Board approved a 1-for-5 reverse stock split to stockholders that became effective at 12:01 a.m. on July 28, 2020. On July 28, 2020, we successfully completed the all-stock merger with QES.

The merger of KLXE and QES provided increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The QES Merger combined two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leveraged two of the largest fleets of coiled tubing and wireline assets, with KLXE becoming a leading provider of large diameter coiled tubing and wireline services and one of the largest independent providers of directional drilling to the U.S. market. After closing the QES Merger, the Company integrated personnel, facilities, processes and systems across all functional areas of the organization.

We focused on generating additional cost savings from the QES Merger and to date have realized such savings through eliminating KLXE's legacy corporate headquarters in Wellington, Florida, rationalizing associated corporate functions to Houston, and capturing operational synergies in the areas of personnel, facilities and rolling stock. The QES Merger also enhanced the Company’s ability to effect further industry consolidation. Looking ahead, the Company continues to pursue strategic, accretive consolidation opportunities that further strengthen the Company’s competitive positioning and capital structure and drive efficiencies, accelerate growth and create long‑term stockholder value.

Greene’s Acquisition

On March 8, 2023, the Company completed the acquisition of all of the equity interests of Greene’s, including $1.7 in cash remaining at Greene's, which was subsequently adjusted to $1.1 due to a $0.6 working capital adjustment. The acquisition was made pursuant to that certain purchase and sale agreement dated March 8, 2023, between the Company and Greene’s Holding Corporation (the “Purchase Agreement”). Greene's is a provider of wellhead protection, flowback and well testing services. The total consideration for the Greene’s

Acquisition under the Purchase Agreement consisted of the issuance of approximately 2.4 million shares of the Company's Common Stock, par value $0.01 per share, subject to customary post-closing adjustments, representing 14.7% of the fully diluted Common Stock of the Company with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash. As of the date of this filing, the integration is complete. See Note 3 - Business Combinations to our audited consolidated financial statements included in Item 8 in this Form 10-K.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house R&D organization and, in selected instances, by our technology partners to develop tools covered by 38 patents and 9 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the ongoing conflict in Ukraine, further impacting global oil supply. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia, followed by oil price decreases in the fourth quarter of 2023 due to a decrease in demand as the overall economy declined. Natural gas prices also declined in the fourth quarter of 2023. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. WTI's average daily price per barrel decreased by approximately $17.32, or 18.3%, to $77.58 per Bbl during the year ended December 31, 2023, compared to the average daily price per barrel of $94.90 during the year ended December 31, 2022. As of December 31, 2023, U.S. rig count stood at 622, a decrease of 20.2% since December 31, 2022.

Despite the decrease in commodity prices during the fiscal year ended December 31, 2023, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below).

Looking ahead to the year ending December 31, 2024, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2024, WTI prices have noted a slight increase of 10%, as demand for oil and gas products persists. Currently, global oil inventories supplied from OPEC and its allies (“OPEC+”) and other oil producing nations are expected to transition to inventory decreases throughout the majority of 2024 from inventory builds during the first half of 2023. This persisting demand and expectation of decreased inventory is balanced against weather-related challenges across the country as well as a cautious approach to drilling expansion, as evidenced by the U.S. rig count being flat through January 29, 2024.

Oil and natural gas prices could decrease or increase with any changes in demand due to, among other things, the ongoing conflict in Ukraine, the recent Israel-Hamas conflict, international sanctions, speculation as to future actions by OPEC+, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets or a prolonged recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across all of the active major basins, while preserving a solid balance sheet, maintaining sufficient operating liquidity and prudently managing our capital expenditures.

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

Results of Operations

Year Ended December 31, 2023 Compared to Year Ended December 31, 2022

Revenue. The following table provides revenues by segment and product line for the periods indicated:

	Year Ended
	December 31, 2023	December 31, 2022	% Change
Revenue:
Rocky Mountains	$271.3	$229.0	18.5%
Southwest	304.9	255.2	19.5%
Northeast/Mid-Con	312.2	297.4	5.0%
Total revenue	$888.4	$781.6	13.7%

	Year Ended
	December 31, 2023	December 31, 2022	% Change
Revenue:
Drilling	$220.2	$218.7	0.7%
Completion	468.5	393.3	19.1%
Production	117.8	94.2	25.1%
Intervention	81.9	75.4	8.6%
Total revenue	$888.4	$781.6	13.7%

For the year ended December 31, 2023, revenues of $888.4 increased by $106.8 or 13.7% as compared with the year ended December 31, 2022. The overall increase in revenues reflects increased demand for our services and a positive pricing environment in the first half of 2023, even as activity fell and then stabilized in the second half of the year. This increase was driven entirely by an increase in weighted average price. On a segment basis, Rocky Mountains segment revenue increased by $42.3 or 18.5%. Increased weighted average price contributed to approximately 83% of the dollar increase, and increased weighted average volume contributed to approximately 17%. Southwest segment revenue increased by $49.7 or 19.5%. This increase was driven by the Greene's Acquisition, offset by activity declines in the base business, as well as modestly improved pricing. Northeast/Mid-Con segment revenue increased by $14.8 or 5.0%. This increase was driven entirely by an increase in weighted average volume.

Cost of sales. For the year ended December 31, 2023, cost of sales was $672.5, or 75.7% of revenues, as compared to $621.3, or 79.5% of revenues, in the year ended December 31, 2022. The increase in dollar amount was primarily due to increased activity and to a lesser degree, increased pricing due to inflation. The decrease in cost of sales as a percentage of revenues was generally consistent across our segments and a result of better leverage of fixed costs due to increased activity. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues decreased, labor costs per employee increased by 1.7% as compared with the year ended December 31, 2022. Repair & maintenance costs as a percentage of revenues increased by 2.2% as compared to the year ended December 31, 2022.

Selling, general and administrative expenses ("SG&A"). SG&A expenses during the twelve months ended December 31, 2023, were $86.7, or 9.8% of revenues, as compared with $70.4, or 9.0% of revenues, in the year ended December 31, 2022. SG&A increased by $16.3 due to increased labor costs and professional fees. SG&A as a percentage of revenues increased primarily due to an increase in insurance costs along with certain costs related to the acquisition and integration of Greene's. R&D costs during the year ended December 31, 2023 were $1.4, as compared to $0.6 in the year ended December 31, 2022, reflecting our continued focus on maintaining an in-house R&D function while scaling costs to adjust to current levels of customer demand.

Operating income. The following is a summary of operating income (loss) by segment:

	Year Ended
	December 31, 2023	December 31, 2022	% Change
Operating income (loss):
Rocky Mountains	$46.1	$27.3	68.9%
Southwest	19.3	14.5	33.1%
Northeast/Mid-Con	40.6	39.1	3.8%
Corporate and other	(49.1)	(48.4)	(1.4)%
Total operating income	$56.9	$32.5	75.1%

For the year ended December 31, 2023, operating income was $56.9, as compared to operating income of $32.5 in the year ended December 31, 2022, largely driven by an improvement in revenues due to increased activity.

For the year ended December 31, 2023, each of our segments demonstrated improvement in operating income (loss) compared to the year ended December 31, 2022, driven by the increase in pricing and utilization outpacing increases in operating costs and labor in the year ended December 31, 2023. Rocky Mountains segment operating income improved by $18.8 or 68.9% from $27.3 in the year ended December 31, 2022 to $46.1 in the year ended December 31, 2023. Southwest segment operating income improved by $4.8 or 33.1% from $14.5 in the year ended December 31, 2022 to $19.3 in the year ended December 31, 2023. Northeast/Mid-Con segment operating income improved by $1.5 or 3.8% from $39.1 in the year ended December 31, 2022 to $40.6 in the year ended December 31, 2023. The 1.4% increase in operating loss in our Corporate and other segment in the year ended December 31, 2023 was primarily driven by higher professional service fees and incentive bonus costs.

Income tax expense. Income tax expense was $3.0 for the year ended December 31, 2023, and was comprised of federal, state and local taxes, as compared to income tax expense of $0.6 in the year ended December 31, 2022, which was comprised primarily of state and local taxes.

Net income (loss). Net income for the year ended December 31, 2023 was $19.2, as compared to net loss of $3.1 in the year ended December 31, 2022, primarily due to increased pricing and improved margins for our services.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s ABL Facility and cash flows from operations. At December 31, 2023, we had $112.5 of cash and cash equivalents and $41.9 available on the ABL Facility.

We have taken several actions to continue to improve our liquidity position, including efficiencies gained from the QES Merger, equity issuances under our ATM Offering program, debt for equity exchanges that have reduced interest burden and monetized non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, increasing oil prices have resulted in an increase in demand for our services and an improvement in our operating cash flow, which became positive in the third and fourth quarters of 2022. We believe based on our current forecasts, our cash on hand, the ABL Facility availability, together with our cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months.

We have substantial indebtedness. As of December 31, 2023, we had total outstanding long-term indebtedness of $284.3 under our ABL Facility and Senior Notes as described in greater detail under “—ABL Facility” and “—Senior Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

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

Our ABL Facility matures on the ABL Maturity Date (as defined below) and we intend to work with our existing lenders or other sources of capital to refinance the ABL Facility as well as our Senior Notes. If we are unable to refinance the ABL Facility as planned and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the year ending December 31, 2024. The delivery of an audit opinion with such a qualification would result in an event of default under our ABL Facility. If an event of default occurs, the lenders under the ABL Facility would be entitled to accelerate any outstanding indebtedness, terminate all undrawn commitments and enforce liens securing our obligations under the ABL Facility. Further, the acceleration of indebtedness under our ABL Facility could cause an event of default under our Senior Notes, entitling the requisite holders of the Senior Notes to accelerate our indebtedness in respect thereof and enforce liens securing our obligations under the Senior Notes. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

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

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature on the ABL Maturity Date in 2025. Borrowings under the ABL Facility bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of December 31, 2023. The effective interest rate under the ABL Facility was approximately 7.96% on December 31, 2023.

On June 20, 2023, the Company entered into a Fourth Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extended the maturity date of the ABL Facility from September 15, 2024 to the earlier of (A) September 15, 2025 or (B) August 1, 2025, if the Company's Senior Notes are still outstanding as of such date (the earlier of the foregoing item (A) or item (B), the “ABL Maturity Date”) and (ii) increased the revolving credit commitment from $100.0 to $120.0.

The ABL Facility includes a springing financial covenant which requires the Company’s fixed-charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20% of the borrowing base. At all times during the year ended December 31, 2023, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of December 31, 2023, the FCCR was above 1.0 to 1.0. The Company was in full compliance with its ABL Facility as of December 31, 2023.

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

Senior Notes

In conjunction with the acquisition of Motley Services, LLC (“Motley”) in 2018, we issued $250.0 principal amount of the Senior Notes offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Notes, total debt as of December 31, 2023 was $234.4. The Senior Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2023 was $4.5.

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

During the year ended December 31, 2022, we entered into the Exchange Agreements with the Noteholders of our Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our Common Stock through the Exchanges.

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

Capital Expenditures

Our capital expenditures were $57.1 during the year ended December 31, 2023, compared to $35.6 in the year ended December 31, 2022. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $50.0 and $60.0 in capital expenditures for the year ending December 31, 2024, out of which approximately 75% is earmarked for maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into the Equity Distribution Agreement with the Agent. Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent, in the ATM Offering, the Company’s Common Stock, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into the EDA Amendment. Among other things, the EDA Amendment allows for debt for equity exchanges in accordance with Section 3(a)(9) of the Securities Act.

Any Common Stock offered and sold in the ATM Offering will be issued pursuant to the Company’s Registration Statement, the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

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

During the three and twelve months ended December 31, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.5, respectively. During the three and twelve months ended December 31, 2022, the Company sold 976,808 and 2,803,007 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $15.0 and $25.1, respectively, and paid fees to the sales agent and other legal and accounting fees of $0.1 and $0.3, respectively, to establish the ATM Offering.

Cash Flows

At December 31, 2023, we had $112.5 of cash and cash equivalents. Cash on hand at December 31, 2023 increased by $55.1 during the year then ended, due to $115.6 of cash flows provided by operating activities, partially offset by $20.8 of cash flows used in financing activities and $39.7 of cash flows used in investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

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

The following table sets forth the reconciliation of current assets and current liabilities to net working capital:

	As of
	December 31, 2023	December 31, 2022
Current assets	$290.3	$254.7
Less: Cash	112.5	57.4
Net current assets	177.8	197.3
Current liabilities	164.1	154.4
Less: Accrued interest	4.6	4.8
Less: Operating lease obligations	6.9	14.2
Less: Finance lease obligations	22.0	10.2
Net current liabilities	130.6	125.2
Net Working Capital	$47.2	$72.1

Net working capital as of December 31, 2023 was $47.2, a decrease of $24.9 as compared to net working capital of $72.1 as of December 31, 2022. Net working capital is calculated as current assets, excluding cash, less current liabilities, excluding accrued interest, operating lease obligations and finance lease obligations. As of December 31, 2023, total current assets excluding cash decreased by $19.5 and total current liabilities excluding accrued interest, operating lease obligations and finance lease obligations increased by $5.4. The decrease in net current assets was primarily related to a decrease of $27.3 in accounts receivable-trade, net and an increase of $7.8 in inventory. The increase in total current liabilities was due to an increase of $3.7 in accounts payable and an increase of $1.7 in accrued liabilities.

The following table sets forth our cash flows for the periods presented below:

	Year Ended
	December 31, 2023	December 31, 2022
Net cash provided by operating activities	$115.6	$15.7
Net cash used in investing activities	(39.7)	(18.7)
Net cash (used in) provided by financing activities	(20.8)	32.4
Net change in cash	55.1	29.4
Cash balance end of period	$112.5	$57.4

Net cash provided by operating activities

Net cash provided by operating activities was $115.6 for the year ended December 31, 2023, as compared to net cash provided by operating activities of $15.7 for the year ended December 31, 2022. The increase in operating cash flows was primarily attributable to the increase in revenues across all operating segments and most service and related product lines driven by a broader recovery in industry activity.

Net cash used in investing activities

Net cash used in investing activities was $39.7 for the year ended December 31, 2023, as compared to net cash used in investing activities of $18.7 for the year ended December 31, 2022. The cash used in investing activities for the year ended December 31, 2023 was primarily driven by increased maintenance and growth capital spending to support our growing business operations.

Net cash (used in) provided by financing activities

Net cash used in financing activities was $20.8 for the year ended December 31, 2023, compared to net cash provided by financing activities of $32.4 for the year ended December 31, 2022. During the year ended December 31, 2023, there were no additional borrowings under our ABL Facility and no sales under our ATM Offering program.

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

Business Combinations

We completed our acquisition of Greene's on March 8, 2023. Greene's results of operations have been included in our financial results for the period subsequent to the acquisition date.

Under the ASC 805 acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on assumptions and methodologies determined by management. Real property was valued using a market approach. Personal property was valued using a combination of market approach and replacement cost approach. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain.

When determining the fair value of assets acquired, including real property and personal property, and liabilities assumed, we make significant estimates and assumptions. Our estimates of fair value are based upon assumptions believed to be reasonable, but which are inherently uncertain and unpredictable and, as a result, actual results may differ from estimates.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at December 31, 2023 and December 31, 2022 was $5.5 and $5.7, respectively.

Leases

The Company has elected the practical expedients for all asset classes to carry forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single component, and exclude leases with an initial term of less than twelve months in the lease assets and liabilities.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended December 31, 2023 and December 31, 2022, there were no impairments of long-lived assets.

Revenue Recognition

Revenue is recognized upon the customer obtaining control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of ASC Topic 606, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Service revenues are recorded over time throughout and for the duration of the service period pursuant to a MSA combined with a completed field ticket or a work order. Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon delivery in accordance with the terms of the field ticket or work order.

Recent Accounting Pronouncements

See Note 2 - Recent Accounting Pronouncements to our consolidated financial statements for a discussion of recently issued accounting pronouncements.

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

We believe Adjusted EBITDA is useful because it allows us to supplement the GAAP measures in order to more effectively evaluate our operating performance and compare the results of our operations from period to period without regard to our financing methods or capital structure. We exclude the items listed above in arriving at Adjusted EBITDA (Loss) because these amounts can vary substantially from company to company within our industry depending upon accounting methods, book values of assets, capital structures and the method by which the assets were acquired. Adjusted EBITDA should not be considered as an alternative to, or more meaningful than, net (loss) earnings as determined in accordance with GAAP, or as an indicator of our operating performance or liquidity. Certain items excluded from Adjusted EBITDA are significant components in understanding and assessing a company’s financial performance, such as a company’s cost of capital and tax structure, as well as the historic costs of depreciable assets, none of which are components of Adjusted EBITDA. Our computations of Adjusted EBITDA may not be comparable to other similarly titled measures of other companies.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by Item 305 of Regulation S-K.

Item 8.	FINANCIAL STATEMENTS

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2023 and 2022, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2023, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2023, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 8, 2024, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current-period audit of the financial statements that was communicated or required to be communicated to the audit committee and that (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Business combinations – Acquisition of Greene's Energy Group, LLC – Refer to Note 3 to the consolidated financial statements

Critical Audit Matter Description

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction. This transaction was accounted for as a purchase under FASB ASC Topic 805, Business Combinations (“ASC 805”). Under the acquisition method of accounting, the fair value of purchase consideration transferred is allocated to the tangible assets acquired, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned are based on assumptions and methodologies determined by management. Personal property was valued using a combination of market approach and replacement cost approach.

We identified the estimated fair value of personal property acquired in the Greene’s acquisition as a critical audit matter due to the assumptions and methodologies made by management in estimating the respective fair value.

Auditing management’s assumptions and methodologies required a high degree of auditor judgment and increased extent of effort, including the use of our fair value specialists, when performing audit procedures to evaluate the reasonableness of management’s selected valuation methodologies for the acquired personal property and the assumptions related to the value of the personal property acquired.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to the valuation of acquired personal property included the following, among others:

• We tested the effectiveness of controls over the valuation of the acquired personal property.

• With the assistance of internal fair value specialists, we:
o Evaluated the appropriateness of the market approach and replacement cost approach valuation methodologies used to value the acquired personal property.
o Evaluated the appropriateness of the valuation assumptions, including assumptions made about replacement cost and normal useful life, used to value the acquired personal property.
o Tested the mathematical accuracy of management’s calculations.

/s/ Deloitte & Touche LLP

Houston, Texas
March 8, 2024

We have served as the Company's auditor since 2018.

KLX Energy Services Holdings, Inc.
Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	As of December 31
	2023	2022
ASSETS
Current assets:
Cash and cash equivalents	$112.5	$57.4
Accounts receivable–trade, net of allowance of $5.5 and $5.7	127.0	154.3
Inventories, net	33.5	25.7
Prepaid expenses and other current assets	17.3	17.3
Total current assets	290.3	254.7
Property and equipment, net(1)	220.6	168.1
Operating lease assets	22.3	37.4
Intangible assets, net	1.8	2.1
Other assets	4.8	3.6
Total assets	$539.8	$465.9
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$87.9	$84.2
Accrued interest	4.6	4.8
Accrued liabilities	42.7	41.0
Current portion of operating lease liabilities	6.9	14.2
Current portion of finance lease liabilities	22.0	10.2
Total current liabilities	164.1	154.4
Long-term debt	284.3	283.4
Long-term operating lease liabilities	16.0	22.8
Long-term finance lease liabilities	36.2	20.3
Other non-current liabilities	0.4	0.8
Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Common Stock, $0.01 par value; 110.0 authorized; 16.9 and 14.3 issued	0.1	0.1
Additional paid-in capital	553.4	517.3
Treasury stock, at cost, 0.4 shares and 0.4 shares	(5.3)	(4.6)
Accumulated deficit	(509.4)	(528.6)
Total stockholders’ equity (deficit)	38.8	(15.8)
Total liabilities and stockholders' equity	$539.8	$465.9
(1) Includes right-of-use ("ROU") assets - finance leases. See Note 5 - Property and Equipment, Net and Note 8 - Leases.

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)

	Year Ended
	December 31, 2023	December 31, 2022
Revenues	$888.4	$781.6
Costs and expenses:
Cost of sales	672.5	621.3
Depreciation and amortization	72.8	56.8
Selling, general and administrative	86.7	70.4
Research and development costs	1.4	0.6
Bargain purchase gain	(1.9)	—
Operating income	56.9	32.5
Non-operating expense:
Interest income	(1.8)	—
Interest expense	36.5	35.0
Net income (loss) before income tax	22.2	(2.5)
Income tax expense	3.0	0.6
Net income (loss)	$19.2	$(3.1)

Net income (loss) per share-basic	$1.23	$(0.27)
Net income (loss) per share-diluted	$1.22	$(0.27)

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2023 and December 31, 2022
(In millions of U.S. dollars and shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2022	10.5	$0.1	$478.1	$(4.3)	$(525.3)	$(51.4)
Adjustment to beginning period retained earnings as a result of ASC 326 adoption	—	—	—	—	(0.2)	(0.2)
Restricted stock, net of forfeitures	0.2	—	3.0	—	—	3.0
Purchase of treasury stock	—	—	—	(0.3)	—	(0.3)
Issuance of Common Stock, net of cost	3.6	—	36.2	—	—	36.2
Net loss	—	—	—	—	(3.1)	(3.1)
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	0.2	—	2.6	—	—	2.6
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's Acquisition	2.4	—	34.0	—	—	34.0
Issuance of Common Stock, net of cost	—	—	(0.5)	—	—	(0.5)
Net income	—	—	—	—	19.2	19.2
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	Year Ended
	December 31, 2023	December 31, 2022
Cash flows from operating activities:
Net income (loss)	$19.2	$(3.1)
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization	72.8	56.8
Non-cash compensation	3.0	3.0
Amortization of deferred financing fees	1.8	1.6
Provision for inventory reserve	0.5	2.8
Gain on disposal of property, equipment and other	(10.0)	(13.2)
Bargain purchase gain	(1.9)	—
Other	(1.2)	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	44.0	(51.0)
Inventories	(9.0)	(6.2)
Prepaid expenses and other current and non-current assets	18.7	16.4
Accounts payable	(4.2)	11.7
Other current and non-current liabilities	(18.1)	(1.9)
Net cash flows provided by operating activities	115.6	15.7
Cash flows from investing activities:
Purchases of property and equipment	(57.1)	(35.6)
Proceeds from sale of property and equipment	16.3	16.9
Cash from acquisition	1.1	—
Net cash flows used in investing activities	(39.7)	(18.7)
Cash flows from financing activities:
Borrowings on ABL Facility	—	20.0
Proceeds from stock issuance, net of costs	(0.4)	24.8
Payments on finance lease obligations	(14.6)	(9.7)
Payments of debt issuance costs	(0.5)	(1.7)
Change in financed payables	(4.6)	(2.1)
Other	(0.7)	1.1
Net cash flows (used in) provided by financing activities	(20.8)	32.4
Net change in cash and cash equivalents	55.1	29.4
Cash and cash equivalents, beginning of period	57.4	28.0
Cash and cash equivalents, end of period	$112.5	$57.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.6	$0.6
Interest	35.0	33.7
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$1.4	$(0.2)
Change in accrued capital expenditures	4.8	0.4
Acquisition of Greene's Energy Group, LLC	(32.9)	—
Issuance of KLX stock for Acquisition of Greene's Energy Group, LLC	34.0	—
See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Notes to Consolidated Financial Statements
(U.S. dollars in millions, except per share amounts)

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

On July 28, 2020, KLX Energy Services, Krypton Intermediate, LLC, an indirect wholly owned subsidiary of KLXE, Krypton Merger Sub, Inc., an indirect wholly owned subsidiary of KLXE (“Merger Sub”), and Quintana Energy Services Inc. (“QES”) completed the previously announced acquisition of QES, by means of a merger of Merger Sub with and into QES, with QES surviving the merger as a subsidiary of KLXE (the “QES Merger”). On July 28, 2020, immediately prior to the consummation of the QES Merger, the Reverse Stock Split Amendment became effective and thereby effectuated the 1-for-5 Reverse Stock Split of the Company’s issued and outstanding Common Stock.

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

Revenue Recognition

Revenue is recognized upon the customer obtaining control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. To determine revenue recognition for arrangements within the scope of Accounting Standards Codification (“ASC”) Topic 606, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Service revenues are recorded over time throughout and for the duration of the service period pursuant to a master services agreement combined with a completed field ticket or a work order. Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon delivery in accordance with the terms of the field ticket or work order.

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

Accounts Receivable, Net

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2023 and December 31, 2022 was $5.5 and $5.7, respectively.
Activity in our allowance for doubtful accounts during the years ended December 31, 2023 and December 31, 2022 is set forth in the table below:

Allowance for doubtful accounts	Balance at beginning of period	ASC 326* Adjustment at adoption	Charged (credited) to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2023	$5.7	$—	$0.6	$(0.8)	$5.5
December 31, 2022	$6.4	$(0.1)	$0.2	$(0.8)	$5.7
* ASC Topic 326, Financial Instruments - Credit Losses.
(1) Accounts receivable balances written off during the period, net of recoveries.

Inventories

Inventories, made up primarily of dissolvable plugs, supplies, finished goods and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Reserves for excess and obsolete inventory were approximately $4.5 and $4.4 as of years ended December 31, 2023 and December 31, 2022, respectively.

Property and Equipment, Net

Property and equipment are stated at cost and depreciated generally under the straight-line method over their estimated useful lives of one to forty years (or the lesser of the term of the lease for leasehold improvements, as appropriate).

Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles—Goodwill and Other, indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized over their individual useful lives. As of December 31, 2023 and December 31, 2022, there were net intangible assets with definite lives of $1.8 and $2.1, respectively. As of December 31, 2023 and December 31, 2022, intangible assets had gross carrying amount of $5.9 and $5.9 and accumulated amortization of $4.1 and $3.8, respectively, with amortization expense for the years then ended of $0.3 and $0.3, respectively.

Leases

The Company has elected the practical expedients for all asset classes to carry forward the historical lease classifications and assessment of initial direct costs, account for lease and non-lease components as a single component, and exclude leases with an initial term of less than twelve months in the lease assets and liabilities.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended December 31, 2023 and December 31, 2022, there were no impairments of long-lived assets.

Debt Issuance Costs

The Company capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to the Company’s $100.0 senior secured asset-based lending facility (the “ABL Facility”) are presented net of amortization as a non-current asset. Debt issuance costs related to the Company’s $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Notes”) are presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $1.8 and $1.6 for the years ended December 31, 2023 and December 31, 2022, respectively.

Common Stock Equivalents

The Company has potential Common Stock equivalents related to its outstanding restricted stock awards and restricted stock units. These potential Common Stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti‑dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC 718, whereby share-based compensation cost is measured on the date of grant, based on the calculated fair value of the award and recognized as selling, general and administrative expenses in the consolidated statement of operations over the requisite service period. Compensation cost recognized during the years ended December 31, 2023 and December 31, 2022 primarily related to grants of restricted stock and restricted stock units granted or approved by the Board’s compensation committee (the “Compensation Committee”). See Note 12 - Stock-Based Compensation for additional information related to stock-based compensation.

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

Significant customers change from year to year depending on the level of E&P activity and the use of the Company’s services. During the years ended December 31, 2023 and December 31, 2022, no single customer accounted for more than 10% of the Company’s revenues.

NOTE 2 - Recent Accounting Pronouncements

In November 2023, the FASB issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). This ASU is intended to enhance reportable segment disclosures by adopting a number of provisions currently in Regulation S-X and Regulation S-K upon the provisions' removal from these regulations. The guidance is effective for the Company for the fiscal year beginning January 1, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU includes specific requirements for the rate reconciliation, income taxes paid and other tax-related disclosures. The guidance is effective for the Company for the fiscal year beginning January 1, 2025 and is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standard Updates

In July 2023, FASB issued ASU 2023-03, Presentation of Financial Statements (Topic 205), Income Statement—Reporting Comprehensive Income (Topic 220), Distinguishing Liabilities from Equity (Topic 480), Equity (Topic 505), and Compensation—Stock Compensation (Topic 718): Amendments to Securities and Exchange Commission (the “SEC”) Paragraphs Pursuant to SEC Staff Accounting Bulletin No. 120, SEC Staff Announcement at the March 24, 2022 Emerging Issues Task Force Meeting, and Staff Accounting Bulletin Topic 6.B, Accounting Series Release 280—General Revision of Regulation S-X: Income or Loss Applicable to Common Stock. This ASU provides guidance for the valuation of spring-loaded stock-based compensation awards. We have adopted ASU 2023-03 effective immediately. The changes in the guidance are currently not applicable to our calculation of stock-based compensation awards, but we continue to evaluate and will comply with the updated guidance for any stock-based compensation awards, where applicable.

NOTE 3 - Business Combinations

On March 8, 2023, KLXE acquired all of the equity interests of Greene's Energy Group, LLC (“Greene’s”), in an all-stock transaction (“Greene's Acquisition”), including $1.7 in cash, which was subsequently adjusted to $1.1 due to a $0.6 working capital adjustment. The total consideration for the acquisition consisted of the issuance of approximately 2.4 million shares of KLXE Common Stock, subject to customary post-closing adjustments, with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash. Following the closing of the transaction, former shareholders of Greene’s held approximately 14.7% of the fully diluted Common Stock of the Company, as of March 8, 2023. The integration was complete in the third quarter of 2023.

This transaction was accounted for as a purchase under FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying consolidated statements of operations from the respective date of acquisition.

Under the ASC 805 acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on assumptions and methodologies determined by management. Real property was valued using a market approach. Personal property was valued using a combination of market approach and replacement cost approach. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. This has been presented as a separate line item on the consolidated statements of operations for the year ended December 31, 2023.

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

Greene's
Cash	$1.1
Accounts receivable-trade	17.1
Other current and non-current assets	0.2
Property and equipment	23.1
Accounts payable	(3.2)
Accrued liabilities	(1.2)
Other current and non-current liabilities	(1.2)
Bargain purchase, net of deferred taxes	(1.9)
Total purchase price	$34.0

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

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2022, revenues and net income for the years ended December 31, 2023 and December 31, 2022 would have been as follows:

	Unaudited Pro Forma
	Year Ended
	December 31, 2023	December 31, 2022
Revenues	$900.7	$850.0
Net income	19.2	2.2

NOTE 4 - Inventories, net

Inventories consisted of the following:

	December 31, 2023	December 31, 2022
Spare parts	$21.9	$17.9
Plugs	8.3	6.3
Consumables	4.1	3.2
Other	3.7	2.7
Subtotal	38.0	30.1
Less: Inventory reserve	(4.5)	(4.4)
Total inventories, net	$33.5	$25.7

Inventories are made up primarily of spare parts, composite and dissolvable plugs, consumables (including thru tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $4.5 and $4.4 as of December 31, 2023 and December 31, 2022, respectively.

Activity in the reserve for inventory accounts during the years ended December 31, 2023 and December 31, 2022 is set forth in the table below:

Reserve for inventory	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2023	$4.4	$0.5	$(0.4)	$4.5
December 31, 2022	$2.7	$2.9	$(1.2)	$4.4
(1) Reserve for inventory balances written off during the period, net of recoveries.

NOTE 5 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			December 31, 2023	December 31, 2022
Land, buildings and improvements	1	—	40	$36.0	$33.1
Machinery	1	—	20	259.4	216.2
Equipment and furniture	1	—	15	215.2	194.5
ROU assets - finance leases	1	—	20	84.2	39.9
Total property and equipment				594.8	483.7
Less: Accumulated depreciation				(382.2)	(320.8)
Add: Construction in progress				8.0	5.2
Total property and equipment, net				$220.6	$168.1

Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation expense related to non-leased assets was $57.7 and $49.2 for the years ended December 31, 2023 and December 31, 2022, respectively. Finance lease amortization expense was $14.5 and $7.3 for the years ended December 31, 2023 and December 31, 2022.

Assets Held for Sale

As of December 31, 2023 and December 31, 2022, the Company’s consolidated balance sheet includes assets classified as held for sale of $2.3 and $4.9, respectively. As of December 31, 2023, the assets held for sale are reported within prepaid expenses and other current assets on the consolidated balance sheet and represent the value of one facility and select equipment. These assets are being actively marketed for sale as of December 31, 2023 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 6 - Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2023	December 31, 2022
Accrued salaries, vacation and related benefits	$17.6	$16.3
Accrued property taxes	2.4	2.3
Accrued taxes other than property	7.3	4.7
Accrued incentive compensation	8.3	12.2
Other accrued liabilities	7.1	5.5
Total accrued liabilities	$42.7	$41.0

NOTE 7 - Long-Term Debt

Outstanding long-term debt consisted of the following:

	December 31, 2023	December 31, 2022
Senior Notes	$237.3	$237.3
ABL Facility	50.0	50.0
Total principal outstanding	287.3	287.3
Less: Unamortized debt issuance costs	(3.0)	(3.9)
Total debt	$284.3	$283.4
As of December 31, 2023, long-term debt included $237.3 principal amount of the Senior Notes offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Notes, long-term debt related to the Senior Notes as of December 31, 2023 was $234.4. The Senior Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Interest expense related to the Senior Notes amounted to $27.3 and $28.6 for the years ended December 31, 2023 and December 31, 2022, respectively. Accrued interest related to the Senior Notes as of December 31, 2023 and December 31, 2022 was $4.5 and $4.6, respectively.
During the year ended December 31, 2022, we entered into debt for equity exchange agreements (the “Exchange Agreements”) with certain holders (the “Noteholders”) of our Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $12.8 in aggregate principal amount of the Company’s outstanding Senior Notes for an aggregate of 777,811 shares of our Common Stock (the “Exchanges”).
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

As of December 31, 2023, the Company also had a $120.0 ABL Facility pursuant to a senior secured credit agreement dated August 10, 2018. The ABL Facility became effective on September 14, 2018 and matures on the ABL Maturity Date (as defined below) in 2025. On October 22, 2018, the ABL Facility was amended primarily to permit the Company to issue the Senior Notes and acquire Motley and the definition of the required ratio (as defined in the ABL Facility) was also amended as a result of the Senior Notes issuance.

On June 20, 2023, the Company entered into a Fourth Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extended the maturity date of the ABL Facility from September 15, 2024 to the earlier of (A) September 15, 2025 or (B) August 1, 2025, if the Company's Senior Notes are still outstanding as of such date (the earlier of the foregoing item (A) or item (B), the “ABL Maturity Date”) and (ii) increased the revolving credit commitment from $100.0 to $120.0.

Unamortized deferred costs for the ABL Facility of $1.3 and $1.7 were recorded in other non-current assets as of December 31, 2023 and December 31, 2022, respectively.

Borrowings outstanding under the ABL Facility were $50.0 and $50.0 as of December 31, 2023 and December 31, 2022, respectively, and bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 7.96% on December 31, 2023. Interest expense amounted to $3.9 for the year ended December 31, 2023. Accrued interest under the ABL Facility was $0.0 as of December 31, 2023.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s fixed-charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20% of the borrowing base. At all times during the year ended December 31, 2023, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of December 31, 2023, the FCCR was above 1.0 to 1.0. The Company was in full compliance with its ABL Facility as of December 31, 2023.

We have funds available of $41.9 based on the December 2023 borrowing base certificate.

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the ABL Facility were $6.4 at December 31, 2023. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

Maturities of long-term debt are as follows:

Years ending December 31,	Amount
2024	$—
2025	287.3
2026	—
2027	—
2028	—
Thereafter	—
Total maturities of long-term debt	$287.3

NOTE 8 - Leases

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

ASU 2016-02, Leases Topic 842 (“ASC 842”), requires that a lessee use the rate implicit in the lease when measuring the lease liability and ROU asset, when available. Alternatively, the Company is permitted to use its incremental borrowing rate which is defined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Since the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate when measuring its leases. We estimate our incremental borrowing rate to discount the lease payments at the lease commencement date based on credit adjusted interest rates available to us over the lease term.

The Company does not have any material leases that have not yet commenced that would create significant rights and obligations, nor does it have any material leases with related parties. Additionally, the Company’s leases do not impose any restrictions or covenants on us. Short-term lease expense is not material for the Company.

The components of lease expense were as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Operating lease fixed cost	$16.9	$18.3
Finance lease fixed cost	14.5	7.3
Interest on finance lease liabilities	3.2	1.4
Lease variable cost	5.9	3.1
Total lease cost	$40.5	$30.1

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$16.4	$18.3
Operating cash flows for finance leases	3.2	1.4
Financing cash flows for finance leases	14.6	9.7

ROU assets obtained in exchange for lease obligations:
Operating leases	$7.2	$7.0
Finance leases	44.0	25.6

Supplemental balance sheet information related to leases was as follows:

	December 31, 2023	December 31, 2022
Operating Leases
Operating lease assets	$22.3	$37.4

Current portion of operating lease liabilities	$6.9	$14.2
Long-term operating lease liabilities	16.0	22.8
Total operating lease liabilities	$22.9	$37.0

Finance leases
Property and equipment, net	$59.9	$29.4
Total finance lease assets	$59.9	$29.4

Current portion of finance lease liabilities	$22.0	$10.2
Long-term finance lease liabilities	36.2	20.3
Total finance lease liabilities	$58.2	$30.5

Weighted Average Remaining Lease Term
Operating leases (in years)	3.6	3.0
Finance leases (in years)	2.7	3.1

Weighted Average Discount Rate
Operating leases	6.7%	5.6%
Finance leases	9.8%	8.3%

Maturities of lease liabilities were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2024	$8.2	$26.7
2025	6.8	23.6
2026	5.5	15.1
2027	3.8	0.7
2028	1.5	0.1
Thereafter	—	—
Total lease payments	25.8	66.2
Less: imputed interest	(2.9)	(8.0)
Total	$22.9	$58.2

As of December 29, 2023, the Company has entered into an agreement to modify the leases for its five coiled tubing units. As a result, these are now classified as finance leases on the balance sheet as of December 31, 2023. The lease cost up to December 29, 2023, is included in the operating lease cost disclosure in this footnote, and the lease cash flows up to December 29, 2023, are included in the operating cash flows for operating leases disclosure in this footnote.

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of December 31, 2023. The fair value of the ABL Facility approximates its carrying value as of December 31, 2023.

The following tables present the placement in the fair value hierarchy of the Senior Notes, based on market prices for publicly traded debt, as of December 31, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Senior Notes	$233.7	$—	$233.7	$—
Total Senior Notes	$233.7	$—	$233.7	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Senior Notes	$213.5	$—	$213.5	$—
Total Senior Notes	$213.5	$—	$213.5	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 5, based on sales contracts and comparative price quotes, as of December 31, 2023 and December 31, 2022:

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2022	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the years ended December 31, 2023 and December 31, 2022, the before-tax loss (gain) related to Assets Held for Sale was nil and $(0.3), respectively.

NOTE 10 - Commitments, Contingencies and Off-Balance Sheet Arrangements

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

NOTE 11 - Employee Retirement Plans

The Company sponsors a qualified, defined contribution savings and investment plan, covering substantially all employees. The KLX Energy Services Holdings, Inc. Retirement Plan (“401(k) Plan”) was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their annual compensation, limited to certain statutory maximum contributions. Participants would vest in discretionary matching contributions in an amount equal to 50% of the first 6% of an employee’s eligible compensation that is contributed to the 401(k) Plan based on a 3-year vesting schedule. Note that in the fourth quarter of 2022, the Company fully reinstated the previously suspended 401(k) Plan match at the rate of 50% of the first 6%. Total expense for the Plan was $3.5 and $2.7 for the years ended December 31, 2023 and December 31, 2022, respectively.

NOTE 12 - Stock-Based Compensation

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. On

November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt for equity exchanges in accordance with Section 3(a)(9) of the Securities Act.

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

During the three and twelve months ended December 31, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.5, respectively. During the three and twelve months ended December 31, 2022, the Company sold 976,808 and 2,803,007 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $15.0 and $25.1, respectively, and paid fees to the sales agent and other legal and accounting fees of $0.1 and $0.3, respectively, to establish the ATM Offering.

The Company has a Long-Term Incentive Plan (“LTIP”) under which the Compensation Committee has the authority to grant stock options, stock appreciation rights, restricted stock, restricted stock units or other forms of equity-based or equity-related awards. Compensation cost for the LTIP grants is generally recorded on a straight-line basis over the vesting term of the shares based on the grant date value using the closing trading price.

An amendment to the LTIP was approved by stockholders on May 10, 2023 to, among other things, increase the total number of shares of Common Stock for issuance by 1,200,000 shares, resulting in an increase of the total number of shares of our Common Stock reserved for issuance to 1,256,289, and extend the expiration date to March 8, 2033.

Stock-based compensation cost recognized during the years ended December 31, 2023 and December 31, 2022 related to grants of restricted stock granted by or approved by the Compensation Committee. Stock-based compensation was $3.0 and $3.0 for the years ended December 31, 2023 and December 31, 2022, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $4.2 at December 31, 2023 and $4.2 at December 31, 2022.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding.

	Year Ended
	December 31, 2023			December 31, 2022
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)
Outstanding, beginning of period	511	$11.86	2.00	540	$14.95	2.50
Shares granted	278	11.48		196	6.88
Shares vested	(233)	11.28		(217)	14.97
Shares forfeited	(6)	9.87		(8)	15.82
Outstanding, end of period	550	$11.81	1.2	511	$11.86	2.00
.
NOTE 13 - Income Taxes

Income tax expense consisted of the following:

	Year Ended
	December 31, 2023	December 31, 2022
Current:
Federal	$2.3	$—
State	1.3	0.6
Total current income tax expense	$3.6	$0.6
Deferred:
Federal	$(0.6)	$—
State	—	—
Total deferred income tax expense (benefit)	(0.6)	—
Total income tax expense	$3.0	$0.6

A reconciliation of income tax expense using the federal statutory income tax rate to the actual income tax consists of the following:

	Year Ended
	December 31, 2023	December 31, 2022
Income tax provision computed at the statutory federal rate	$4.6	$(0.5)
State income taxes, net of federal tax benefit	1.1	0.5
Change in valuation allowance	(6.4)	(5.1)
Adjustments to prior year tax accruals	2.2	—
Change in state tax rate	—	3.9
Non-taxable/non-deductible items	0.1	0.1
Stock based compensation	(0.1)	0.4
Non-deductible meals and entertainment	1.4	0.4
Officer compensation	0.6	0.9
Bargain purchase gain	(0.5)	—
Total income tax expense	$3.0	$0.6

Income tax expense was $3.0 for the year ended December 31, 2023, which reflects an effective tax rate of approximately 13.5%. For the fiscal year ended December 31, 2023, the Company recognized current federal tax expense on its year-to-date income of $0.3 and $1.1 of state income tax, primarily related to Texas franchise tax, less a deferred tax benefit of $(0.6), primarily due to the bargain purchase gain related to the Greene's Acquisition. In addition, the Company recognized $2.0 of federal tax expense and $0.2 of state income tax expense for the fiscal year ended December 31, 2022. The prior year income tax expense of $0.6, as reported, relates to the Texas franchise tax.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consisted of the following:

	Year Ended
	December 31, 2023	December 31, 2022
Deferred tax assets:
Intangible assets	$74.1	$90.6
Net operating loss carryforward	180.1	152.5
Operating lease liabilities	5.4	8.7
Other	7.0	7.3
Interest expense limitation	10.3	14.3
	276.9	273.4
Deferred tax liabilities:
Bargain purchase gain	—	(9.4)
Operating lease assets	(5.2)	(8.3)
Other	(1.1)	(0.7)
Depreciation	(16.4)	(5.1)
	(22.7)	(23.5)
Net deferred tax asset before valuation allowance	$254.2	$249.9
Valuation allowance	(254.1)	(249.8)
Net deferred tax asset	$0.1	$0.1

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss incurred over the three-year period ended December 31, 2023. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2023 and December 31, 2022, a valuation allowance of $254.1 and $249.8 has been recorded, respectively, to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods, such as a demonstrated operating profitability. The change in the valuation allowance from December 31, 2022 was a net increase of $4.3, which is comprised of a decrease due to current year operating profitability, offset by an increase to the net operating losses due to Section 382 limitations. The valuation allowance recorded is exclusive of the $0.1 relating to the Texas franchise tax, which the Company expects to fully realize.

Internal Revenue Code (“IRC”) Section 382 provides an annual limitation with respect to the ability of a corporation to utilize its net operating loss and other tax attributes, as well as certain built-in-losses, against future U.S. taxable income in the event of a change in ownership. The Company had an ownership change during 2020. As a result, the Company's pre-ownership change net operating loss carryforwards and recognized built-in-losses are subject to an annual limitation, which will significantly restrict its ability to use the net operating losses and recognized built-in-losses to offset taxable income in periods following the ownership change. The Company is limited to an approximate $0.5 annual limitation on its pre-change net operating loss carryforwards and recognized built-in-losses.

In addition, on July 28, 2020, the Company completed the all stock QES Merger, in which QES became a wholly owned subsidiary of the Company. The QES Merger resulted in an ownership change under IRC Section 382 of the historical QES net operating losses and other tax attributes. QES's pre-merger net operating losses and other tax attributes are subject to an annual limitation of $0.3.

The Company has U.S. federal net operating loss carryforwards of $780.0 and $666.4, for the fiscal years ended December 31, 2023 and December 31, 2022, respectively. Of these net operating losses, $656.3 is subject to an IRC Section 382 limitation, excluding $12.1 that will expire between 2029 and 2037 that the Company believes will not be utilized. The Company also has state net operating loss carryforwards of $291.7 for the fiscal year ended December 31, 2023, and $295.1 for the fiscal year ended December 31, 2022, which begin to expire for tax years ending in 2028. The Company's ability to utilize the state net operating loss carryforwards may be limited according to state law and conformity to the IRC Section 382 limitation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company had no unrecognized tax benefits for the years ended December 31, 2023 and December 31, 2022.

The Company is subject to taxation in the United States and various states. Tax years that remain subject to examinations by major tax jurisdictions are generally open for tax years beginning in 2020 and after.

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

The following table presents revenues and operating (loss) earnings by reportable segment:

	Year Ended
	December 31, 2023	December 31, 2022
Revenues
Rocky Mountains	$271.3	$229.0
Southwest	304.9	255.2
Northeast/Mid-Con	312.2	297.4
Total revenues	888.4	781.6
Operating income (loss)
Rocky Mountains	46.1	27.3
Southwest	19.3	14.5
Northeast/Mid-Con	40.6	39.1
Corporate and other	(49.1)	(48.4)
Total operating income (loss)	56.9	32.5
Interest income	(1.8)	—
Interest expense	36.5	35.0
Income (loss) before income tax	$22.2	$(2.5)

The following table presents revenues by service offering by reportable segment:

	Year Ended
	December 31, 2023				December 31, 2022
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$30.9	$100.1	$89.2	$220.2	$26.0	$115.1	$77.6	$218.7
Completion	149.9	138.9	179.7	468.5	125.7	88.6	179.0	393.3
Production	65.2	34.0	18.6	117.8	50.5	26.9	16.8	94.2
Intervention	25.3	31.9	24.7	81.9	26.8	24.6	24.0	75.4
Total revenues	$271.3	$304.9	$312.2	$888.4	$229.0	$255.2	$297.4	$781.6

The following table presents total assets by segment:

	December 31, 2023	December 31, 2022
Rocky Mountains	$135.8	$133.0
Southwest	174.3	152.2
Northeast/Mid-Con	117.2	123.3
Total	427.3	408.5
Corporate and other	112.5	57.4
Total assets	$539.8	$465.9

The following table presents capital expenditures by reportable segment:

	Year Ended
	December 31, 2023	December 31, 2022
Rocky Mountains	$14.1	$10.0
Southwest	16.4	10.4
Northeast/Mid-Con	25.7	15.2
Corporate and other	0.9	—
Total capital expenditures	$57.1	$35.6

NOTE 15 - Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed using the weighted average common shares outstanding during the period. Diluted net income (loss) per common share is computed by using the weighted average common shares outstanding, excluding unvested restricted shares when their inclusion would be anti-dilutive. For the years ended December 31, 2023 and December 31, 2022, we excluded 0.0 and 0.3 million shares of the Company’s Common Stock, respectively. The computations of basic and diluted net loss per share for the years ended December 31, 2023 and December 31, 2022 are as follows:

	Year Ended
	December 31, 2023	December 31, 2022
Net income (loss)	$19.2	$(3.1)
(Shares in millions)
Basic weighted average common shares	15.6	11.3
Effect of dilutive securities - dilutive securities	0.1	—
Diluted weighted average common shares	15.7	11.3

Basic net income (loss) per common share	$1.23	$(0.27)
Diluted net income (loss) per common share	$1.22	$(0.27)

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.	CONTROLS AND PROCEDURES

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2023, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2023, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2023.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2023 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2023. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013).

Based on its assessment, management believes that, as of December 31, 2023, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of KLX Energy Services Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2023 and 2022, of the Company and our report dated March 8, 2024, expressed an unqualified opinion on those financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management's Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

/s/ Deloitte & Touche LLP

Houston, Texas
March 8, 2024

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers.

Officer	Age	Biography
Christopher J. Baker, President, Chief Executive Officer and Director	51	Christopher J. Baker became the President and Chief Executive Officer of KLXE upon completion of the QES Merger in July 2020. Mr. Baker became a Director of KLXE in November 2022. Additionally, since the completion of the QES Merger in July 2020, Mr. Baker has served as: (i) President, Treasurer and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, and KLX Energy Services Inc.; (ii) President and Director of KLX Energy Services LLC; and (ii) Vice President of KLX Directional Drilling LLC and Centerline Trucking LLC. Since March 2022, Mr. Baker has also served as a director of NorAm Drilling AS. Previously, Mr. Baker served as President and Chief Executive Officer and as a member of the board of directors of QES from August 2019 through July 2020. Mr. Baker previously served as Executive Vice President and Chief Operating Officer of QES from its formation in 2017 until August 2019 and has served in the same role at Quintana Energy Services LP (“QES LP”) from November 2014 to July 2020. Mr. Baker previously served as Managing Director-Oilfield Services of the Quintana private equity funds (“Quintana”), where he was responsible for sourcing, evaluating and executing oilfield service investments, as well as overseeing the growth of and managing and monitoring the activities of Quintana’s oilfield service portfolio companies beginning in 2008. Prior to joining Quintana, Mr. Baker served as an Associate with Citigroup Global Markets Inc.’s (“Citi”) Corporate and Investment Bank where he conducted corporate finance and valuation activities focused on structuring non-investment grade debt transactions in the energy sector. Prior to his time at Citi, Mr. Baker was Vice President of Operations for Theta II Enterprises, Inc. where he focused on project management of complex subsea and inland marine pipeline construction projects. Mr. Baker attended Louisiana State University, where he earned a B.S. in Mechanical Engineering, and Rice University, where he earned an M.B.A. Our Board benefits from Mr. Baker’s extensive industry experience and his familiarity with the Company.

Max L. Bouthillette, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	55	Max L. Bouthillette became the Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of KLXE upon completion of the QES Merger in July 2020. Additionally, since the completion of the QES Merger in July 2020, Mr. Bouthillette has served as: (i) Vice President, Secretary and Director (or Manager, as applicable) of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc.; and (ii) Vice President and Secretary of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Bouthillette served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of QES since its formation in 2017 through July 2020. Mr. Bouthillette served on QES LP’s board of directors from April 2016 until July 2017 and Mr. Bouthillette served as QES LP’s Executive Vice President, General Counsel, Chief Compliance Officer and Secretary from July 2017 until February 2018. Prior to joining QES, Mr. Bouthillette was with Archer Limited, one of the QES principal stockholders ("Archer”), where he served as Executive Vice President and General Counsel from 2010 to 2017, as President of Archer’s operations in South and North America since 2016 and as a Director of several of its affiliates. Mr. Bouthillette has more than 24 years of legal experience for oilfield services companies, and previously served as Chief Compliance Officer and Deputy General Counsel for BJ Services from 2006 to 2010, as a partner with Baker Hostetler LLP from 2004 to 2006 and with Schlumberger in North America (Litigation Counsel), Asia (OFS Counsel) and Europe (General Counsel Products) from 1998 to 2003. Mr. Bouthillette holds a B.B.A in Accounting from Texas A&M University and a J.D. from the University of Houston Law Center.

Keefer M. Lehner, Executive Vice President and Chief Financial Officer	38	Keefer M. Lehner became the Executive Vice President and Chief Financial Officer of KLXE upon completion of the QES Merger in July 2020. Additionally, since the completion of the QES Merger in July 2020, Mr. Lehner has served as: (i) Vice President and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc; and (ii) Vice President of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Lehner served as Executive Vice President and Chief Financial Officer of QES since its formation in 2017 through July 2020. Mr. Lehner served in that same role at QES LP from January 2017 to July 2020 and previously served as the Vice President, Finance and Corporate Development of QES LP’s general partner from November 2014 to July 2020. Mr. Lehner previously served in various positions at the Quintana, including Vice President, from 2010 to 2014, where he was responsible for sourcing, evaluating and executing investments, as well as managing and monitoring the activities of Quintana’s portfolio companies. During his tenure at Quintana, Mr. Lehner monitored and advised the growth of the predecessors to QES. Prior to joining Quintana in 2010, Mr. Lehner worked in the investment banking division of Simmons & Company International, where he focused on mergers, acquisitions and capital raises for public and private clients engaged in all facets of the energy industry. Mr. Lehner attended Villanova University, where he earned a B.S.B.A. in Finance.

Our Board of Directors

The following table sets forth information regarding our directors.

Director	Age	Biography

John T. Collins	77
John T. Collins has been a Director of KLXE since September 2018 and served as the non-Executive Chairman of the Board upon the completion of the QES Merger in July 2020 until June 2021. Previously, Mr. Collins served as the Chairman of the Board from May 2020 to July 2020. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. From 1986 to 1992, Mr. Collins served as the President and Chief Executive Officer of Quebecor Printing (USA) Inc., which was formed in 1986 by a merger with Semline Inc., where he had served in various positions since 1968, including since 1973 as President. During his term, Mr. Collins guided Quebecor Printing (USA) Inc. through several large acquisitions and situated the company to become one of the leaders in its industry. From 1992 to 2017, Mr. Collins was the Chairman and Chief Executive Officer of The Collins Group, Inc., a manager of a private securities portfolio and minority interest holder in several privately held companies. Mr. Collins currently serves on the board of directors for Federated Funds, Inc., and has done so since 2011, and he has also served on the board of directors for several public companies, including Bank of America Corp. and FleetBoston Financial. In addition, Mr. Collins has served as Chairman of the Board of Trustees of his alma mater, Bentley University. Our Board benefits from Mr. Collins’s many years of experience in the management, acquisition and development of several private and public companies in varied sectors.

Gunnar Eliassen	38	Gunnar Eliassen became a Director of KLXE upon the completion of the QES Merger in July 2020. Previously, Mr. Eliassen served on the QES board of directors from the company’s formation in 2017 through July 2020. Mr. Eliassen served on the board of directors of the general partner of QES LP from January 2017 until July 2020. He currently also serves as a director of Prosafe SE and as chairman of the board of directors of Scana ASA. From 2016 until 2023, Mr. Eliassen was employed by Seatankers Services (UK) LLP, an affiliated company of Geveran Investment Limited and its affiliates, where he was responsible for overseeing and managing various public and private investments. Mr. Eliassen’s past experience includes serving as a director of Seadrill Ltd, Aquadrill LLC, Valaris Ltd, Noram Drilling AS, Northern Drilling Ltd as well as executive roles as Chief Executive Officer of ST Energy Transition I Ltd. and Chief Executive Officer of Northern Drilling. From 2011 through 2015 Mr Eliassen was a Partner at Pareto Securities where he was responsible for execution of public and private capital markets transactions with emphasis on the energy sector. Mr. Eliassen received a Master in Finance from the Norwegian School of Economics. Our Board benefits from Mr. Eliassen’s extensive experience with public and private investments, including investments in the oil and natural gas industry.

Danielle E. Hunter	41	Danielle E. Hunter is the President of Berry Corporation (Nasdaq: BRY), an upstream energy company engaged in the responsible development and production of conventional oil reserves in the Western United States. She joined Berry in January 2020 as Executive Vice President, General Counsel and Corporate Secretary, a position she held through her appointment as President effective January 1, 2023. Prior to joining Berry, Ms. Hunter served as Executive Vice President, General Counsel, Corporate Secretary and Chief Risk and Compliance Officer at C&J Energy Services, Inc. (now part of Patterson UTI (Nasdaq: PTEN)), a well construction, completions, and services company, where she provided strategic counsel on a broad range of legal, business and operational matters. She served at C&J from June 2011 through November 2019. From 2007 through 2011, Ms. Hunter practiced corporate law at Vinson & Elkins LLP representing public and private companies in capital markets offerings and mergers and acquisitions, primarily in the oil and natural gas industry. She served as a judicial law clerk to U.S. District Judge Tucker Melancon, U.S. District Court for the Western District of Louisiana, after graduating Magna Cum Laude from Tulane University Law School in 2006.

Thomas P. McCaffrey	69	Thomas P. McCaffrey has served as a member of the Board since May 2020. Mr. McCaffrey served as Chairman of the integration committee of the Board upon completion of the QES Merger until the integration committee was disbanded in December 2020. From May 1, 2020 until July 28, 2020, Mr. McCaffrey served as President and Director of KLX RE Holdings LLC. Mr. McCaffrey previously served as President, Chief Executive Officer and Chief Financial Officer of KLXE, from April 30, 2020 through the completion of the QES Merger. Previously, Mr. McCaffrey served as Senior Vice President and Chief Financial Officer of KLXE from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and currently serves as Chairman of the Board. Previously, he served as a member of various committees. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of the Company’s business and industry, and strategic planning experience.

Corbin J. Robertson, Jr.	76	Corbin J. Robertson, Jr. became a Director upon the completion of the QES Merger in July 2020. Previously, Mr. Robertson served as Chairman of the QES board of directors since the company’s formation in 2017 through July 2020. Mr. Robertson has served as Chairman of the board of directors of the general partner of QES LP since the board was established. Mr. Robertson has also served as Chief Executive Officer and Chairman of the board of directors of GP Natural Resource Partners LLC since 2002. He has served as the Chief Executive Officer and Chairman of the board of directors of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992, Quintana Minerals Corporation since 1978 and as Chairman of the board of directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, L.P., Chairman of the board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, Baylor College of Medicine and the World Health and Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson attended the University of Texas at Austin where he earned a B.B.A. from the Business Honors Program. Our Board benefits from Mr. Robertson’s extensive industry experience, his extensive experience with oil and gas investments and his board service for several companies in the oil and natural gas industry.

Dag Skindlo	55	Dag Skindlo has been a Director since the completion of the QES Merger in July 2020 and has served as the Non-Executive Chairman of our Board since June 2022. Previously, Mr. Skindlo served on the QES board of directors since its formation in 2017 and served on the board of directors of the general partner of QES LP since April 2016. Mr. Skindlo has served as the Chief Executive Officer for Archer, since March 2020, and he previously served as the Chief Financial Officer of Archer from May 2016 until March 2020 and as a director of Archer from May 2016 until May 2019. Mr. Skindlo is a business-oriented executive with 25 years of oil and natural gas industry experience. Mr. Skindlo joined Schlumberger in 1992 where he held various financial and operational positions. Mr. Skindlo then joined the Aker Group of companies in 2005, where his experience from Aker Kvaerner, Aker Solutions and Kvaerner includes both global Chief Financial Officer roles and Managing Director roles for several large industrial business divisions. Prior to joining Archer Well Company Inc. in 2016, Mr. Skindlo was with private equity group HitecVision, where he served as Chief Executive Officer for Aquamarine Subsea. Mr. Skindlo earned a Master of Science in Economics and Business Administration from the Norwegian School of Economics and Business Administration. Our Board benefits from Mr. Skindlo’s vast business experience domestically and internationally, having founded and served as a director and as an officer of multiple companies, both private and public.

John T. Whates, Esq.	76	John T. Whates, Esq. has served as a member of the Board since September 2018. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the board of directors of Dynamic Healthcare Systems, Inc., was a member of the board of directors of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the compensation committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’s extensive experience, multi-dimensional educational background, thorough knowledge of the Company’s business and industry and financial expertise.

Code of Business Conduct

Our Board has adopted a code of business conduct that applies to all our directors, officers and employees worldwide, including our principal executive officer, principal financial officer, controller, treasurer and all other employees performing a similar function. We maintain a copy of our code of business conduct, including any amendments thereto and any waivers applicable to any of our directors and officers, on our website at https://www.klx.com.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2023.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2024 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2023.

PART IV

ITEM 15.	EXHIBITS

1.1
Equity Distribution Agreement, dated June 14, 2021, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on June 14, 2021).

1.2
Amendment No. 1 to Equity Distribution Agreement, dated November 16, 2022, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 of KLX Energy Services Holdings, Inc.’s Quarterly Report on Form 10-Q, filed on May 11, 2023, File No. 001-38609).

2.1¥
Purchase and Sale Agreement, dated as of March 8, 2023, between the Company and Greene’s Holding Corporation (incorporated by reference to Exhibit 2.1 of the Company’s Annual Report on Form 10-K, filed March 9, 2023, File No. 001-38609).

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

4.1.3
Third Supplemental Indenture, dated August 25, 2020, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 to the Company’s Quarterly Report on Form 10-Q, filed on June 11, 2021, File No. 001-38609).

4.1.4
Fourth Supplemental Indenture, dated as of May 12, 2023, among KLX Energy Services Holdings, Inc., as the issuer, the Guaranteeing Subsidiaries named therein and Wilmington Trust, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of KLX Energy Services Holdings, Inc.’s Quarterly Report on Form 10-Q, filed on November 7, 2023, File No. 001-38609).

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

10.1.4¥
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

10.2.1†
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

10.23¥
Registration Rights Agreement and Lock-Up Agreement, dated March 8, 2023, between KLX Energy Services Holdings, Inc. and Greene’s Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on March 9, 2023, File No. 001-38609).

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

10.35†
Form of Restricted Stock Unit Agreement (Executive Officers) under the KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (incorporated by reference to Exhibit 10.35 of the Company’s Annual Report on Form 10-K filed March 9, 2023, File No. 001-38609).

21.1*	List of subsidiaries of KLX Energy Services Holdings, Inc.

23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†	KLX Energy Services Holdings, Inc. Executive Officer Incentive Compensation Clawback Policy
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)

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

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director
Date:	March 8, 2024

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 8, 2024.

Signature

/s/ Christopher J. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)
Christopher J. Baker

/s/ Keefer M. Lehner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keefer M. Lehner

/s/ Geoffrey C. Stanford	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Geoffrey C. Stanford

/s/ Dag Skindlo	Chairman of the Board of Directors
Dag Skindlo

/s/ John T. Whates	Director and Chairman of the Audit Committee
John T. Whates

/s/ Gunnar Eliassen	Director and Chairman of the Nominating and Corporate Governance Committee
Gunnar Eliassen

/s/ Corbin J. Robertson, Jr.	Director and Chairman of the Compensation Committee
Corbin J. Robertson, Jr.

/s/ John T. Collins	Director
John T. Collins

/s/ Danielle E. Hunter	Director
Danielle E. Hunter

/s/ Thomas P. McCaffrey	Director
Thomas P. McCaffrey