Form 10-Q
period 2024-03-31
KLX Energy Services Holdings, Inc.
filed 2024-05-08
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2024

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

The registrant has one class of common stock, $0.01 par value, of which 16,867,243 shares were outstanding as of April 30, 2024.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	March 31, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$84.9	$112.5
Accounts receivable–trade, net of allowance of $4.4 and $5.5	120.5	127.0
Inventories, net	33.3	33.5
Prepaid expenses and other current assets	14.9	17.3
Total current assets	253.6	290.3
Property and equipment, net	217.2	220.6
Operating lease assets	21.3	22.3
Intangible assets, net	1.7	1.8
Other assets	3.7	4.8
Total assets	$497.5	$539.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.5	$87.9
Accrued interest	11.4	4.6
Accrued liabilities	34.5	42.7
Current portion of operating lease obligations	7.0	6.9
Current portion of finance lease obligations	19.9	22.0
Total current liabilities	147.3	164.1
Long-term debt	284.6	284.3
Long-term operating lease obligations	14.8	16.0
Long-term finance lease obligations	33.6	36.2
Other non-current liabilities	0.3	0.4
Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 17.3 and 16.9 issued	0.2	0.1
Additional paid-in capital	554.1	553.4
Treasury stock, at cost, 0.5 shares and 0.4 shares	(5.8)	(5.3)
Accumulated deficit	(531.6)	(509.4)
Total stockholders’ equity	16.9	38.8
Total liabilities and stockholders’ equity	$497.5	$539.8

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$174.7	$239.6
Costs and expenses:
Cost of sales	144.0	180.9
Depreciation and amortization	21.9	16.5
Selling, general and administrative	21.6	26.2
Research and development costs	0.3	0.3
Bargain purchase gain	—	(3.2)
Operating (loss) income	(13.1)	18.9
Non-operating expense:
Interest income	(0.7)	—
Interest expense	9.6	9.3
Net (loss) income before income tax	(22.0)	9.6
Income tax expense	0.2	0.2
Net (loss) income	$(22.2)	$9.4

Net (loss) income per share-basic	$(1.38)	$0.66
Net (loss) income per share-diluted	$(1.38)	$0.65

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2024 and March 31, 2023
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of common stock, net of cost	0.4	0.1	(0.1)	—	—	—
Net loss	—	—	—	—	(22.2)	(22.2)
Balance at March 31, 2024	17.3	$0.2	$554.1	$(5.8)	$(531.6)	$16.9

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's Acquisition	2.4	—	34.0	—	—	34.0
Issuance of common stock, net of cost	0.1	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	9.4	9.4
Balance at March 31, 2023	16.8	$0.1	$551.9	$(5.3)	$(519.2)	$27.5
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31, 2024	March 31, 2023
Cash flows from operating activities:
Net (loss) income	$(22.2)	$9.4
Adjustments to reconcile net (loss) income to net cash flows used in operating activities
Depreciation and amortization	21.9	16.5
Non-cash compensation	0.9	0.7
Amortization of deferred financing fees	0.5	0.4
Provision for inventory reserve	0.5	—
Change in allowance for doubtful accounts	(1.1)	0.2
Gain on disposal of property, equipment and other	(2.7)	(4.4)
Bargain purchase gain	—	(3.2)
Other	—	(0.1)
Changes in operating assets and liabilities:
Accounts receivable	7.5	(22.0)
Inventories	(0.4)	(1.5)
Prepaid expenses and other current and non-current assets	3.6	3.7
Accounts payable	(17.6)	2.4
Other current and non-current liabilities	(1.7)	(10.7)
Net cash flows used in operating activities	(10.8)	(8.6)
Cash flows from investing activities:
Purchases of property and equipment	(13.5)	(10.3)
Proceeds from sale of property and equipment	3.3	5.0
Cash from acquisition	—	1.7
Net cash flows used in investing activities	(10.2)	(3.6)
Cash flows from financing activities:
Purchase of treasury stock	(0.5)	(0.7)
Proceeds from stock issuance, net of costs	—	(0.1)
Payments on finance lease obligations	(4.7)	(3.1)
Change in financed payables	(1.4)	(1.7)
Net cash flows used in financing activities	(6.6)	(5.6)
Net change in cash and cash equivalents	(27.6)	(17.8)
Cash and cash equivalents, beginning of period	112.5	57.4
Cash and cash equivalents, end of period	$84.9	$39.6

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$—	$(0.1)
Interest	2.5	2.0
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$(0.9)	$0.9
Change in accrued capital expenditures	4.1	3.9
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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction (the “Greene's Acquisition”), including $1.7 in cash, which was subsequently adjusted to $1.1 due to a $0.6 working capital adjustment. Greene’s is a leading provider of wellhead protection, flowback and well testing services. The Greene’s Acquisition augments the KLXE frac rental and flowback offering, providing KLXE with a broader presence in the Permian and Eagle Ford basins. See Note 3 - Business Combinations.

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year 2024 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Company’s 2023 Annual Report on Form 10-K filed with the SEC on March 8, 2024.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.

NOTE 2 - Recent Accounting Pronouncements

In November 2023, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) 2023-07, Segment Reporting (Topic 280). This ASU is intended to enhance reportable segment disclosures by adopting a number of provisions currently in Regulation S-X and Regulation S-K upon the provisions' removal from these regulations. The guidance is effective for the Company for the fiscal year beginning January 1, 2024 and is not expected to have a material impact on the Company’s consolidated financial statements.

In December 2023, FASB issued ASU 2023-09, Income Taxes (Topic 740). This ASU includes specific requirements for the rate reconciliation, income taxes paid and other tax-related disclosures. The guidance is effective for the Company for the fiscal year beginning January 1, 2025 and is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3 - Business Combinations

On March 8, 2023, KLXE consummated the Greene's Acquisition. The total consideration for the acquisition consisted of the issuance of approximately 2.4 million shares of our common stock, par value $0.01 per share (“Common Stock”) subject to customary post-closing adjustments, with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash. Following the closing of the transaction, former shareholders of Greene’s held approximately 14.7% of the fully diluted Common Stock of the Company, as of March 8, 2023. The integration was complete in the third quarter of 2023.

This transaction was accounted for as a purchase under FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. This has been presented as a separate line item on the consolidated statements of operations for the three months ended March 31, 2024.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Company’s acquisition have been prepared on a preliminary basis with information currently available and are subject to change. The Company has finalized its analysis in the first quarter of 2024. The following table summarizes the fair values of assets acquired and liabilities assumed in the acquisition in accordance with ASC 805:

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

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2023, revenues and net (loss) income for the three months ended March 31, 2024 and March 31, 2023 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues	$174.7	$251.9
Net (loss) income	(22.2)	9.4
NOTE 4 - Inventories, Net

Inventories consisted of the following:

	March 31, 2024	December 31, 2023
Spare parts	$22.5	$21.9
Plugs	8.9	8.3
Consumables	4.3	4.1
Other	2.6	3.7
Subtotal	38.3	38.0
Less: Inventory reserve	(5.0)	(4.5)
Total inventories, net	$33.3	$33.5

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $5.0 and $4.5 as of March 31, 2024 and December 31, 2023, respectively.
NOTE 5 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			March 31, 2024	December 31, 2023
Land, buildings and improvements	1	—	40	$36.3	$36.0
Machinery	1	—	20	272.7	259.4
Equipment and furniture	1	—	15	220.7	215.2
ROU assets - finance leases	1	—	20	83.8	84.2
Total property and equipment				613.5	594.8
Less: Accumulated depreciation				(402.8)	(382.2)
Add: Construction in progress				6.5	8.0
Total property and equipment, net				$217.2	$220.6

Depreciation expense related to non-leased fixed assets was $15.9 and $13.4 for the three months ended March 31, 2024 and March 31, 2023, respectively. Finance lease amortization expense was $5.8 and $3.1, respectively, for the three months ended March 31, 2024 and March 31, 2023.

Assets Held for Sale

As of March 31, 2024, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.3. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of March 31, 2024 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 6 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	March 31, 2024	December 31, 2023
Senior Secured Notes	$237.3	$237.3
ABL Facility	50.0	50.0
Total principal outstanding	287.3	287.3
Less: Unamortized debt issuance costs	(2.7)	(3.0)
Total debt	$284.6	$284.3
As of March 31, 2024, long-term debt consisted of $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of March 31, 2024 was $234.6. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Senior Secured Notes was $11.4 as of March 31, 2024.

As of March 31, 2024, the Company also had a $120.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”). The ABL Facility matures on the ABL Maturity Date (as defined below) in 2025.

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

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the three months ended March 31, 2024, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of March 31, 2024, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with its ABL Facility.

Borrowings outstanding under the ABL Facility were $50.0 as of March 31, 2024 and bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 8.2% on March 31, 2024. Total letters of credit outstanding under the ABL Facility were $6.4 at March 31, 2024 and $6.4 at December 31, 2023. Accrued interest under the ABL Facility was $0.0 as of March 31, 2024.

We have funds available under the ABL Facility of $42.7 on the March 31, 2024 borrowing base certificate.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of March 31, 2024. The fair value of the ABL Facility approximates its carrying value as of March 31, 2024.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of March 31, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	March 31, 2024	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$236.4	$—	$236.4	$—
Total Senior Secured Notes	$236.4	$—	$236.4	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$233.7	$—	$233.7	$—
Total Senior Secured Notes	$233.7	$—	$233.7	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 5 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of March 31, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	March 31, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three months ended March 31, 2024 and March 31, 2023, there was no before-tax loss (gain) related to Assets Held for Sale.

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

NOTE 9 - Stockholders' Equity

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act.

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

During the three months ended March 31, 2024 and March 31, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.1, respectively.

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

On May 10, 2023, the stockholders of KLXE approved the Second Amended and Restated KLX Energy Services Holdings, Inc. Long-Term Incentive Plan, amended and restated as of March 8, 2023 (the “Amended and Restated LTIP”), which, among other things, increased the total number of shares of Company Common Stock, par value $0.01 per share, for issuance by 1,200,000 shares, resulting in an increase of the total number of shares of our Common Stock reserved for issuance to 1,256,289, and extended the expiration date to March 8, 2033. A description of the Amended and Restated LTIP is included in the Company’s proxy statement, filed with the SEC on March 28, 2023.

Compensation cost recognized during the three months ended March 31, 2024 and March 31, 2023 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.9 and $0.7 for the three months ended March 31, 2024 and March 31, 2023, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $7.2 at March 31, 2024 and $4.2 at December 31, 2023.
NOTE 10 - Income Taxes

Income tax expense was $0.2 and $0.2 for the three months ended March 31, 2024 and March 31, 2023, respectively, and was comprised primarily of state and local taxes. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

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

The following table presents revenues and operating (loss) income by reportable segment:

	Three Months Ended
	March 31, 2024	March 31, 2023
Revenues
Rocky Mountains	$45.6	$67.9
Southwest	69.4	73.4
Northeast/Mid-Con	59.7	98.3
Total revenues	174.7	239.6
Operating (loss) income
Rocky Mountains	(1.2)	9.8
Southwest	(0.7)	4.8
Northeast/Mid-Con	2.4	18.7
Corporate and other	(13.6)	(14.4)
Total operating (loss) income	(13.1)	18.9
Interest income	(0.7)	—
Interest expense	9.6	9.3
Net (loss) income before income tax	$(22.0)	$9.6

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	March 31, 2024				March 31, 2023
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$3.7	$21.2	$17.1	$42.0	$9.6	$26.1	$25.2	$60.9
Completion	26.9	32.6	33.9	93.4	37.4	31.3	61.3	130.0
Production	11.0	8.1	4.1	23.2	14.6	8.0	5.2	27.8
Intervention	4.0	7.5	4.6	16.1	6.3	8.0	6.6	20.9
Total revenues	$45.6	$69.4	$59.7	$174.7	$67.9	$73.4	$98.3	$239.6

The following table presents total assets by segment:

	March 31, 2024	December 31, 2023
Rocky Mountains	$123.4	$135.8
Southwest	167.8	174.3
Northeast/Mid-Con	121.4	117.2
Total	412.6	427.3
Corporate and other	84.9	112.5
Total assets	$497.5	$539.8

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended
	March 31, 2024	March 31, 2023
Rocky Mountains	$4.2	$1.6
Southwest	3.5	3.1
Northeast/Mid-Con	5.7	5.6
Corporate and other	0.1	—
Total capital expenditures	$13.5	$10.3

NOTE 12 - Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed using the weighted average common shares outstanding during the period. Diluted net (loss) income per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended March 31, 2024 and March 31, 2023, 0.2 and 0.0 million shares of the Company’s Common Stock, respectively, were excluded from the determination of diluted net (loss) income per common share because their effect would have been anti-dilutive. The computations of basic and diluted net (loss) income per share for the three months ended March 31, 2024 and March 31, 2023 are as follows:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net (loss) income	$(22.2)	$9.4
(Shares in millions)
Basic weighted average common shares	16.1	14.2
Effect of dilutive securities - dilutive securities	—	0.2
Diluted weighted average common shares	16.1	14.4

Basic net (loss) income per common share	$(1.38)	$0.66
Diluted net (loss) income per common share	$(1.38)	$0.65
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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023 and in this Quarterly Report, including the following factors:

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
•overall domestic and global political and economic conditions, including the imposition of tariffs or trade or other economic sanctions, political instability or armed conflict, including the ongoing conflicts in Ukraine, the Israel-Gaza region and elsewhere in the Middle East, including rising tensions with Iran;
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
•our credit profile and our ability to renew or refinance our indebtedness;
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
•the market environment and impacts resulting from a global pandemic, like the novel coronavirus (“COVID-19”) pandemic and subsequent variants;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in millions, except per share data)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report as well as our Annual Report on Form 10-K for the year ended December 31, 2023. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2024, as compared to our results of operations for the three months ended March 31, 2023. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

Company History

KLX Energy Services was initially formed from the combination of seven private oilfield service companies acquired during 2013 and 2014. The Company continued to selectively acquire regional and product line specific businesses through 2019 to expand our service capabilities and broaden our geographic presence. Once the acquisitions were completed, we undertook a comprehensive integration of these businesses to align our services, our people and our assets across all the geographic regions where we maintain a presence. We acquired Quintana Energy Services, Inc. (“QES”) during the second quarter of 2020 and, by doing so, helped establish KLXE as an industry leading provider of asset-light oilfield solutions across the full well lifecycle to the major onshore oil and gas producing regions of the United States.

The merger of KLXE and QES (the “QES Merger”) provided increased scale to serve a blue-chip customer base across the onshore oil and gas basins in the United States. The QES Merger combined two strong company cultures comprised of highly talented teams with shared commitments to safety, performance, customer service and profitability. The combination leveraged two of the largest fleets of coiled tubing and wireline assets, resulting in KLXE becoming a leading diversified provider of drilling, completions and production services, with market leadership positions in coiled tubing and fishing services. After closing the QES Merger, the Company integrated personnel, facilities, processes and systems across all functional areas of the organization.

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction (the “Greene's Acquisition”), including $1.7 in cash remaining at Greene's, which was subsequently adjusted to $1.1 due to a $0.6 working capital adjustment. See Note 3 - Business Combinations.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 38 patents and 10 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the ongoing war in Ukraine, further impacting global oil supply. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia, followed by oil price decreases in the fourth quarter of 2023 due to a decrease in demand as the overall economy declined. Natural gas prices also declined in the fourth quarter of 2023. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel decreased by approximately 1.3%, to $77.50 per Bbl during the three months ended March 31, 2024, compared to the WTI average daily price per barrel of $78.53 per Bbl during the three months ended December 31, 2023. As of March 31, 2024, U.S. rig count stood at 621, which remained flat compared to December 31, 2023, when the U.S. rig count was 622.

Despite the decrease in commodity prices during the fiscal year ended December 31, 2023, the Company remains focused on providing the highest level of customer service across our regions and different service offerings, which has allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below). We are taking steps to hire essential personnel and increase capital expenditures as activity rebounds, but we are measured in our growth and focused on returns.

Looking ahead to the year ending December 31, 2024, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2024, WTI prices have been flat, as demand for oil and gas products persists. Currently, global oil inventories supplied from OPEC and its allies (“OPEC+”) and other oil producing nations are expected to transition to inventory decreases throughout the majority of 2024 from inventory builds during 2023. This persisting demand and expectation of decreased inventory is balanced against weather-related challenges across the country as well as a cautious approach to drilling expansion, as evidenced by the U.S. rig count being flat through mid-April 2024.

Oil and natural gas prices may fluctuate with changes in demand due to, among other things, the ongoing war in Ukraine, the recent Israel-Hamas conflict, rising tensions with Iran, international sanctions, speculation as to future actions by OPEC+, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets or a recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

We believe our diverse product and service offerings uniquely position KLXE to respond to a rapidly evolving marketplace where we can provide a comprehensive suite of engineered solutions for our customers with one call and one master services agreement.

How We Generate Revenue and the Costs of Conducting Our Business

Our business strategy seeks to generate attractive returns on capital by providing differentiated services and prudently applying our cash flow to select targeted opportunities, with the potential to deliver high returns that we believe offer superior margins over the long-term and short payback periods. Our services generally require equipment that is less expensive to maintain and is operated by a smaller staff than many other oilfield services providers. As part of our returns-focused approach to capital spending, we are focused on efficiently utilizing capital to develop new products. We support our existing asset base with targeted investments in R&D, which we believe allows us to maintain a technical advantage over our competitors providing similar services using standard equipment.

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. We remain focused on serving the needs of our customers by providing a broad portfolio of product service lines across major basins, while preserving a solid balance sheet, maintaining sufficient operating liquidity and prudently managing our capital expenditures.

We believe we have strong management systems in place, which will allow us to manage our operating resources and associated expenses relative to market conditions. Historically, we believe our services have generated margins superior to our competitors based upon the differential quality of our performance, and that these margins may contribute to future cash flow generation. The required investment in our business includes both working capital (principally for accounts receivable, inventory and accounts payable growth tied to increasing activity) and capital expenditures for both maintenance of existing assets and ultimately growth when economic returns justify the spending. Our required maintenance capital expenditures tend to be lower than other oilfield service providers due to the generally asset-light nature of our services, the lower average age of our assets and our ability to charge back a portion of asset maintenance to customers for a number of our assets.

Results of Operations
Three Months Ended March 31, 2024 Compared to Three Months Ended March 31, 2023

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	March 31, 2024	March 31, 2023	% Change
Revenue:
Rocky Mountains	$45.6	$67.9	(32.8)%
Southwest	69.4	73.4	(5.4)%
Northeast/Mid-Con	59.7	98.3	(39.3)%
Total revenue	$174.7	$239.6	(27.1)%

	Three Months Ended
	March 31, 2024	March 31, 2023	% Change
Revenue:
Drilling	$42.0	$60.9	(31.0)%
Completion	93.4	130.0	(28.2)%
Production	23.2	27.8	(16.5)%
Intervention	16.1	20.9	(23.0)%
Total revenue	$174.7	$239.6	(27.1)%

For the quarter ended March 31, 2024, revenues were $174.7, a decrease of $64.9, or 27.1%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the quarter, leading to lower demand for our services. Lower weighted average price contributed to approximately 37% of the $64.9 decrease, and lower weighted average volume contributed to the remaining approximately 63%. On a segment basis, Rocky Mountains segment revenue decreased by $22.3 or 32.8%. Lower weighted average price contributed to approximately 7% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 93%. Southwest segment revenue decreased by $4.0 or 5.4%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $38.6 or 39.3%. Lower weighted average price contributed to approximately 66% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 34%.

Cost of sales. For the quarter ended March 31, 2024, cost of sales were $144.0, or 82.4% of sales, as compared to the three months ended March 31, 2023 of $180.9, or 75.5% of sales. Cost of sales as a percentage of revenues increased primarily due to a decrease in revenue days which led to lower leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues increased, labor costs per employee decreased by 14.9% as compared with the three months ended March 31, 2023. Repair & maintenance costs as a percentage of revenues increased by 29.4% as compared to the three months ended March 31, 2023, due to the lower revenues during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended March 31, 2024, SG&A expenses were $21.6, or 12.4% of revenues, as compared with $26.2, or 10.9% of revenues, in the prior year period. The increase in percentage of revenues is due to the lower revenues and lower leverage of fixed costs during the quarter, as SG&A has decreased on a dollar basis compared to the three months ended March 31, 2023.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Three Months Ended
	March 31, 2024	March 31, 2023	% Change
Operating (loss) income:
Rocky Mountains	$(1.2)	$9.8	NM
Southwest	(0.7)	4.8	NM
Northeast/Mid-Con	2.4	18.7	(87.2)%
Corporate and other	(13.6)	(14.4)	5.6%
Total operating (loss) income	$(13.1)	$18.9	NM

For the quarter ended March 31, 2024, operating loss was $13.1 compared to operating income of $18.9 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating loss was $1.2, Southwest segment operating loss was $0.7, and Northeast/Mid-Con segment operating income was $2.4 for the three months ended March 31, 2024. Note that operating loss for Corporate and other decreased slightly due to non-recurring costs related to the Greene's Acquisition in the prior year.

Income tax expense. For the quarter ended March 31, 2024, income tax expense was $0.2, consistent with income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net (loss) income. For the quarter ended March 31, 2024, net loss was $22.2, as compared to net income of $9.4 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under the Company’s asset-based revolving credit facility, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”) and cash flows from operations. At March 31, 2024, we had $84.9 of cash and cash equivalents and $42.7 available on the March 2024 ABL Facility Borrowing Base Certificate, which resulted in an available liquidity position of $127.6.

Our material cash commitments from known contractual and other obligations consist primarily of obligations for long-term debt and related interest as well as leases for property and equipment and purchase obligations as part of normal operations. See below “—ABL Facility” and “—Senior Secured Notes” for information regarding scheduled maturities of our long-term debt. See “Note 8 - Leases” of Item 8 in our 2023 Annual Report on Form 10-K filed with the SEC on March 8, 2024 for information regarding scheduled maturities of our operating and financing leases.

We have taken several actions to continue to improve our liquidity position, including closing our Florida legacy headquarters and relocating all key functions to Houston, eliminating redundancies and duplicative functions throughout our operations following the QES Merger, issuing equity under our ATM Offering, executing debt-for-equity exchanges that have reduced our interest burden and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, we have seen ongoing volatility in commodity prices and increased inflation, which continues to affect our financial results. We believe that based on our current forecasts, our cash on hand, together with our operating cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results continue to improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

We have substantial indebtedness. As of March 31, 2024, we had total outstanding long-term indebtedness of $284.6 under our ABL Facility and 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) as described in greater detail under “—ABL Facility” and “—Senior Secured Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources and related pricing for our services, increasing inflation and government efforts to reduce inflation, the willingness of capital providers to lend to our industry, and other financial and business factors, many of which are beyond our control.

Our ABL Facility and our Senior Secured Notes mature in 2025. Our ability to refinance or restructure our debt will depend on the condition of the public and private debt markets and our financial condition at such time, among other things. Any refinancing of our debt could be at higher interest rates and may require us to comply with covenants, which could further restrict our business operations.

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

In light of our substantial leverage position and the uncertainty regarding future market conditions, availability of capital and our financial performance, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may explore various alternatives to recapitalize, refinance or otherwise restructure our capital structure. We may accomplish this through open market or privately negotiated transactions, which may include, among other things, a mix of refinancings, private or public equity or debt raises and rights offerings, repurchases of our outstanding Senior Secured Notes, debt-for-debt or debt-for-equity exchanges or conversions that if successful could result in the dilution of ownership by existing stockholders. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms, or at all. We may, at any time and from time to time, seek to retire or purchase outstanding Senior Secured Notes in open-market purchases, privately negotiated transactions or otherwise, or convert or exchange Senior Secured Notes for equity, depending on prevailing market conditions, liquidity requirements, contractual restrictions and other factors. The amounts involved may be material.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature in September 2024. Borrowings under the ABL Facility bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of March 31, 2024. The effective interest rate under the ABL Facility was approximately 8.2% on March 31, 2024.

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

The ABL Facility includes a springing financial covenant which requires the Company’s FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the borrowing base. At all times during the three months ended March 31, 2024, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of March 31, 2024, the FCCR was above 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Secured Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of the Senior Secured Notes offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of March 31, 2024 was $234.6. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1 and mature in 2025. Accrued interest related to the Senior Secured Notes was $11.4 as of March 31, 2024.

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

Capital Expenditures

Our capital expenditures were $13.5 during the three months ended March 31, 2024, compared to $10.3 in the three months ended March 31, 2023. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $50.0 and $55.0 in total capital expenditures for the year ending December 31, 2024, out of which approximately 75% is earmarked for maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. Under the terms of the Equity Distribution Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold.

The Company plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three months ended March 31, 2024 and March 31, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.1, respectively.

Cash Flows

Our cash flows used in operating activities for the three months ended March 31, 2024 were approximately $10.8 as compared to approximately $8.6 used in operating activities for the three months ended March 31, 2023. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At March 31, 2024, we had $84.9 of cash and cash equivalents. Cash on hand at March 31, 2024 decreased by $27.6, as a result of $10.8 of cash flows used in operating activities, $10.2 of cash flows used in investing activities and $6.6 used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Three Months Ended
	March 31, 2024	March 31, 2023
Net cash flows used in operating activities	$(10.8)	$(8.6)
Net cash flows used in investing activities	(10.2)	(3.6)
Net cash flows used in financing activities	(6.6)	(5.6)
Net change in cash	(27.6)	(17.8)
Cash balance end of period	$84.9	$39.6

Net cash used in operating activities

Net cash used in operating activities was $10.8 for the three months ended March 31, 2024, as compared to net cash used in operating activities of $8.6 for the three months ended March 31, 2023. The negative operating cash flows were attributable to the net loss position and to a decrease in days payable outstanding, partially offset by a reduction in accounts receivable in 2024.

Net cash used in investing activities

Net cash used in investing activities was $10.2 for the three months ended March 31, 2024, as compared to net cash used in investing activities of $3.6 for the three months ended March 31, 2023. The cash flows used in investing activities for the three months ended March 31, 2024 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash used in financing activities

Net cash used in financing activities was $6.6 for the three months ended March 31, 2024, compared to net cash used in financing activities of $5.6 for the three months ended March 31, 2023. During the three months ended March 31, 2024, there were no additional borrowings under our ABL Facility and no sales under our ATM program.
Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Other than the critical accounting policy included below, we believe that our critical accounting policies are limited to those described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2023 Annual Report on Form 10-K filed with the SEC on March 8, 2024.

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

During the measurement period, not to exceed one year from the date of acquisition, we may record adjustments to the assets acquired and liabilities assumed, with a corresponding offset to bargain purchase gain if new information is obtained related to facts and circumstances that existed as of the acquisition date. After the measurement period, any subsequent adjustments are reflected in the consolidated statements of operations. Acquisition costs, such as legal and consulting fees, are expensed as incurred. The Company has finalized its analysis in the first quarter of 2024.

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

In connection with the preparation of this Quarterly Report for the quarter ended March 31, 2024, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2024.

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

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2023.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended March 31, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2024 - January 31, 2024	—	$—	—	$48,859,603
February 1, 2024 - February 29, 2024	42,930	$9.76	—	$48,859,603
March 1, 2024 - March 31, 2024	1,459	$8.28	—	$48,859,603
Total	44,389		—
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

None.

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

Date: May 8, 2024

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 8, 2024

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: May 8, 2024