Form 10-Q
period 2024-06-30
KLX Energy Services Holdings, Inc.
filed 2024-08-08
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2024

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

The registrant has one class of common stock, $0.01 par value, of which 16,864,431 shares were outstanding as of July 31, 2024.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	June 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$86.9	$112.5
Accounts receivable–trade, net of allowance of $4.9 and $5.5	118.1	127.0
Inventories, net	32.3	33.5
Prepaid expenses and other current assets	14.0	17.3
Total current assets	251.3	290.3
Property and equipment, net	215.3	220.6
Operating lease assets	19.6	22.3
Intangible assets, net	1.6	1.8
Other assets	3.4	4.8
Total assets	$491.2	$539.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$80.1	$87.9
Accrued interest	4.6	4.6
Accrued liabilities	42.1	42.7
Current portion of operating lease obligations	7.0	6.9
Current portion of finance lease obligations	17.9	22.0
Total current liabilities	151.7	164.1
Long-term debt	284.9	284.3
Long-term operating lease obligations	13.6	16.0
Long-term finance lease obligations	30.9	36.2
Other non-current liabilities	0.3	0.4
Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 17.3 and 16.9 issued	0.2	0.1
Additional paid-in capital	555.0	553.4
Treasury stock, at cost, 0.5 shares and 0.4 shares	(5.8)	(5.3)
Accumulated deficit	(539.6)	(509.4)
Total stockholders’ equity	9.8	38.8
Total liabilities and stockholders’ equity	$491.2	$539.8

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$180.2	$234.0	$354.9	$473.6
Costs and expenses:
Cost of sales	136.0	173.3	280.0	354.2
Depreciation and amortization	23.1	17.6	45.0	34.1
Selling, general and administrative	19.3	22.0	40.9	48.2
Research and development costs	0.3	0.3	0.6	0.6
Impairment and other charges	0.1	—	0.1	—
Bargain purchase gain	—	1.2	—	(2.0)
Operating income (loss)	1.4	19.6	(11.7)	38.5
Non-operating expense:
Interest income	(0.6)	(0.2)	(1.3)	(0.2)
Interest expense	9.8	8.7	19.4	18.0
Net (loss) income before income tax	(7.8)	11.1	(29.8)	20.7
Income tax expense (benefit)	0.2	(0.3)	0.4	(0.1)
Net (loss) income	$(8.0)	$11.4	$(30.2)	$20.8

Net (loss) income per share-basic	$(0.49)	$0.71	$(1.86)	$1.38
Net (loss) income per share-diluted	$(0.49)	$0.71	$(1.86)	$1.37

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2024 and June 30, 2023
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of common stock, net of cost	0.4	0.1	(0.1)	—	—	—
Net loss	—	—	—	—	(22.2)	(22.2)
Balance at March 31, 2024	17.3	$0.2	$554.1	$(5.8)	$(531.6)	$16.9
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	0.0	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(8.0)	(8.0)
Balance at June 30, 2024	17.3	$0.2	$555.0	$(5.8)	$(539.6)	$9.8

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's Acquisition	2.4	—	34.0	—	—	34.0
Issuance of common stock, net of cost	0.1	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	9.4	9.4
Balance at March 31, 2023	16.8	$0.1	$551.9	$(5.3)	$(519.2)	$27.5
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Net income	—	$—	$—	$—	$11.4	$11.4
Balance at June 30, 2023	16.8	$0.1	$552.7	$(5.3)	$(507.8)	$39.7
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended
	June 30, 2024	June 30, 2023
Cash flows from operating activities:
Net (loss) income	$(30.2)	$20.8
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities
Depreciation and amortization	45.0	34.1
Impairment and other charges	0.1	—
Non-cash compensation	1.9	1.5
Amortization of deferred financing fees	0.9	0.8
Provision for inventory reserve	0.4	0.1
Change in allowance for doubtful accounts	(0.6)	0.5
Gain on disposal of property, equipment and other	(5.4)	(6.2)
Bargain purchase gain	—	(2.0)
Other	(0.4)	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	9.5	9.1
Inventories	0.7	(5.3)
Prepaid expenses and other current and non-current assets	6.9	9.0
Accounts payable	(17.0)	4.8
Other current and non-current liabilities	(0.4)	(15.4)
Net cash flows provided by operating activities	11.4	51.4
Cash flows from investing activities:
Purchases of property and equipment	(28.8)	(26.5)
Proceeds from sale of property and equipment	6.6	8.5
Cash from acquisition	—	1.1
Net cash flows used in investing activities	(22.2)	(16.9)
Cash flows from financing activities:
Purchase of treasury stock	(0.5)	(0.7)
Proceeds from stock issuance, net of costs	(0.2)	(0.1)
Payments on finance lease obligations	(10.2)	(6.4)
Payments of debt issuance costs	(0.5)	(0.3)
Change in financed payables	(3.4)	(2.3)
Net cash flows used in financing activities	(14.8)	(9.8)
Net change in cash and cash equivalents	(25.6)	24.7
Cash and cash equivalents, beginning of period	112.5	57.4
Cash and cash equivalents, end of period	$86.9	$82.1

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.8	$0.6
Interest	18.7	17.4
Supplemental schedule of non-cash activities:
Change in deposits on capital expenditures	$(1.7)	$1.1
Change in accrued capital expenditures	8.9	4.5
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

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2023, revenues and net (loss) income for the three and six months ended June 30, 2024 and June 30, 2023 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues	$180.2	$234.0	$354.9	$485.9
Net (loss) income	(8.0)	11.4	(30.2)	20.8
NOTE 4 - Inventories, Net

Inventories consisted of the following:

	June 30, 2024	December 31, 2023
Spare parts	$21.4	$21.9
Plugs	9.1	8.3
Consumables	4.3	4.1
Other	2.3	3.7
Subtotal	37.1	38.0
Less: Inventory reserve	(4.8)	(4.5)
Total inventories, net	$32.3	$33.5

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $4.8 and $4.5 as of June 30, 2024 and December 31, 2023, respectively.
NOTE 5 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			June 30, 2024	December 31, 2023
Land, buildings and improvements	1	—	40	$36.5	$36.0
Machinery	1	—	20	280.9	259.4
Equipment and furniture	1	—	15	229.6	215.2
ROU assets - finance leases	1	—	20	84.4	84.2
Total property and equipment				631.4	594.8
Less: Accumulated depreciation				(423.1)	(382.2)
Add: Construction in progress				7.0	8.0
Total property and equipment, net				$215.3	$220.6

Depreciation expense related to non-leased fixed assets was $17.0 and $14.1 for the three months ended June 30, 2024 and 2023, respectively, and $32.9 and $27.5 for the six months ended June 30, 2024 and 2023, respectively. Finance lease amortization expense was $5.9 and $3.4 for the three months ended June 30, 2024 and 2023, respectively, and $11.7 and $6.5 for the six months ended June 30, 2024 and 2023, respectively.

Assets Held for Sale

As of June 30, 2024, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.3. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of June 30, 2024 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 6 - Long-Term Debt
Outstanding long-term debt consisted of the following:

	June 30, 2024	December 31, 2023
Senior Secured Notes	$237.3	$237.3
ABL Facility	50.0	50.0
Total principal outstanding	287.3	287.3
Less: Unamortized debt issuance costs	(2.4)	(3.0)
Total debt	$284.9	$284.3
As of June 30, 2024, long-term debt consisted of $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of June 30, 2024 was $234.9. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Senior Secured Notes was $4.6 as of June 30, 2024.

As of June 30, 2024, the Company also had a $120.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”). The ABL Facility matures on the ABL Maturity Date (as defined below) in 2025.

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

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the three months ended June 30, 2024, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of June 30, 2024, the FCCR was at least 1.0 to 1.0, and the Company was in full compliance with its ABL Facility.

Borrowings outstanding under the ABL Facility were $50.0 as of June 30, 2024 and bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 8.4% on June 30, 2024. Total letters of credit outstanding under the ABL Facility were $5.4 at June 30, 2024 and $6.4 at December 31, 2023. Accrued interest under the ABL Facility was $0.0 as of June 30, 2024.

We have funds available under the ABL Facility of $34.1 on the June 30, 2024 borrowing base certificate.
NOTE 7 - Fair Value Information

All financial instruments are carried at amounts that approximate estimated fair value. The fair value is the price that would be received to sell an asset in an orderly transaction between market participants at the measurement date. Assets measured at fair value are categorized based upon the lowest level of significant input to the valuations.

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of June 30, 2024. The fair value of the ABL Facility approximates its carrying value as of June 30, 2024.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of June 30, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	June 30, 2024	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$232.6	$—	$232.6	$—
Total Senior Secured Notes	$232.6	$—	$232.6	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$233.7	$—	$233.7	$—
Total Senior Secured Notes	$233.7	$—	$233.7	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 5 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of June 30, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	June 30, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three and six months ended June 30, 2024 and 2023, there was no before-tax loss (gain) related to Assets Held for Sale.

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

Shares of Common Stock offered and sold in the ATM Offering were issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. The Registration Statement expired on June 11, 2024 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

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

During the three and six months ended June 30, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.2, respectively.

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

Compensation cost recognized during the three and six months ended June 30, 2024 and June 30, 2023 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $1.0 and $0.8 for the three months ended June 30, 2024 and 2023, respectively, and $1.9 and $1.5 for the six months ended June 30, 2024 and 2023, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $6.1 at June 30, 2024 and $4.2 at December 31, 2023.
NOTE 10 - Income Taxes

Income tax expense was $0.2 and $0.4 for the three and six months ended June 30, 2024, respectively, and was comprised primarily of state and local taxes. Income tax benefit was $0.3 and $0.1 for the three and six months ended June 30, 2023, respectively, and was comprised primarily of state and local taxes, offset by a deferred tax benefit recognized from a reduction in the valuation allowance related to the Greene's Acquisition. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 11 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins), the Southwest Region (the Permian Basin and the Eagle Ford Shale) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their revenues and operating income (loss) and make requests for capital expenditures and acquisition funding (all of which are used to measure segment performance) to the Company's chief operational decision-making group. As a result, the Company has three reportable segments.

The following table presents revenues and operating income (loss) by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Revenues
Rocky Mountains	$61.4	$66.4	$107.0	$134.3
Southwest	69.9	86.3	139.3	159.7
Northeast/Mid-Con	48.9	81.3	108.6	179.6
Total revenues	180.2	234.0	354.9	473.6
Operating income (loss)
Rocky Mountains	10.5	11.9	9.3	21.7
Southwest	2.6	8.1	1.9	12.9
Northeast/Mid-Con	(2.5)	12.6	(0.1)	31.3
Corporate and other	(9.2)	(13.0)	(22.8)	(27.4)
Total operating income (loss)	1.4	19.6	(11.7)	38.5
Interest income	(0.6)	(0.2)	(1.3)	(0.2)
Interest expense	9.8	8.7	19.4	18.0
Net (loss) income before income tax	$(7.8)	$11.1	$(29.8)	$20.7

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	June 30, 2024				June 30, 2023
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$5.2	$17.9	$14.9	$38.0	$6.1	$27.3	$24.4	$57.8
Completion	33.7	33.1	25.8	92.6	38.6	41.6	45.2	125.4
Production	16.2	10.6	3.9	30.7	15.3	8.6	4.7	28.6
Intervention	6.3	8.3	4.3	18.9	6.4	8.8	7.0	22.2
Total revenues	$61.4	$69.9	$48.9	$180.2	$66.4	$86.3	$81.3	$234.0

	Six Months Ended
	June 30, 2024				June 30, 2023
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$8.9	$39.1	$32.0	$80.0	$15.7	$53.4	$49.6	$118.7
Completion	60.6	65.7	59.7	186.0	76.0	72.9	106.5	255.4
Production	27.2	18.7	8.0	53.9	29.9	16.6	9.9	56.4
Intervention	10.3	15.8	8.9	35.0	12.7	16.8	13.6	43.1
Total revenues	$107.0	$139.3	$108.6	$354.9	$134.3	$159.7	$179.6	$473.6

The following table presents total assets by segment:

	June 30, 2024	December 31, 2023
Rocky Mountains	$122.5	$135.8
Southwest	173.6	174.3
Northeast/Mid-Con	108.2	117.2
Total	404.3	427.3
Corporate and other	86.9	112.5
Total assets	$491.2	$539.8

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Rocky Mountains	$2.1	$4.5	$6.3	$6.1
Southwest	6.0	4.2	9.5	7.3
Northeast/Mid-Con	7.1	7.5	12.8	13.1
Corporate and other	0.1	—	0.2	—
Total capital expenditures	$15.3	$16.2	$28.8	$26.5

NOTE 12 - Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed using the weighted average common shares outstanding during the period. Diluted net (loss) income per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended June 30, 2024 and 2023, 0.7 and 0.4 million shares of the Company’s Common Stock, respectively, and for the six months ended June 30, 2024 and 2023, 0.4 and 0.0 million shares of the Company's Common Stock, respectively, were excluded from the determination of diluted net (loss) income per common share because their effect would have been anti-dilutive. The computations of basic and diluted net (loss) income per share for the three and six months ended June 30, 2024 and 2023 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2024	June 30, 2023	June 30, 2024	June 30, 2023
Net (loss) income	$(8.0)	$11.4	$(30.2)	$20.8
(Shares in millions)
Basic weighted average common shares	16.2	16.0	16.2	15.1
Effect of dilutive securities - dilutive securities	—	0.1	—	0.1
Diluted weighted average common shares	16.2	16.1	16.2	15.2

Basic net (loss) income per common share	$(0.49)	$0.71	$(1.86)	$1.38
Diluted net (loss) income per common share	$(0.49)	$0.71	$(1.86)	$1.37
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
•overall domestic and global political and economic conditions and developments, including the outcome of the U.S. presidential election and the imposition of tariffs or trade or other economic sanctions, and political instability or armed conflict, including the ongoing conflicts in Ukraine, the Israel-Gaza region and elsewhere in the Middle East, including rising tensions with Iran;
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

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2024, as compared to our results of operations for the three and six months ended June 30, 2023. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction (the “Greene's Acquisition”), including $1.7 in cash remaining at Greene’s, which was subsequently adjusted to $1.1 due to a $0.6 working capital adjustment.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the ongoing war in Ukraine, further impacting global oil supply. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia, followed by oil price decreases in the fourth quarter of 2023 due to a decrease in demand as the overall economy declined. Natural gas prices also declined in the fourth quarter of 2023. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel increased by approximately 4.2%, to $81.81 per Bbl during the three months ended June 30, 2024, compared to the WTI average daily price per barrel of $78.53 per Bbl during the three months ended December 31, 2023. As of June 30, 2024, U.S. land rig count stood at 560, a decrease of 7.0% compared to December 31, 2023, when the U.S. rig count was 602.

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

Looking ahead to the year ending December 31, 2024, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2024, WTI prices have noted a slight increase, as demand for oil and gas products persists. Currently, global oil inventories supplied from OPEC and its allies (“OPEC+”) and other oil producing nations are expected to transition to inventory decreases throughout the majority of 2024 from inventory builds during 2023. This persisting demand and expectation of decreased inventory is balanced against weather-related challenges across the country as well as a cautious approach to drilling expansion, as evidenced by the U.S. rig count marking a slight decline through mid-July 2024.

In the medium term, we anticipate demand for oil and gas products to hold and even expand, as demand for energy generated from oil and gas grows across the United States. Per S&P Global, nearly 50GW of electricity generation capacity is expected to be added to the U.S. grid by 2028 to support the operations of datacenters. Per the Electric Reliability Council of Texas, generation capacity in the state is set to almost double by 2030, citing increased demand from AI data centers and crypto-mining. In addition to domestic electricity generation, there are indications of higher demand for natural gas for export, with S&P Global projecting that feedgas demand could more than double by 2032. These and other expected developments point to increased demand for the products our services help to extract.

Oil and natural gas prices may fluctuate with changes in demand due to, among other things, the ongoing war in Ukraine, the Israel-Hamas conflict, rising tensions with Iran, international sanctions, speculation as to future actions by OPEC+, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets or a recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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

Results of Operations
Three Months Ended June 30, 2024 Compared to Three Months Ended June 30, 2023

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	June 30, 2024	June 30, 2023	% Change
Revenue:
Rocky Mountains	$61.4	$66.4	(7.5)%
Southwest	69.9	86.3	(19.0)%
Northeast/Mid-Con	48.9	81.3	(39.9)%
Total revenue	$180.2	$234.0	(23.0)%

	Three Months Ended
	June 30, 2024	June 30, 2023	% Change
Revenue:
Drilling	$38.0	$57.8	(34.3)%
Completion	92.6	125.4	(26.2)%
Production	30.7	28.6	7.3%
Intervention	18.9	22.2	(14.9)%
Total revenue	$180.2	$234.0	(23.0)%

For the quarter ended June 30, 2024, revenues were $180.2, a decrease of $53.8, or 23.0%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the quarter, leading to lower demand for our services. Lower weighted average price contributed to approximately 19% of the $53.8 decrease, and lower weighted average volume contributed to the remaining approximately 81%. On a segment basis, Rocky Mountains segment revenue decreased by $5.0 or 7.5%. This decrease was driven entirely by a decrease in weighted average volume. Southwest segment revenue decreased by $16.4 or 19.0%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $32.4 or 39.9%. Lower weighted average price contributed to approximately 38% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 62%.

Cost of sales. For the quarter ended June 30, 2024, cost of sales were $136.0, or 75.5% of sales, as compared to the three months ended June 30, 2023 of $173.3, or 74.1% of sales. Cost of sales as a percentage of revenues increased primarily due to a decrease in revenue days which led to lower leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues increased, labor costs per employee decreased by 15.0% as compared with the three months ended June 30, 2023. Repair & maintenance costs as a percentage of revenues increased by 13.3% as compared to the three months ended June 30, 2023, due to the lower revenues during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended June 30, 2024, SG&A expenses were $19.3, or 10.7% of revenues, as compared with $22.0, or 9.4% of revenues, in the prior year period. The increase in percentage of revenues is due to the lower revenues and lower leverage of fixed costs during the quarter, as SG&A has decreased on a dollar basis compared to the three months ended June 30, 2023.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Three Months Ended
	June 30, 2024	June 30, 2023	% Change
Operating income (loss):
Rocky Mountains	$10.5	$11.9	(11.8)%
Southwest	2.6	8.1	(67.9)%
Northeast/Mid-Con	(2.5)	12.6	NM
Corporate and other	(9.2)	(13.0)	29.2%
Total operating income	$1.4	$19.6	(92.9)%

For the quarter ended June 30, 2024, operating income was $1.4 compared to operating income of $19.6 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $10.5, Southwest segment operating income was $2.6, and Northeast/Mid-Con segment operating loss was $2.5 for the three months ended June 30, 2024. The operating loss for the Corporate and other segment decreased slightly due to non-recurring costs related to the Greene's Acquisition in the prior year.

Income tax expense (benefit). For the quarter ended June 30, 2024, income tax expense was $0.2, as compared to income tax benefit of $0.3 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net (loss) income. For the quarter ended June 30, 2024, net loss was $8.0, as compared to net income of $11.4 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Results of Operations
Six Months Ended June 30, 2024 Compared to Six Months Ended June 30, 2023

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Six Months Ended
	June 30, 2024	June 30, 2023	% Change
Revenue:
Rocky Mountains	$107.0	$134.3	(20.3)%
Southwest	139.3	159.7	(12.8)%
Northeast/Mid-Con	108.6	179.6	(39.5)%
Total revenue	$354.9	$473.6	(25.1)%

	Six Months Ended
	June 30, 2024	June 30, 2023	% Change
Revenue:
Drilling	$80.0	$118.7	(32.6)%
Completion	186.0	255.4	(27.2)%
Production	53.9	56.4	(4.4)%
Intervention	35.0	43.1	(18.8)%
Total revenue	$354.9	$473.6	(25.1)%

For the six months ended June 30, 2024, revenues were $354.9, a decrease of $118.7, or 25.1%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the quarter, leading to lower demand for our services. Lower weighted average price contributed to approximately 28% of the $118.7 decrease, and lower weighted average volume contributed to the remaining approximately 72%. On a segment basis, Rocky Mountains segment revenue decreased by $27.3 or 20.3%. Lower weighted average price contributed to approximately 19% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 81%. Southwest segment revenue decreased by $20.4 or 12.8%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $71.0 or 39.5%. Lower weighted average price contributed to approximately 51% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 49%.

Cost of sales. For the six months ended June 30, 2024, cost of sales were $280.0, or 78.9% of sales, as compared to the six months ended June 30, 2023 of $354.2, or 74.8% of sales. Cost of sales as a percentage of revenues increased primarily due to a decrease in revenue days which led to lower leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. Although cost of sales as a percentage of revenues increased, labor costs per employee decreased by 15.0% as compared with the six months ended June 30, 2023. Repair & maintenance costs as a percentage of revenues increased by 21.1% as compared to the six months ended June 30, 2023, due to the lower revenues during the quarter.

Selling, general and administrative expenses (“SG&A”). For the six months ended June 30, 2024, SG&A expenses were $40.9, or 11.5% of revenues, as compared with $48.2, or 10.2% of revenues, in the prior year period. The increase in percentage of revenues is due to the lower revenues and lower leverage of fixed costs during the quarter, as SG&A has decreased on a dollar basis compared to the six months ended June 30, 2023.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Six Months Ended
	June 30, 2024	June 30, 2023	% Change
Operating (loss) income:
Rocky Mountains	$9.3	$21.7	(57.1)%
Southwest	1.9	12.9	(85.3)%
Northeast/Mid-Con	(0.1)	31.3	NM
Corporate and other	(22.8)	(27.4)	16.8%
Total operating (loss) income	$(11.7)	$38.5	(130.4)%

For the six months ended June 30, 2024, operating loss was $11.7 compared to operating income of $38.5 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $9.3, Southwest segment operating income was $1.9, and Northeast/Mid-Con segment operating loss was $0.1 for the six months ended June 30, 2024. The operating loss for the Corporate and other segment decreased slightly due to non-recurring costs related to the Greene's Acquisition in the prior year.

Income tax expense (benefit). For the six months ended June 30, 2024, income tax expense was $0.4, as compared to income tax benefit of $0.1 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net (loss) income. For the six months ended June 30, 2024, net loss was $30.2, as compared to net income of $20.8 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.
Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and noteholders, borrowings under the Company’s asset-based revolving credit facility, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”) and cash flows from operations. At June 30, 2024, we had $86.9 of cash and cash equivalents and $34.1 available on the June 2024 ABL Facility Borrowing Base Certificate, which resulted in an available liquidity position of $121.0.

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

We have taken several actions to continue to improve our liquidity position, including closing our Florida legacy headquarters and relocating all key functions to Houston, eliminating redundancies and duplicative functions throughout our operations following the QES Merger, issuing equity under our ATM Offering, executing debt-for-equity exchanges that have reduced our interest burden and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, ongoing volatility in commodity prices and increased inflation continue to affect our financial results. We believe that based on our current forecasts, our cash on hand, together with our operating cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for at least the next twelve months. Based on current trends, we believe that our liquidity beyond the next twelve months will increase as our operational results continue to improve. However, we are unable to quantify or guarantee this increase, and there can be no certainty that current trends will continue and that our liquidity and financial position will continue to improve.

We have substantial indebtedness. As of June 30, 2024, we had total outstanding long-term indebtedness of $284.9 under our ABL Facility and 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) as described in greater detail under “—ABL Facility” and “—Senior Secured Notes” below. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to satisfy our liquidity requirements and refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources and related pricing for our services, increasing inflation and government efforts to reduce inflation, the willingness of capital providers to lend to our industry, and other financial and business factors, many of which are beyond our control.

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

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature on the ABL Maturity Date (as defined below) in 2025. Borrowings under the ABL Facility bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of June 30, 2024. The effective interest rate under the ABL Facility was approximately 8.4% on June 30, 2024.

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

The ABL Facility includes a springing financial covenant which requires the Company’s FCCR to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the borrowing base. At all times during the three months ended June 30, 2024, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of June 30, 2024, the FCCR was at least 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Secured Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of the Senior Secured Notes offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of June 30, 2024 was $234.9. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1 and mature in 2025. Accrued interest related to the Senior Secured Notes was $4.6 as of June 30, 2024.

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

Capital Expenditures

Our capital expenditures were $28.8 during the six months ended June 30, 2024, compared to $26.5 in the six months ended June 30, 2023. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $50.0 and $55.0 in total capital expenditures for the year ending December 31, 2024, out of which approximately 80% is budgeted for maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

Shares of Common Stock offered and sold in the ATM Offering were issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. The Registration Statement expired on June 11, 2024 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

The Company plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three and six months ended June 30, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.2, respectively.

During the three and six months ended June 30, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $— and $0.1, respectively.

Cash Flows

Our cash flows provided by operating activities for the six months ended June 30, 2024 were approximately $11.4 as compared to approximately $51.4 provided by operating activities for the six months ended June 30, 2023. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At June 30, 2024, we had $86.9 of cash and cash equivalents. Cash on hand at June 30, 2024 decreased by $25.6, as a result of $11.4 of cash flows provided by operating activities, $22.2 of cash flows used in investing activities and $14.8 used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Six Months Ended
	June 30, 2024	June 30, 2023
Net cash flows provided by operating activities	$11.4	$51.4
Net cash flows used in investing activities	(22.2)	(16.9)
Net cash flows used in financing activities	(14.8)	(9.8)
Net change in cash	(25.6)	24.7
Cash balance end of period	$86.9	$82.1

Net cash provided by operating activities

Net cash provided by operating activities was $11.4 for the six months ended June 30, 2024, as compared to net cash provided by operating activities of $51.4 for the six months ended June 30, 2023. The lower operating cash flows were attributable to the change from a net income to a net loss position, partially offset by higher depreciation and amortization in 2024.

Net cash used in investing activities

Net cash used in investing activities was $22.2 for the six months ended June 30, 2024, as compared to net cash used in investing activities of $16.9 for the six months ended June 30, 2023. The cash flows used in investing activities for the six months ended June 30, 2024 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash used in financing activities

Net cash used in financing activities was $14.8 for the six months ended June 30, 2024, compared to net cash used in financing activities of $9.8 for the six months ended June 30, 2023. During the six months ended June 30, 2024, there were no additional borrowings under our ABL Facility and no sales under our ATM program.
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

Recent Accounting Pronouncements

We continue to evaluate any recently issued accounting pronouncements for future adoption. See Note 2 - Recent Accounting Pronouncements above for upcoming adoptions of new accounting pronouncements.

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

In connection with the preparation of this Quarterly Report for the quarter ended June 30, 2024, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2024.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended June 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2024 - April 30, 2024	974	$7.60	—	$48,859,603
May 1, 2024 - May 31, 2024	—	$—	—	$48,859,603
June 1, 2024 - June 30, 2024	—	$—	—	$48,859,603
Total	974		—
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

Date: August 8, 2024

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: August 8, 2024

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: August 8, 2024