Form 10-Q
period 2024-09-30
KLX Energy Services Holdings, Inc.
filed 2024-10-31
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2024

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

The registrant has one class of common stock, $0.01 par value, of which 16,860,336 shares were outstanding as of October 30, 2024.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	September 30, 2024	December 31, 2023
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$82.7	$112.5
Accounts receivable–trade, net of allowance of $4.6 and $5.5	124.8	127.0
Inventories, net	32.7	33.5
Prepaid expenses and other current assets	14.6	17.3
Total current assets	254.8	290.3
Property and equipment, net	207.1	220.6
Operating lease assets	18.7	22.3
Intangible assets, net	1.5	1.8
Other assets	4.7	4.8
Total assets	$486.8	$539.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$78.5	$87.9
Accrued interest	11.4	4.6
Accrued liabilities	42.6	42.7
Current portion of long-term debt	50.0	—
Current portion of operating lease obligations	6.7	6.9
Current portion of finance lease obligations	15.9	22.0
Total current liabilities	205.1	164.1
Long-term debt	235.2	284.3
Long-term operating lease obligations	12.9	16.0
Long-term finance lease obligations	29.2	36.2
Other non-current liabilities	1.9	0.4
Commitments, contingencies and off-balance sheet arrangements (Note 8)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 17.3 and 16.9 issued	0.2	0.1
Additional paid-in capital	555.9	553.4
Treasury stock, at cost, 0.5 shares and 0.4 shares	(5.8)	(5.3)
Accumulated deficit	(547.8)	(509.4)
Total stockholders’ equity	2.5	38.8
Total liabilities and stockholders’ equity	$486.8	$539.8

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$188.9	$220.6	$543.8	$694.2
Costs and expenses:
Cost of sales	142.3	166.2	422.3	520.4
Depreciation and amortization	23.9	18.9	68.9	53.0
Selling, general and administrative	21.2	18.6	62.1	66.8
Research and development costs	0.4	0.4	1.0	1.0
Impairment and other charges	—	—	0.1	—
Bargain purchase gain	—	0.1	—	(1.9)
Operating income (loss)	1.1	16.4	(10.6)	54.9
Non-operating expense:
Interest income	(0.7)	(0.7)	(2.0)	(0.9)
Interest expense	9.8	9.2	29.2	27.2
Net (loss) income before income tax	(8.0)	7.9	(37.8)	28.6
Income tax expense	0.2	0.3	0.6	0.2
Net (loss) income	$(8.2)	$7.6	$(38.4)	$28.4

Net (loss) income per share-basic	$(0.51)	$0.47	$(2.37)	$1.84
Net (loss) income per share-diluted	$(0.51)	$0.47	$(2.37)	$1.82

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2024 and September 30, 2023
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of common stock, net of cost	0.4	0.1	(0.1)	—	—	—
Net loss	—	—	—	—	(22.2)	(22.2)
Balance at March 31, 2024	17.3	$0.2	$554.1	$(5.8)	$(531.6)	$16.9
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	—	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(8.0)	(8.0)
Balance at June 30, 2024	17.3	$0.2	$555.0	$(5.8)	$(539.6)	$9.8
Restricted stock, net of forfeitures	—	—	0.9	—	—	0.9
Net loss	—	—	—	—	(8.2)	(8.2)
Balance at September 30, 2024	17.3	$0.2	$555.9	$(5.8)	$(547.8)	$2.5

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2022	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	—	—	0.7	—	—	0.7
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's Acquisition	2.4	—	34.0	—	—	34.0
Issuance of common stock, net of cost	0.1	—	(0.1)	—	—	(0.1)
Net income	—	—	—	—	9.4	9.4
Balance at March 31, 2023	16.8	$0.1	$551.9	$(5.3)	$(519.2)	$27.5
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Net income	—	—	—	—	11.4	11.4
Balance at June 30, 2023	16.8	$0.1	$552.7	$(5.3)	$(507.8)	$39.7
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Issuance of common stock, net of cost	—	—	(0.3)	—	—	(0.3)
Net income	—	—	—	—	7.6	7.6
Balance at September 30, 2023	16.8	$0.1	$553.2	$(5.3)	$(500.2)	$47.8
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2024	September 30, 2023
Cash flows from operating activities:
Net (loss) income	$(38.4)	$28.4
Adjustments to reconcile net (loss) income to net cash flows provided by operating activities
Depreciation and amortization	68.9	53.0
Impairment and other charges	0.1	—
Non-cash compensation	2.9	2.3
Amortization of deferred financing fees	1.4	1.3
Provision for inventory reserve	0.7	0.2
Change in allowance for doubtful accounts	(0.5)	0.5
Gain on disposal of property, equipment and other	(7.5)	(7.7)
Bargain purchase gain	—	(1.9)
Other	(0.3)	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	2.7	15.2
Inventories	(0.2)	(8.0)
Prepaid expenses and other current and non-current assets	10.3	17.3
Accounts payable	(11.3)	(10.8)
Other current and non-current liabilities	(0.6)	(12.4)
Net cash flows provided by operating activities	28.2	77.0
Cash flows from investing activities:
Purchases of property and equipment	(49.8)	(44.3)
Proceeds from sale of property and equipment	9.2	13.3
Cash from acquisition	—	1.1
Net cash flows used in investing activities	(40.6)	(29.9)
Cash flows from financing activities:
Purchase of treasury stock	(0.4)	(0.7)
Proceeds from stock issuance, net of costs	(0.2)	(0.4)
Payments on finance lease obligations	(16.0)	(10.0)
Payments of debt issuance costs	(0.6)	(0.5)
Proceeds from note payable	4.4	—
Change in financed payables	(4.6)	(2.5)
Net cash flows used in financing activities	(17.4)	(14.1)
Net change in cash and cash equivalents	(29.8)	33.0
Cash and cash equivalents, beginning of period	112.5	57.4
Cash and cash equivalents, end of period	$82.7	$90.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$1.1	$0.6
Interest	21.2	19.3
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

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2023, revenues and net (loss) income for the three and nine months ended September 30, 2024 and September 30, 2023 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues	$188.9	$220.6	$543.8	$706.5
Net (loss) income	(8.2)	7.6	(38.4)	28.4
NOTE 4 - Inventories, Net

Inventories consisted of the following:

	September 30, 2024	December 31, 2023
Spare parts	$21.5	$21.9
Plugs	9.2	8.3
Consumables	3.8	4.1
Other	3.3	3.7
Subtotal	37.8	38.0
Less: Inventory reserve	(5.1)	(4.5)
Total inventories, net	$32.7	$33.5

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $5.1 and $4.5 as of September 30, 2024 and December 31, 2023, respectively.

NOTE 5 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			September 30, 2024	December 31, 2023
Land, buildings and improvements	1	—	40	$36.6	$36.0
Machinery	1	—	20	286.8	259.4
Equipment and furniture	1	—	15	233.5	215.2
ROU assets - finance leases	1	—	20	86.2	84.2
Total property and equipment				643.1	594.8
Less: Accumulated depreciation				(442.5)	(382.2)
Add: Construction in progress				6.5	8.0
Total property and equipment, net				$207.1	$220.6

Depreciation expense related to non-leased fixed assets was $17.8 and $14.8 for the three months ended September 30, 2024 and 2023, respectively, and $50.7 and $42.3 for the nine months ended September 30, 2024 and 2023, respectively. Finance lease amortization expense was $5.9 and $3.9 for the three months ended September 30, 2024 and 2023, respectively, and $17.6 and $10.4 for the nine months ended September 30, 2024 and 2023, respectively.

Assets Held for Sale

As of September 30, 2024, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.3. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of September 30, 2024 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 6 - Debt
Outstanding long-term debt consisted of the following:

	September 30, 2024	December 31, 2023
Senior Secured Notes	$237.3	$237.3
ABL Facility	50.0	50.0
Total principal outstanding	287.3	287.3
Less: Unamortized debt issuance costs	(2.1)	(3.0)
Total debt	285.2	284.3
Less: Current portion of long-term debt	50.0	—
Long-term debt	$235.2	$284.3
As of September 30, 2024, long-term debt consisted of $237.3 principal amount of 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration unamortized debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of September 30, 2024 was $235.2. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest related to the Senior Secured Notes was $11.4 as of September 30, 2024.

As of September 30, 2024, the Company also had a $120.0 asset-based revolving credit facility pursuant to a senior secured credit agreement dated August 10, 2018, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”). The ABL Facility matures on the ABL Maturity Date (as defined below) in 2025.

On June 20, 2023, the Company entered into a Fourth Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extended the maturity date of the ABL Facility from September 15, 2024 to the earlier of (A) September 15, 2025 or (B) August 1, 2025, if the Company's Senior Secured Notes are still outstanding as of such date (the earlier of the foregoing item (A) or item (B), the “ABL Maturity Date”) and (ii) increased the revolving credit commitment from $100.0 to $120.0. As of September 30, 2024, the balance outstanding under the ABL Facility has been classified as a current liability.

The ABL Facility is tied to a borrowing base formula and has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the three months ended September 30, 2024, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of September 30, 2024, the FCCR was below 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

Borrowings outstanding under the ABL Facility were $50.0 as of September 30, 2024 and bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The effective interest rate under the ABL Facility was approximately 7.9% on September 30, 2024. Total letters of credit outstanding under the ABL Facility were $6.5 at September 30, 2024 and $6.4 at December 31, 2023. Accrued interest under the ABL Facility was $0.0 as of September 30, 2024.

We have funds available under the ABL Facility of $43.6 on the September 2024 ABL Facility Borrowing Base Certificate.

As of September 30, 2024, the Company had $2.7 of outstanding short-term indebtedness related to the financing of various insurance premiums.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the ABL Facility as of September 30, 2024. The fair value of the ABL Facility approximates its carrying value as of September 30, 2024.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of September 30, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	September 30, 2024	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$229.6	$—	$229.6	$—
Total Senior Secured Notes	$229.6	$—	$229.6	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Senior Secured Notes, 11.5 Percent Due 2025	$233.7	$—	$233.7	$—
Total Senior Secured Notes	$233.7	$—	$233.7	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 5 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of September 30, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	September 30, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three and nine months ended September 30, 2024 and 2023, there was no before-tax loss (gain) related to Assets Held for Sale.

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

NOTE 9 - Stockholders' Equity

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

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

The Company used the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which included funding acquisitions, capital expenditures and working capital.

During the three and nine months ended September 30, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $— and $0.2, respectively.

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

Compensation cost recognized during the three and nine months ended September 30, 2024 and September 30, 2023 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $1.0 and $0.8 for the three months ended September 30, 2024 and 2023, respectively, and $2.9 and $2.3 for the nine months ended September 30, 2024 and 2023, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $5.0 at September 30, 2024 and $4.2 at December 31, 2023.
NOTE 10 - Income Taxes

Income tax expense was $0.2 and $0.6 for the three and nine months ended September 30, 2024, respectively, and was comprised primarily of state and local taxes. Income tax benefit was $0.3 and $0.2 for the three and nine months ended September 30, 2023, respectively, and was comprised primarily of state and local taxes, offset by a deferred tax benefit recognized from a reduction in the valuation allowance related to the Greene's Acquisition. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

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

The following table presents revenues and operating income (loss) by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Revenues
Rocky Mountains	$67.9	$77.0	$174.9	$211.3
Southwest	68.6	77.8	207.9	237.5
Northeast/Mid-Con	52.4	65.8	161.0	245.4
Total revenues	188.9	220.6	543.8	694.2
Operating income (loss)
Rocky Mountains	9.7	17.7	19.0	39.4
Southwest	0.7	4.8	2.6	17.7
Northeast/Mid-Con	2.0	5.2	1.9	36.5
Corporate and other	(11.3)	(11.3)	(34.1)	(38.7)
Total operating income (loss)	1.1	16.4	(10.6)	54.9
Interest income	(0.7)	(0.7)	(2.0)	(0.9)
Interest expense	9.8	9.2	29.2	27.2
Net (loss) income before income tax	$(8.0)	$7.9	$(37.8)	$28.6

The following table presents revenues by service offering by reportable segment:

	Three Months Ended
	September 30, 2024				September 30, 2023
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$7.7	$19.4	$12.3	$39.4	$8.5	$23.8	$21.0	$53.3
Completion	37.0	31.3	33.2	101.5	41.8	36.6	34.7	113.1
Production	17.0	10.0	3.4	30.4	19.6	9.0	4.5	33.1
Intervention	6.2	7.9	3.5	17.6	7.1	8.4	5.6	21.1
Total revenues	$67.9	$68.6	$52.4	$188.9	$77.0	$77.8	$65.8	$220.6

	Nine Months Ended
	September 30, 2024				September 30, 2023
	Rocky Mountains	Southwest	Northeast /Mid-Con	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Total
Drilling	$16.6	$58.5	$44.3	$119.4	$24.2	$77.2	$70.6	$172.0
Completion	97.6	97.0	92.9	287.5	117.8	109.5	141.2	368.5
Production	44.2	28.7	11.4	84.3	49.5	25.6	14.4	89.5
Intervention	16.5	23.7	12.4	52.6	19.8	25.2	19.2	64.2
Total revenues	$174.9	$207.9	$161.0	$543.8	$211.3	$237.5	$245.4	$694.2

The following table presents total assets by segment:

	September 30, 2024	December 31, 2023
Rocky Mountains	$131.0	$135.8
Southwest	167.1	174.3
Northeast/Mid-Con	106.0	117.2
Total	404.1	427.3
Corporate and other	82.7	112.5
Total assets	$486.8	$539.8

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Rocky Mountains	$4.8	$5.8	$11.1	$11.9
Southwest	5.1	4.6	14.6	11.9
Northeast/Mid-Con	11.1	7.0	23.9	20.1
Corporate and other	—	0.4	0.2	0.4
Total capital expenditures	$21.0	$17.8	$49.8	$44.3

NOTE 12 - Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed using the weighted average common shares outstanding during the period. Diluted net (loss) income per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended September 30, 2024 and 2023, 0.7 and 0.0 million shares of the Company’s Common Stock, respectively, and for the nine months ended September 30, 2024 and 2023, 0.4 and 0.0 million shares of the Company's Common Stock, respectively, were excluded from the determination of diluted net (loss) income per common share because their effect would have been anti-dilutive. The computations of basic and diluted net (loss) income per share for the three and nine months ended September 30, 2024 and 2023 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2024	September 30, 2023	September 30, 2024	September 30, 2023
Net (loss) income	$(8.2)	$7.6	$(38.4)	$28.4
(Shares in millions)
Basic weighted average common shares	16.2	16.0	16.2	15.4
Effect of dilutive securities - dilutive securities	—	0.1	—	0.2
Diluted weighted average common shares	16.2	16.1	16.2	15.6

Basic net (loss) income per common share	$(0.51)	$0.47	$(2.37)	$1.84
Diluted net (loss) income per common share	$(0.51)	$0.47	$(2.37)	$1.82
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

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2024, as compared to our results of operations for the three and nine months ended September 30, 2023. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the ongoing war in Ukraine, further impacting global oil supply. Natural gas prices also declined in the fourth quarter of 2023, however, they rebounded in the second and third quarters of 2024. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel decreased by approximately 2.7%, to $76.43 per Bbl during the three months ended September 30, 2024, compared to the WTI average daily price per barrel of $78.53 per Bbl during the three months ended December 31, 2023. As of September 30, 2024, U.S. land rig count stood at 567, a decrease of 5.8% compared to December 31, 2023, when the U.S. rig count was 602.

Despite the slight decrease in industry metrics above for the first nine months of the year, the Company remains focused on providing the highest level of customer service across our regions and different service offerings, which has allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below). We are taking steps to hire essential personnel and increase capital expenditures as activity rebounds, but we are measured in our growth and focused on returns.

Looking ahead to the year ending December 31, 2025, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2024, WTI prices have noted a slight increase, as demand for oil and gas products persists. Currently, expectations for future oil demand per OPEC and its allies (“OPEC+”) are to increase by 1.78 million barrels next year. This persisting demand is a positive sign that might help our business grow; however, there are a number of factors that might temper demand, such as those relating to U.S. elections and international events.

In the medium term, we anticipate demand for oil and gas products to hold and even expand, as demand for energy generated from oil and gas grows across the United States. Per S&P Global, nearly 50GW of electricity generation capacity is expected to be added to the U.S. grid by 2028 to support the operations of datacenters. Per the Electric Reliability Council of Texas, generation capacity in the state is set to almost double by 2030, citing increased demand from artificial intelligence data centers and crypto-mining. In addition to domestic electricity generation, there are indications of higher demand for natural gas for export, with S&P Global projecting that feedgas demand could more than double by 2032. These and other expected developments point to increased demand for the products our services help to extract.

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

Results of Operations
Three Months Ended September 30, 2024 Compared to Three Months Ended September 30, 2023

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	September 30, 2024	September 30, 2023	% Change
Revenue:
Rocky Mountains	$67.9	$77.0	(11.8)%
Southwest	68.6	77.8	(11.8)%
Northeast/Mid-Con	52.4	65.8	(20.4)%
Total revenue	$188.9	$220.6	(14.4)%

	Three Months Ended
	September 30, 2024	September 30, 2023	% Change
Revenue:
Drilling	$39.4	$53.3	(26.1)%
Completion	101.5	113.1	(10.3)%
Production	30.4	33.1	(8.2)%
Intervention	17.6	21.1	(16.6)%
Total revenue	$188.9	$220.6	(14.4)%

For the quarter ended September 30, 2024, revenues were $188.9, a decrease of $31.7, or 14.4%, as compared with the prior year period. The overall decrease in revenues reflects a decline in industry activity and pricing during the quarter, leading to lower demand and pricing for our services. Lower weighted average price contributed to approximately 47% of the $31.7 decrease, and lower weighted average volume contributed to the remaining approximately 53%. This decrease was driven entirely by a decrease in weighted average volume. On a segment basis, Rocky Mountains segment revenue decreased by $9.1 or 11.8%. Lower weighted average price contributed to approximately 54% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 46%. Southwest segment revenue decreased by $9.2 or 11.8%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $13.4 or 20.4%. This decrease was driven entirely by a decrease in weighted average price.

Cost of sales. For the quarter ended September 30, 2024, cost of sales were $142.3, or 75.3% of sales, as compared to the three months ended September 30, 2023 of $166.2, or 75.3% of sales. Cost of sales as a percentage of revenues did not change during the quarter. The two largest components of cost of sales are labor and repair and maintenance. Although cost of sales as a percentage of revenues did not change, labor costs per employee decreased by 2.4% as compared with the three months ended September 30, 2023. Repair & maintenance costs as a percentage of revenues increased by 21.2% as compared to the three months ended September 30, 2023, largely due to the lower pricing during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended September 30, 2024, SG&A expenses were $21.2, or 11.2% of revenues, as compared with $18.6, or 8.4% of revenues, in the prior year period. The increase in percentage of revenues is due to the more fixed cost nature of our SG&A costs which decreased at a slower pace than revenues, as SG&A has decreased on a dollar basis compared to the three months ended September 30, 2023.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Three Months Ended
	September 30, 2024	September 30, 2023	% Change
Operating income (loss):
Rocky Mountains	$9.7	$17.7	(45.2)%
Southwest	0.7	4.8	(85.4)%
Northeast/Mid-Con	2.0	5.2	(61.5)%
Corporate and other	(11.3)	(11.3)	—%
Total operating income	$1.1	$16.4	(93.3)%

For the quarter ended September 30, 2024, operating income was $1.1 compared to operating income of $16.4 in the prior year period, primarily due to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $9.7, Southwest segment operating income was $0.7, and Northeast/Mid-Con segment operating income was $2.0 for the three months ended September 30, 2024. The operating loss for the Corporate and other segment was consistent with prior year.

Income tax expense. For the quarter ended September 30, 2024, income tax expense was $0.2, as compared to income tax expense of $0.3 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net (loss) income. For the quarter ended September 30, 2024, net loss was $8.2, as compared to net income of $7.6 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Results of Operations
Nine Months Ended September 30, 2024 Compared to Nine Months Ended September 30, 2023

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Nine Months Ended
	September 30, 2024	September 30, 2023	% Change
Revenue:
Rocky Mountains	$174.9	$211.3	(17.2)%
Southwest	207.9	237.5	(12.5)%
Northeast/Mid-Con	161.0	245.4	(34.4)%
Total revenue	$543.8	$694.2	(21.7)%

	Nine Months Ended
	September 30, 2024	September 30, 2023	% Change
Revenue:
Drilling	$119.4	$172.0	(30.6)%
Completion	287.5	368.5	(22.0)%
Production	84.3	89.5	(5.8)%
Intervention	52.6	64.2	(18.1)%
Total revenue	$543.8	$694.2	(21.7)%

For the nine months ended September 30, 2024, revenues were $543.8, a decrease of $150.4, or 21.7%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity and pricing during the nine-month period, leading to lower demand for our services. Lower weighted average price contributed to approximately 20% of the $150.4 decrease, and lower weighted average volume contributed to the remaining approximately 80%. On a segment basis, Rocky Mountains segment revenue decreased by $36.4 or 17.2%. Lower weighted average price contributed to approximately 1% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 99%. Southwest segment revenue decreased by $29.6 or 12.5%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $84.4 or 34.4%. Lower weighted average price contributed to approximately 68% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 32%.

Cost of sales. For the nine months ended September 30, 2024, cost of sales were $422.3, or 77.7% of sales, as compared to the nine months ended September 30, 2023 of $520.4, or 75.0% of sales. Cost of sales as a percentage of revenues increased primarily due to a decrease in pricing which led to lower operating leverage of fixed costs during the nine-month period ended September 30, 2024. The two largest components of cost of sales are labor and repair and maintenance. Although cost of sales as a percentage of revenues increased, labor costs per employee decreased by 10.9% as compared with the nine months ended September 30, 2023. Repair & maintenance costs as a percentage of revenues increased by 20.9% as compared to the nine months ended September 30, 2023, largely due to the lower pricing during the nine-month period.

Selling, general and administrative expenses (“SG&A”). For the nine months ended September 30, 2024, SG&A expenses were $62.1, or 11.4% of revenues, as compared with $66.8, or 9.6% of revenues, in the prior year period. The increase in percentage of revenues is due to the more fixed cost nature of our SG&A costs which decreased at a slower pace than revenues during the nine-month period, as SG&A has decreased on a dollar basis compared to the nine months ended September 30, 2023.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Nine Months Ended
	September 30, 2024	September 30, 2023	% Change
Operating (loss) income:
Rocky Mountains	$19.0	$39.4	(51.8)%
Southwest	2.6	17.7	(85.3)%
Northeast/Mid-Con	1.9	36.5	(94.8)%
Corporate and other	(34.1)	(38.7)	11.9%
Total operating (loss) income	$(10.6)	$54.9	NM*
*NM = Not Meaningful

For the nine months ended September 30, 2024, operating loss was $10.6 compared to operating income of $54.9 in the prior year period, due primarily to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $19.0, Southwest segment operating income was $2.6, and Northeast/Mid-Con segment operating income was $1.9 for the nine months ended September 30, 2024. The operating loss for the Corporate and other segment decreased slightly due to non-recurring costs related to the Greene's Acquisition in the prior year.

Income tax expense. For the nine months ended September 30, 2024, income tax expense was $0.6, as compared to income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net (loss) income. For the nine months ended September 30, 2024, net loss was $38.4, as compared to net income of $28.4 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.
Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and noteholders, borrowings under the Company’s asset-based revolving credit facility, as amended by the ABL Amendment (as defined below) and other amendments (the “ABL Facility”) and cash flows from operations. At September 30, 2024, we had $82.7 of cash and cash equivalents and $43.6 available on the September 2024 ABL Facility Borrowing Base Certificate, which resulted in a liquidity position of $126.3.

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

We have taken several actions to continue to improve our liquidity position, including closing our Florida legacy headquarters and relocating all key functions to Houston, eliminating redundancies and duplicative functions throughout our operations following the QES Merger, issuing equity under our ATM Offering, executing debt-for-equity exchanges that have reduced our interest burden and monetizing non-core and obsolete assets. We actively manage our capital spending and are focused primarily on required maintenance spending. Additionally, ongoing volatility in commodity prices and increased inflation continue to affect our financial results. We believe that based on our current forecasts, our cash on hand, together with our operating cash flows, will provide us with the ability to fund our operations, including planned capital expenditures, for the next twelve months.

We have substantial indebtedness. As of September 30, 2024, we had total outstanding long-term indebtedness of $285.2 under our ABL Facility and 11.5% senior secured notes due 2025 (the “Senior Secured Notes”) as described in greater detail under “—ABL Facility” and “—Senior Secured Notes” below, including $50.0 in current portion of long-term indebtedness. Our ABL Facility matures on the ABL Maturity Date (as defined below) and our Senior Secured Notes mature on November 1, 2025. Our ability to pay the principal and interest on our long-term debt and to satisfy our other liabilities will depend on our financial condition and future operating performance and our ability to refinance our debt as it becomes due, which in turn will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources and related pricing for our services, increasing inflation and government efforts to reduce inflation, the condition of the public and private debt markets and the willingness of capital providers to lend to our industry, and other financial and business factors, many of which are beyond our control.

As of September 30, 2024, we do not have enough cash on hand to redeem the $237.3 principal amount of Senior Secured Notes due November 1, 2025. The Company currently plans to satisfy these obligations by refinancing part or all of the Senior Secured Notes, including potentially using in part its cash reserves, seeking additional sources of capital, selling assets or a combination thereof. Any refinancing of our debt may involve the issuance of additional equity or convertible debt securities that could result in dilution to the Company’s stockholders. The Company’s ability to successfully execute these plans is dependent on our financial condition and operating performance, which are subject to prevailing economic and competitive conditions and certain financial, business and other market factors, many of which are beyond the Company’s control. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage.

ABL Facility

We entered into a $100.0 ABL Facility on August 10, 2018. The ABL Facility became effective on September 14, 2018 and is scheduled to mature on the ABL Maturity Date in 2025. Borrowings under the ABL Facility bear interest at a rate equal to Term SOFR (as defined in the ABL Facility) plus the Applicable Margin (as defined in the ABL Facility). The ABL Facility is tied to a borrowing base formula and the ABL Facility has no maintenance financial covenants as long as the minimum level of borrowing availability is maintained. The ABL Facility is secured by, among other things, a first priority lien on our accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the ABL Facility as of September 30, 2024 and classified as a current liability given the current maturity date. The effective interest rate under the ABL Facility was approximately 7.9% on September 30, 2024.

On June 20, 2023, the Company entered into a Fourth Amendment to the ABL Facility, with certain of its subsidiaries party thereto, as guarantors, with JPMorgan Chase Bank, N.A., as administrative agent, collateral agent and an issuing lender, and the other lenders and issuing lenders party thereto from time to time (the “ABL Amendment”).

The ABL Amendment, among other things, (i) extended the maturity date of the ABL Facility from September 15, 2024 to the earlier of (A) September 15, 2025 or (B) August 1, 2025, if the Company's Senior Secured Notes are still outstanding as of such date (the earlier of the foregoing item (A) or item (B), the “ABL Maturity Date”) and (ii) increased the revolving credit commitment from $100.0 to $120.0. As of September 30, 2024, the balance outstanding under the ABL Facility has been classified as a current liability.

The ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio (“FCCR”) to be at least 1.0 to 1.0 if availability falls below the greater of $15.0 or 20.0% of the line cap. At all times during the three months ended September 30, 2024, availability exceeded this threshold, and the Company was not subject to this financial covenant. As of September 30, 2024, the FCCR was below 1.0 to 1.0, and the Company was in full compliance with the ABL Facility.

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

Senior Secured Notes

In conjunction with the acquisition of Motley in 2018, we issued $250.0 principal amount of the Senior Secured Notes offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the Senior Secured Notes, total debt related to the Senior Secured Notes as of September 30, 2024 was $235.2. The Senior Secured Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1 and mature in 2025. Accrued interest related to the Senior Secured Notes was $11.4 as of September 30, 2024.

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

Capital Expenditures

Our capital expenditures were $49.8 during the nine months ended September 30, 2024, compared to $44.3 in the nine months ended September 30, 2023. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $55.0 and $60.0 in total capital expenditures for the year ending December 31, 2024, out of which approximately 80% is budgeted for maintenance capital spending. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. Under the terms of the Equity Distribution Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold.

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

The Company used the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which included funding acquisitions, capital expenditures and working capital.

During the three and nine months ended September 30, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $— and $0.2, respectively.

During the three and nine months ended September 30, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.4, respectively.

Cash Flows

Our cash flows provided by operating activities for the nine months ended September 30, 2024 were approximately $28.2 as compared to approximately $77.0 provided by operating activities for the nine months ended September 30, 2023. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At September 30, 2024, we had $82.7 of cash and cash equivalents. Cash on hand at September 30, 2024 decreased by $29.8, as a result of $28.2 of cash flows provided by operating activities, $40.6 of cash flows used in investing activities and $17.4 used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Nine Months Ended
	September 30, 2024	September 30, 2023
Net cash flows provided by operating activities	$28.2	$77.0
Net cash flows used in investing activities	(40.6)	(29.9)
Net cash flows used in financing activities	(17.4)	(14.1)
Net change in cash	(29.8)	33.0
Cash balance end of period	$82.7	$90.4

Net cash provided by operating activities

Net cash provided by operating activities was $28.2 for the nine months ended September 30, 2024, as compared to net cash provided by operating activities of $77.0 for the nine months ended September 30, 2023. The lower operating cash flows were attributable to the change from a net income to a net loss position, partially offset by higher depreciation and amortization in 2024.

Net cash used in investing activities

Net cash used in investing activities was $40.6 for the nine months ended September 30, 2024, as compared to net cash used in investing activities of $29.9 for the nine months ended September 30, 2023. The cash flows used in investing activities for the nine months ended September 30, 2024 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash used in financing activities

Net cash used in financing activities was $17.4 for the nine months ended September 30, 2024, compared to net cash used in financing activities of $14.1 for the nine months ended September 30, 2023. During the nine months ended September 30, 2024, there were no additional borrowings under our ABL Facility and no sales under our ATM program.
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

Evaluation of Disclosure Controls and Procedures

We have established disclosure controls and procedures that are designed to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Securities Exchange Act of 1934, (as amended, the “Exchange Act”) is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to provide reasonable assurance that information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including its principal executive and principal financial officers (who are our Chief Executive Officer and Chief Financial Officer, respectively), or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met.

In connection with the preparation of this Quarterly Report for the quarter ended September 30, 2024, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2024.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended September 30, 2024:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2024 - July 31, 2024	—	$—	—	$48,859,603
August 1, 2024 - August 31, 2024	—	$—	—	$48,859,603
September 1, 2024 - September 30, 2024	—	$—	—	$48,859,603
Total	—		—
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

During the three months ended September 30, 2024, except as set forth in the table below, no directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

	Action	Date	Trading Arrangement		Total Shares to be Sold(3)	Arrangement Expiration Date(4)
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
Keefer M. Lehner (Executive Vice President and Chief Financial Officer)	Adopt	September 26, 2024	X		13,000	March 26, 2025
(1) Intended to satisfy the affirmative defense of Rule 10b5-1(c).
(2) Not intended to satisfy the affirmative defense of Rule 10b5-1(c).
(3) Represents the maximum number of shares that may be sold pursuant to the 10b5-1 trading arrangement. The actual number of shares sold will be dependent on the terms of, and satisfaction of the conditions as set forth in, the written plan.
(4) Or when the execution of all trades contemplated by the written plan is completed, whichever is earlier.

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

Date: October 31, 2024

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: October 31, 2024

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: October 31, 2024