Form 10-K
period 2024-12-31
KLX Energy Services Holdings, Inc.
filed 2025-03-13
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2024
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

As of June 30, 2024, the aggregate market value of the registrant’s common stock held by non‑affiliates was approximately $72.4 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The registrant has one class of common stock, $0.01 par value, of which 17,403,369 shares were outstanding as of February 28, 2025.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on May 7, 2025, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2024, are incorporated by reference in Part III.

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
•our liquidity levels and the need to obtain additional capital or financing, and the availability and/or cost of obtaining such capital or financing;
•limitations originating from our organizational documents, debt instruments and U.S. federal income tax obligations may impact our financial flexibility, our ability to engage in strategic transactions or our ability to declare and pay cash dividends on our common stock, par value $0.01 per share (“Common Stock”);
•changes in supply, demand and costs of equipment, including as a result of tariffs;
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
•the market environment and impacts resulting from a global pandemic and subsequent variants;

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
•We have substantial indebtedness, and our ability to repay such indebtedness as it becomes due will depend on our future operating performance.
•Our significant level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities. The indenture that governs our Senior Secured Floating Rate Cash / PIK Notes due 2030 (the “2030 Senior Notes”) and the credit agreement that governs our asset-based lending facility (the “New ABL Facility”) have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.
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
•Tariffs and other trade measures could adversely affect our business, results of operations, financial position and cash flows.

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

The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the novel coronavirus (“COVID-19”) pandemic and increasing demand for oil and gas. Average oil prices and natural gas prices and activity subsequently decreased in 2023 and in 2024. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. Global supply and demand factors may continue to result in commodity price volatility.

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

As of December 31, 2024, our market share of the U.S. onshore drilling market was 4.9%, as compared to 6.0% as of December 31, 2023, as measured by the number of rigs we have worked on during the year as a proportion of the total number of rigs published by Baker Hughes. We intend to continue to re-deploy additional directional drilling capacity into 2025, as market conditions warrant.

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
•fishing services;
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

As of December 31, 2024, we had a fleet of 39 coiled tubing units, 21 of which are large diameter coiled tubing units, across our geographical regions. Over time, when the industry recovers, we anticipate that our investments in large diameter coil tubing spreads will allow us to increase our share of spend as the large diameter coil tubing pulls through asset light services such as thru-tubing and pressure control services, while leveraging our enhanced cost structure.

Last year we continued to optimize the quality and performance of our magnesium alloy based line of dissolvable hydraulic fracturing plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional hydraulic fracturing plug but without the need for bottom hole intervention for removal. Our latest generation dissolvable frac plug, the PhantM™, has been deployed successfully across major U.S. oil and natural gas basins in now more than 1,200 wells by more than 70 customers. Our PhantM™ plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 350 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

The Company has 62 wireline units in the fleet and 27, or 44%, are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with high quality pump down services. Four of the 27 plug-and-perf units are our new Whisper™ Series units. These specialized units are electric/battery-powered and support our and our customers' sustainability efforts by reducing carbon footprint and noise levels. Additionally, the significant fuel savings due to the units being electrically powered make these units more cost effective to operate. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers.

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

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to major, large independent and regional oil and natural gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 610 customers within North America. Revenues from our five largest customers collectively represented approximately 31% of our revenues for the year ended December 31, 2024. No single customer accounted for more than 10% of our revenues during the year.

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

Suppliers and Procurement

We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment and, as of December 31, 2024, no single supplier accounted for more than 10% of our total supply and procurement costs. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

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

Comprehensive Environmental Response, Compensation, and Liability Act
CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. The EPA has the power to make additional substances subject to CERCLA and RCRA, including certain Per- and Polyfluorinated Substances (PFAS). For example, in May 2024, the EPA adopted a final rule to list two PFAS (i.e., PFOA and PFOS) as CERCLA hazardous substances, which could result in additional remediation costs at certain properties in the future and could impose additional costs on some of our customers. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

Endangered Species Act and Migratory Bird Treaty Act

The ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species’ habitat. The U.S. Fish and Wildlife Service (“FWS”) has the ability to designate additional species as protected by the ESA and alter the areas designated as habitat for such species. For example, FWS recently published a rule listing two distinct population segments of the Lesser Prairie Chicken under the ESA, a species found in some states where we operate. Further, in May 2024, FWS listed the Dunes Sagebrush Lizard as an endangered species under the ESA. The listing of the Dunes

Sagebrush Lizard or designation of its habitat could impact the availability of frac sand used by our customers. Additionally, in April 2023, the FWS published a proposed rule to list the Greater Sage Grouse as threatened under the ESA. Both the Dunes Sagebrush Lizard and the Greater Sage Grouse can be found in some areas where we and our customers operate. While we cannot predict the outcome of these or any other future proposed or finalized listings, or whether the Trump Administration may take action that would impact any currently listed species or otherwise change the compliance obligations under ESA implementing regulations, the designation of previously unidentified endangered or threatened species, or other agency actions aimed at species conservation could indirectly cause us to incur additional costs, cause our or our oil and natural gas E&P customers' operations to become subject to operating restrictions or bans, result in new difficulties obtaining permits or other authorizations, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

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

National Environmental Policy Act

E&P activities on federal lands may be subject to review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. Approvals necessary for our customers to operate on federal or Tribal land are subject to NEPA. The NEPA review process has the potential to delay the permitting and subsequent development of oil and natural gas projects. NEPA requirements have been subject to or influenced by regulations and guidance from the Council on Environmental Quality (“CEQ”), and the CEQ’s requirements and guidance for such reviews have altered several times during the past few years under different administrations, and are likely to continue to change. For example, in January 2023 the CEQ issued new guidance on consideration of greenhouse gas ("GHG") emissions and climate change in NEPA environmental reviews. The guidance followed the publication of a final rule in April 2022 revoking some modifications made to the regulations under the first Trump Administration and reincorporating consideration of direct, indirect, and cumulative effects of major federal actions. It is uncertain to what extent the Trump Administration may take action to revise or revoke existing NEPA guidance.

In May 2024, the CEQ finalized a rule that revises the implementing regulations of the procedural provisions of NEPA and implements the amendments to NEPA included in the Fiscal Responsibility Act of 2023. The final rule is being challenged by various states in the U.S. District Court for the District of North Dakota, and in February 2025, the court issued an order vacating the May 2024 rule after determining that the CEQ lacks authority to issue binding NEPA regulations. In November 2024, the U.S. Court of Appeals for the D.C. Circuit similarly determined that the CEQ lacks authority to issue binding NEPA regulations. As a result of these rulings and the change in the U.S. presidential administration, there is uncertainty with respect to current and future requirements for NEPA analyses. While we cannot predict the ultimate impact of these legal challenges to the NEPA-implementing regulations or subsequent changes in the regulations, any restrictions or delays on our customers’ operations as a result of permitting or environmental impact analysis regulatory requirements could in turn adversely impact demand for our products and services.

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

Transportation Safety and Compliance

Operating a fleet of over 1,500 vehicles, we are subject to regulation as a motor carrier by the U.S. Department of Transportation (the “DOT”) and analogous state agencies, which requires us to comply with a number of federal and state laws and regulations, including the Federal Motor Carrier Safety Regulations and Hazardous Material Regulations for interstate travel, and comparable state regulations for intrastate travel. These regulatory authorities exercise broad powers, governing activities such as the authorization to engage in motor carrier operations, regulatory safety, equipment testing, driver requirements and specifications, and insurance requirements. The trucking industry is subject to possible regulatory and legislative changes that may affect the economics of the industry by requiring changes in operating practices (including for example, changes in fuel emissions limits, hours of service regulations that govern the amount of time a driver may drive or work in any specific period and limits on vehicle weight and size) or by reducing the demand for common or contract carrier services or the cost of providing truckload services. Additional regulatory initiatives may be pursued relating to fuel quality, engine efficiency and GHG emissions, which could further increase our costs due to truck purchases and maintenance, impairment of equipment productivity, decreases in the residual value of vehicles, unpredictable fluctuations in fuel prices and increases in operating expenses. Our operations, including routing and weight restrictions, could be affected by road construction, road repairs, detours and state and local regulations and ordinances restricting access to certain roads and our increased truck traffic could contribute to deteriorating road conditions in some areas. Also, state and local regulation of permitted routes and times on specific roadways could adversely affect our operations. We cannot predict whether, or in what form, any legislative or regulatory changes or municipal ordinances applicable to our logistics operations will be enacted and to what extent any such legislation or regulations could increase our costs or otherwise adversely affect our business or operations. Moreover, substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with laws and regulations relating to the safe operation of commercial motor vehicles.

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

There continues to be uncertainty on the federal government's applicable jurisdictional reach under the CWA over “waters of the United States”, including wetlands, as the EPA and the Corps under the Obama, Trump and Biden Administrations have pursued multiple rulemakings since 2015 in an attempt to define the scope of such reach. While the EPA and Corps under the Trump Administration issued a final rule in January 2021 narrowing federal jurisdictional reach over waters of the United States, the EPA and the Corps under President Biden issued a new rule in January 2023, the EPA and the Corps released a final revised definition of “waters of the United States” that again broadened federal jurisdiction over these waters. Judicial developments add further uncertainty as the Supreme Court invalidated certain parts of the January 2023 rule, resulting in a revised rule being issued in September 2023. Due to the injunction of the rule in certain states, the implementation of the September 2023 rule currently varies by state. The Trump Administration may seek to take additional action with respect to these regulations, although the substance and the timing of such action cannot be predicted.

To the extent the scope of the CWA's jurisdiction continues to change and expand in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce our customers’ rate of production of oil and gas and reduce the demand for our products and services.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us or our customers to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example in 2015, the EPA lowered the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone from 75 to 70 parts per billion. Since that time, the EPA has issued area designations with respect to ground-level ozone and, on December 31, 2020, published notice of a final action that, upon conducting a periodic review of the ozone standard in accord with CAA requirements, elected to retain the 2015 ozone NAAQS without revision on a going-forward basis. However, several groups challenged the December 2020 decision, and, in October 2021, the EPA announced it would reconsider the decision. A draft assessment released in April 2022 indicated a preliminary conclusion that the December 2020 decision would stand, but uncertainty remains until a final decision is released. In August 2023, the EPA announced a new review of the ozone NAAQS. The EPA's review remains ongoing and is not expected to be completed before the EPA's five-year cycle for NAAQS review in December 2025. More recently, in December 2024, the EPA issued a rule to revise the secondary NAAQS for sulfur oxides, but retained without revision the secondary standards for oxides of nitrogen and particulate matter. State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

The threat of climate change continues to attract considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.

The U.S. Congress has not adopted comprehensive climate change legislation but did impose the first-ever fee on the emission of GHGs through a methane emissions charge. The Inflation Reduction Act of 2022 (“IRA”) amends the CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. While we will not be required to pay this fee, some of our customers may. The methane emissions charge, starting in calendar year 2024 at $900 per ton of methane, will increase to $1,200 in 2025 and be set at $1,500 for 2026 and each year after. In November 2024, the EPA finalized a rule, applicable to oil and gas facilities that emit more than 25,000 metric tons of CO2 per year, to implement the methane emissions fee provisions of the IRA. The IRA also directed the EPA to revise GHG reporting requirements for segments of the oil and gas sector, including portions of our customer base, and in May 2024, the EPA finalized updates to the reporting requirements which will also impact the calculation of the methane emissions fee. We cannot predict whether, how, or when the Trump Administration or a future Congress might take action to alter either of these rules. The methane emissions charge and GHG reporting revisions could increase our customers' operating or compliance costs and adversely affect their businesses, thereby reducing demand for our products and services.

Additionally, the IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. However, in January 2025, President Trump issued an executive order pausing certain funding disbursements under the IRA; the potential impact of this action and any future similar attempts to limit the incentives under the IRA are uncertain. Although the President's action was challenged in court, to the extent funding disbursements under the IRA continue or any future similar legislation begins to provide such incentives, these incentives could accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, reduce demand for our customers’ products, and thereby reduce demand for our services.

The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. EPA has also announced enforcement initiatives aimed at reducing GHG emissions from the oil and gas sector, although the extent to which these initiatives will change under the Trump Administration is uncertain.

In December 2023, the EPA issued a final rule and establishing more stringent methane regulations for new, modified, and reconstructed facilities in the oil and gas sector, known as Quad Ob, as well as standards for existing sources for the first time ever, known as Quad Oc. While these regulations do not apply directly to our operations, they will apply to many of our customers. Under the final rules, states have two years to prepare and submit their plans to impose methane emission controls on existing sources and may take up to an additional three years to implement requirements. The presumptive standards established under the final rule are generally the same for both new and existing sources and include enhanced leak detection survey requirements using optical gas imaging and other advanced monitoring to encourage the deployment of innovative technologies to detect and reduce methane emissions, reduction of emissions by 95% through capture and control systems, zero-emission requirements for certain devices, limitations on flaring, and the establishment of a “super emitter” response program that allows third parties to make reports to the EPA of large methane emission events, triggering certain investigation and repair requirements. Fines and penalties for violations of these rules can be substantial. The final rule is currently being challenged by 23 states and a coalition of industry groups in the U.S. Circuit Court of Appeals for the D.C. Circuit. During this challenge, Quad Ob remains in effect and we cannot predict the outcome or impact this case may have on the rule at this time. The Trump Administration may also take action to alter the methane rule, but we cannot predict whether such action will occur or its timing.

In addition, some states where we operate, such as New Mexico and Colorado, have also imposed new or more stringent methane emission regulations. The requirements of the EPA’s final methane rules and state methane emissions regulations could increase operating or compliance costs for our customers in these states and impact demand for our services.

Additionally, various states and groups of states have adopted or are considering adopting legislation, regulations or other regulatory initiatives that are focused on such areas as GHG cap and trade programs, carbon taxes, reporting and tracking programs, and restriction of emissions. At the international level, the United Nations-sponsored Paris Agreement is a non-binding agreement for nations to limit their GHG emissions through individually-determined reduction goals every five years after 2020. President Biden recommitted the United States to the Paris Agreement in January 2021 and announced in April 2021 a new, more rigorous nationally determined emissions reduction level of 50 percent to 52 percent from 2005 levels in economy-wide net GHG emissions by 2030. Subsequent United Nations climate conferences have called for additional action to transition away from fossil fuels and control or otherwise reduce GHG emissions, though none have been legally binding. The Trump Administration, however, has signed an executive order in January 2025 to re-withdraw from the Paris Agreement, and the United States' participation in future United Nations climate-related conferences cannot be predicted at this time.

Governmental, scientific, and public concern over the threat of climate change arising from GHG emissions has resulted in federal political risks in the United States under the Biden Administration. There has also been action at the state level related to GHG emissions. For example, both New York and Vermont have enacted "climate superfund" laws which seek to require compensatory payments from certain entities in the fossil fuel industry, including extractors and refiners, who are responsible for a certain amount of annual GHG emissions. While these laws have been or are expected to be challenged, and neither are directly applicable to our business, they could result in significant financial obligations to our customers. Additionally, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. Both laws are vague and potentially broad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws would begin in 2026. Currently, the ultimate impact of these laws on our business is uncertain— both laws have been challenged in court and while the outcome of the challenges is uncertain at this time, the judge in the case declined to grant a temporary injunction of the laws while the litigation moves forward. Absent clarification or revisions to the California laws, implementation may result in additional costs to comply with these disclosure requirements for us or our customers, as well as increased costs of and restrictions on access to capital for us or our customers. Separately, these and other enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Additionally, climate change and ESG policies may impact the Company or our customers’ access to capital. Certain shareholders and bondholders currently invested in fossil-fuel energy companies are concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practice that favors "clean" power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. Many of the largest U.S. banks have made "net zero" carbon emission commitments and, while some of the commitments may be in flux, certain of the banks have announced that they will be assessing financed emissions across their portfolios and taking steps to quantify and reduce those emissions. These and other developments in the financial sector could lead to some lenders restricting access to capital for or divesting from certain industries or companies, including the oil and gas sector, or requiring that borrowers take additional steps to reduce their GHG emissions. Additionally, there is the possibility that financial institutions will be pressured or required to adopt policies that limit funding for fossil fuel energy companies. However, this trend has waned more recently. While we cannot predict how or to what extent sustainable lending and investment practice may impact our operations, a material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services.

In March 2024, the SEC finalized a rule that requires registrants to make certain climate-related disclosures in registration statements and annual reports, including their governance of climate-related risks; material climate-related impacts on strategy, outlook and business model; climate risk management; Scope 1 and 2 GHG emissions under certain circumstances; and if the registrant has set them, climate-related targets and goals. The SEC's final rule is being challenged in the U.S. Court of Appeals for the Eighth Circuit and the implementation of the rule has been voluntarily stayed by the SEC pending the outcome of the legal challenge and may be revisited by the SEC in the future. The SEC has previously announced that it is scrutinizing existing climate-change related disclosures in public filings, increasing the potential for enforcement if the SEC were to allege that an issuer's existing climate disclosures were misleading or deficient, although this focus is subject to change. We cannot predict the impact that any future climate-related disclosure rule, if finalized, would have on our operations. To the extent that requirements or enforcement initiatives impose significant additional costs on us or our customers, we could be negatively impacted by the SEC’s regulatory or enforcement actions.

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

At the federal level, the EPA has asserted federal regulatory authority over certain hydraulic fracturing activities involving the use of diesel fuels and regarding certain wastewater discharges from onshore unconventional oil and gas extraction facilities under the Safe Drinking Water Act. In late 2016, the EPA also released its final report on the potential impacts of hydraulic fracturing on drinking water resources, concluding that "water cycle" activities associated with hydraulic fracturing may impact drinking water resources under certain circumstances. The federal Bureau of Land Management has issued rules governing hydraulic fracturing activities on federal lands, and the drilling and completion of oil and gas wells, including hydraulic fracturing operations, are subject to federal, state and local regulation on federal lands.

The U.S. Congress has from time to time considered but refused to adopt federal legislation regarding hydraulic fracturing including considering amending the current exemption for hydraulic fracturing operations that do not include fracturing fluids that contain diesel fuel under the Safe Drinking Water Act’s Underground Injection Control program. The Biden Administration pursued various legislative and regulatory initiatives to restrict hydraulic fracturing activities on federal lands. These or similar actions, if taken in the future, could impose additional hydraulic fracturing limitations on our customers that could ultimately result in decreased demand for our products and services.

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

Seismic Events and Water Availability

Wells used for the disposal by injection of flowback water or certain other oilfield fluids below ground into non-producing formations have been associated with an increased number of seismic events, with research suggesting that the link between seismic events and wastewater disposal may vary by region and local geology. The U.S. geological survey has identified six states with the most significant hazards from induced seismicity, which includes Oklahoma, Kansas, Texas, Colorado, New Mexico, and Arkansas. In response to these concerns, regulators in some states have adopted additional requirements related to seismicity and its potential association with hydraulic fracturing. For example, Texas and Oklahoma have issued rules for wastewater disposal wells that impose certain permitting and operating restrictions and reporting requirements on disposal wells in proximity to faults. Texas and Oklahoma have also issued orders or other directives, from time to time, requesting or even compelling operators of certain wells where seismic incidents have occurred to restrict or suspend disposal well operations. Another consequence of seismic events may be lawsuits alleging that disposal well operations have caused damage to neighboring properties or otherwise violated state and federal rules regulating waste disposal.

Finally, water is an essential component of shale oil and natural gas production during both the drilling and hydraulic fracturing processes. Our customers' access to water to be used in these processes may be adversely affected due to reasons such as changes in regulations, weather patterns due to climate change, periods of extended drought, private, third-party competition for water in localized areas or the implementation of local or state governmental programs to monitor or restrict the beneficial use of water subject to their jurisdiction for hydraulic fracturing to assure adequate local water supplies.

Employees

As of December 31, 2024, we had approximately 1,726 employees. Approximately 89% of our employees are engaged in operations, quality and purchasing, 4% in sales and marketing and 7% in finance, human resources, IT, management and general administration. Our employees are not unionized, and we consider our employee relations to be good.

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

Investing in our Common Stock involves a high degree of risk. You should carefully consider the information in this Annual Report, including the matters addressed under “Cautionary Statement Regarding Forward-Looking Statements” and the following risks before making an investment decision. If any of the following risks or uncertainties or any other risks or uncertainties of which we are currently unaware actually occur, or if any of our underlying assumptions prove to be incorrect, our business, financial condition and results of operations could be materially adversely affected. The trading price of our Common Stock could decline due to any of these risks, and you may lose all or part of your investment.

Risks Relating to Our Business

Our business depends on domestic capital spending by the oil and natural gas industry, and reductions in capital spending could have a material adverse effect on our business, financial condition and results of operations.

Our revenues are generated primarily from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Average oil prices and natural gas prices and activity subsequently decreased in 2023 and 2024 compared to 2022, with average oil prices and activity stabilizing in late 2023 and natural gas prices continuing to decrease through the end of 2024. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. However, an unexpected slowdown in economic activity may result in lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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

Historically, prices for oil and natural gas have been extremely volatile and are expected to continue to be volatile. During the past five years, West Texas Intermediate (“WTI”) has ranged from a low of $(36.98) per barrel (“Bbl”) in April 2020 to a high of $123.64 per Bbl in March 2022. As of December 31, 2024, WTI closed at $72.44 per Bbl, a 0.8% increase compared to the closing price of WTI on December 31, 2023. On February 3, 2025, WTI closed at $73.52 per Bbl.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, price reductions or increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including initiatives introduced by the Trump Administration and resulting energy and environmental policies, war or other military conflict, including the continuing conflict between Russia and Ukraine, and conditions in the U.S. oil and gas industry and the resulting demand for domestic land oilfield services.

If the prices of oil and natural gas continue to be volatile or decline, our business, financial condition and results of operations may be materially and adversely affected.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

Although oil prices have increased since the COVID-19 pandemic, the industry has still not fully recovered, and is currently still at a lower rig count than before the COVID-19 pandemic. We cannot assure you these conditions will not continue to exist throughout 2025. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers. A prolonged period of economic slowdown and/or recession in the United States, particularly if coupled with a prolonged slowdown in the E&P industry, would materially and adversely impact our business, financial condition and results of operations.

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

A continued recession or long-term market correction could further materially affect the value of our Common Stock, affect our access to capital and affect our business in the near and long-term. The borrowing base of our New ABL Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services.

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

The U.S. inflation rate began increasing significantly in 2021 and has remained at an elevated level as of year-end 2024. Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has resulted in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates several times in an effort to curb inflationary pressure on the costs of goods and services across the United States, including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve reduced benchmark interest rates by 75 basis points in late 2024, it has recently announced a pause on interest rate cuts. To the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass through the cost increases to our customers, would negatively impact our business, financial condition and results of operations.

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

Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the year ended December 31, 2024, no single customer accounted for more than 10% of our revenues. Our top five customers for the year ended December 31, 2024 together accounted for approximately 31% of our revenues. A reduction in purchases of our products and services by, or the loss of, one of our larger customers for any reason, such as the current industry conditions and economic downturn, insolvency of a customer, decreased production, changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, or failure to adequately service our clients, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business was created largely through a series of acquisitions, including the Greene's Acquisition (as defined below). We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions and conduct due diligence activities and, where appropriate, engage in acquisition negotiations, some of which could be material to us. Our ability to continue to achieve our goals may depend upon our ability to effectively identify attractive businesses, access financing sources on acceptable terms, negotiate favorable transaction terms and successfully integrate any businesses we acquire, achieve cost efficiencies and manage these businesses as part of our company.

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

Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate such acquired businesses. The 2030 Senior Notes Indenture (as defined below) permits us to incur additional pari passu indebtedness up to $150.0 within twelve months of the Refinancing (as defined below) to, among other things, consummate permitted acquisitions and investments, subject to the terms and conditions contained therein. Beyond twelve months, we may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all. In addition, if we elect to utilize shares of Common Stock or other equity securities as consideration for one or more acquisitions or business combinations, such as we did in the Greene's Acquisition, or if we issue Common Stock or other equity securities in order to finance one or more acquisitions, existing stockholders of our company could experience dilution in the value of their securities, which could be material.

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

We have substantial indebtedness, and our ability to repay such indebtedness as it becomes due will depend on our future operating performance.

We have substantial indebtedness. Upon completing the Refinancing on March 12, 2025, we had total outstanding long-term indebtedness of $287.2, comprised of $55.0 outstanding borrowings under our New ABL Facility and $232.2 in aggregate principal amount of 2030 Senior Notes. Our New ABL Facility matures in 2028. See Item 8. Note 7 - Long Term Debt for more information. Under the terms of the 2030 Senior Notes Indenture, we are required to make quarterly redemptions of our 2030 Senior Notes in an amount equal to two percent per annum of all 2030 Senior Notes outstanding as of the prior interest payment date, which will require us to dedicate all or a substantial portion of cash from operations to fund such redemptions. Our ability to pay the principal and interest on our debt as it becomes due, including the quarterly redemptions of the 2030 Senior Notes, and to satisfy our other liabilities will depend on our future operating performance. Our future operating performance will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

To service and repay our debt as it becomes due, we may be forced to sell assets or take other disadvantageous actions, including (1) reducing financing in the future for working capital, capital expenditures and other general corporate purposes and (2) dedicating an unsustainable level of our cash flow from operations to the payment of principal and interest on our indebtedness. The lenders or other investors who hold debt that we fail to service or on which we otherwise default could also accelerate amounts due, which could in such an instance potentially trigger a default or acceleration of other debt we may incur.

Our significant level of indebtedness may limit our ability to borrow additional funds or capitalize on acquisition or other business opportunities. The 2030 Senior Notes Indenture and the New ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations.

Our leverage and the restrictions and obligations contained in the 2030 Senior Notes Indenture and the New ABL Facility and any agreements governing future indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. If our future cash flows and available borrowings under our New ABL Facility are insufficient to fund our operating expenses, we may be forced to consider additional financing alternatives. If debt and equity capital or alternative financing plans are not available on favorable terms or at all, we may be required to get the necessary consents to amend the terms of our debt to allow us to pursue additional financing alternatives. Our ability to request borrowings for the working capital or general corporate purposes under the New ABL Facility is subject to satisfaction of certain customary conditions, including representations and warranties, no default or event of default, and the amount of requested borrowing not exceeding the lesser of the aggregate commitments thereunder and the borrowing base then in effect.

Our indebtedness and other financial obligations and restrictions could have financial consequences. For example, they could:

•	increase our vulnerability to adverse economic and industry conditions;
•
require us to dedicate a substantial portion of cash from operations to the payment of debt service, including making mandatory quarterly redemptions of the 2030 Senior Notes, thereby reducing the availability of cash to fund working capital, capital expenditures and other general corporate purposes;

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;
•	place us at a disadvantage compared to our competitors that are less leveraged;
•	limit our flexibility in planning for, or reacting to, changes in our business and in our industry; and
•	make us vulnerable to increases in interest rates with respect to the outstanding 2030 Senior Notes and amounts borrowed under our New ABL Facility.

Despite our current level of indebtedness, we may incur more debt in the future, including additional pari passu indebtedness of up to $150.0 within twelve months of the Refinancing (including for the purpose of consummating permitted acquisitions and investments) which could further exacerbate the risks described above. Any additional indebtedness may also increase the applicable interest rates with respect to our 2030 Senior Notes, which are floating and based, in part, on our Secured Net Leverage Ratio.

The New ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the New ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt.

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period.

The 2030 Senior Notes Indenture also restricts, among other things, the Company’s ability to incur indebtedness and liens, pay dividends or make other distributions, make certain other restricted payments or investments, sell assets, enter into restrictive agreements, enter into transactions with the Company’s affiliates, and merge or consolidate with other entities or convey, transfer or lease all or substantially all of the Company’s properties and assets to another person, which, in each case, is subject to certain limitations and exceptions. The 2030 Senior Notes Indenture also contains customary events of default including, among other things, the failure to pay interest for three business days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the 2030 Senior Notes Indenture subject to grace periods, cross-acceleration to indebtedness with an aggregate principal amount in excess of $7.5, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy.

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

To conduct our business operations and execute our strategy, we acquire tangible and intangible assets, which affect the amount of future period amortization expense and possible impairment expense that we may incur. The risk of impairment may be heightened for the duration of the current industry conditions, which may persist for a prolonged period. The determination of the value of such intangible assets requires management to make estimates and assumptions that affect our financial statements. As part of our strategy, we may make additional acquisitions, which may result in the addition of duplicative assets. In the event such an acquisition results in the combined assets of our Company and the acquired assets being in excess of any reasonable forecast of future need, the excess portion of the book value of these assets may be judged to be impaired. In accordance with Accounting Standards Codification (“ASC”) Topic 360, Property, Plant, and Equipment, we assess potential impairment to long-lived assets (property and equipment and amortized intangible assets) when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. Our judgment regarding the existence of impairment indicators and future cash flows related to intangible assets is based on operational performance of our acquired businesses, expected changes in the global economy, oil and gas price and industry projections, discount rates and other judgmental factors. We would be required to record any such impairment losses resulting from any such test as a charge to operating results. To perform the annual assessment, we utilize a combination of income and market-based approaches to value the reporting units. The income approach to valuation relies on a discounted cash flow analysis to determine the fair value of each reporting unit, which considers forecasted cash flows discounted at an appropriate discount rate. The annual goodwill impairment test requires us to make a number of assumptions and estimates concerning future levels of revenue growth, operating margins and working capital requirements, which are based upon our long-term strategic plan. The discount rate is an estimate of the overall after-tax rate of return required by a market participant, whose weighted average cost of capital includes both equity and debt, including a risk premium. Any future impairment loss could have a material non-cash adverse impact on our results of operations.

Customer payment delays of outstanding receivables and customer bankruptcies could have a material adverse effect on our liquidity, results of operations, and consolidated financial condition.
We often provide credit to our customers for our services and we are, therefore, subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful accounts, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our New ABL Facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

Some of our customers have entered bankruptcy proceedings in the past, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Customer bankruptcies could delay or in some cases eliminate our ability to collect accounts receivable that are outstanding at the time the customer enters bankruptcy proceedings. We are also at risk that we may be required to refund amounts collected from a customer during the period immediately prior to that customer’s bankruptcy filing, and the amount we ultimately collect from the customer’s bankruptcy estate may be significantly less. Customer bankruptcies may also reduce our availability under our New ABL Facility. Although we maintain reserves for potential customer credit losses, customer bankruptcies could result in unanticipated credit losses. As a result, if one or more of our customers enter bankruptcy proceedings, particularly our larger customers or those to whom we have greater credit exposure, it could have a material adverse impact on our liquidity, operating results and financial condition.

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. (“Magellan”), Redmon-Keys Insurance Group, Inc. (“Redmon-Keys”) and certain underwriters at Lloyd's (the “Magellan Underwriters”) to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing. Through the bankruptcy proceedings, the Company recovered $1.0 in March 2024 and, following a settlement by the Chapter 7 Trustee with the Magellan Underwriters in December 2024 and approved by the Court in January 2025, the Company expects to receive an additional $1.0 to $1.3 in 2025. The Company continues to pursue claims against Redmon-Keys.

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

We do not have long-term contracts with third-party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, wireline perforating guns and charges and other tools and equipment used in our operations. If demand for goods and services exceeds supply, such as from disruptions to the supply chain or supplier bankruptcies, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the year ended December 31, 2024, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 27% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a disruption to the supply chain or upon a bankruptcy of one or more of these suppliers or upon a shortage in our industry. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

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

Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to fossil-fuel energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on climate change and ESG matters that may pose a risk to our business.

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

Opposition towards oil and gas drilling and development activity has been growing globally including in the United States. Companies in the oil and gas industry have frequently been the target of activist efforts regarding environmental and safety matters as well as business practices but, in recent years, have been facing increasing scrutiny on its ESG practices, which include such areas as sustainability, human rights and environmental social justice. Furthermore, certain segments of the investor community have developed negative sentiment towards investing in the oil and gas industry, with some investors (including certain investment advisers, sovereign wealth funds, pension funds, university endowments and family foundations) having introduced policies to disinvest in the oil and gas sector for stated social and environmental considerations. Commercial and investment banks have also faced pressure to stop financing oil and gas production and related projects. Companies which do not adapt to or comply with investor or stakeholder expectations and standards, which are evolving, or which are perceived to have not responded appropriately to the growing concern for ESG issues, regardless of whether there is a legal requirement to do so, may suffer from reputational damage and the business, financial condition, and/or stock price of such a company could be materially and adversely affected. Increasing attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased investigations and litigation, and negative impacts on our stock price and access to capital markets.
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

We and our customers are required to obtain permits from one or more governmental agencies in order to perform certain activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. Moreover, some of our customers’ drilling and completion activities may take place on federal land or Tribal lands, requiring leases and other approvals from the federal government or Tribes to conduct such drilling and completion activities. The requirements for such permits vary depending on the type of operations, including the location where our customers’ drilling and completion activities will be conducted. As with all governmental permitting processes, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. At times, federal agencies have sought to cancel proposed leases for federal lands and refused or delayed required approvals. Permitting or lease delays, an inability to obtain or renew permits or leases, or revocation of our or our customers’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on permitting and leasing matters, including actions that may adversely affect oil and natural gas leasing and permitting activities. Consequently, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, resulting in reduced demand for our products and services and a corresponding loss of revenue to us as well as adversely affecting our results of operations in support of those customers.

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

The federal ESA and comparable state laws were established to protect endangered and threatened species. Under the ESA, if a species is listed as threatened or endangered, restrictions may be imposed on activities adversely affecting that species' habitat. Similar protections are offered to migratory birds under the MBTA. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on the impact of wildlife laws. Customer oil and natural gas operations may be adversely affected by seasonal or permanent restrictions on drilling activities designed to protect various wildlife, which may limit their ability to operate in protected areas. Permanent restrictions imposed to protect endangered and threatened species could prohibit drilling in certain areas, require the implementation of expensive mitigation measures, or limit the availability of frac sand. Moreover, the FWS may make determinations on the listing of numerous species as endangered or threatened under the ESA and designate areas as critical habitat, which listings and designations could cause our customers to incur additional costs, become subject to operating restrictions or bans, and limit future development activity in affected areas, which could reduce demand for our products and services to those customers.

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

Tariffs and other trade measures could adversely affect our business, results of operations, financial position, and cash flows.

The cost of raw materials, parts, and components that are manufactured and supplied for our operations may be adversely affected by tariffs imposed by the U.S. government on products imported into the United States and tariffs or other retaliatory trade measures imposed by other jurisdictions. Tariffs and other trade restrictions could also disrupt our supply chain and logistics, restrict or limit the availability of materials or supplies, and cause adverse financial impacts due to volatility in foreign exchange rates and interest rates or inflationary pressures on raw materials and energy. We may not be able to fully mitigate the impact of these increased costs or pass price increases on to our customers. While tariffs and other retaliatory trade measures imposed by other countries on U.S. goods have not yet had a significant impact on our business or results of operations, we cannot predict further developments, and such existing or future tariffs could have a material adverse effect on our results of operations, financial position, and cash flows. Recently, the United States has proposed changes in trade policies that include export control restrictions, the negotiation or termination of trade agreements, the imposition of higher tariffs on imports into the United States, increased economic sanctions on individuals, companies, or countries, and other government regulations affecting trade between the United States and other countries where we may have direct or indirect business relationships, including with suppliers, and a number of other nations have proposed similar measures directed at trade with the United States in response. As a result of these developments, there may be greater restrictions and economic disincentives on international trade that could adversely affect our business. It may be time-consuming and expensive for us to alter our business operations to adapt to or comply with any such changes, and any failure to do so could have a material adverse effect on our business, results of operations, and financial position.

Risks Relating to Our Common Stock

Future sales of our Common Stock in the public market could reduce our stock price, and any additional capital raised by us through the sale of equity or convertible securities may dilute your ownership interest.

We may sell shares of Common Stock in the future. We may also issue additional shares of, and securities exercisable for, or convertible into, Common Stock, including as employee compensation or as consideration in one or more acquisitions or other business combination transactions. As of December 31, 2024, we had outstanding approximately 16.4 million shares of our Common Stock. We also have registered 2,477,051 shares of Common Stock reserved for issuance under our Long-Term Incentive Plan ("LTIP"). Of those shares initially registered and reserved for issuance, as of December 31, 2024, approximately 1,716,489 restricted shares of Common Stock were granted in connection with equity awards to management, directors and employees and approximately 760,562 shares remain available for future issuance. An amendment to the LTIP was approved by stockholders on May 10, 2023 to, among other things, increase the total number of shares of Common Stock for issuance by 1,200,000 shares, resulting in an increase of the total number of shares of our Common Stock reserved for issuance to 1,256,289, and extend the expiration date to March 8, 2033.

In connection with the Refinancing, on March 12, 2025, we issued warrants to purchase, in aggregate, up to 2,373,187 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment (the “Warrants”), as described in greater detail in Item 7. “Management’s Discussion and Analysis of Financial

Condition and Results of Operations” below. The Warrants are exercisable immediately, and in lieu of exercising such Warrant, the holders thereof may convert their Warrants, in whole or in part, into the number of shares of Common Stock they would otherwise be entitled to purchase pursuant to the terms of the Warrants at any time prior to the expiration date. The warrant agreements governing the Warrants stipulate that the Company will file a registration statement with SEC with respect to the shares of Common Stock underlying the Warrants within 90 days of their issuance.

During the year ended December 31, 2024, we entered into a debt-for-equity exchange agreement (the “Exchange Agreement”) with a noteholder of our 11.5% senior secured notes due 2025 (the “2025 Senior Notes”). Pursuant to the Exchange Agreement, the noteholder exchanged $1.0 in aggregate principal amount of the Company’s outstanding 2025 Senior Notes for an aggregate of 190,476 shares of our Common Stock (the “Exchange”).

During the year ended December 31, 2023, we did not engage in any debt-for-equity exchanges.
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

On June 14, 2021, we entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, we may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement (the “EDA Amendment”). Among other things, the EDA Amendment allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). During the three and twelve months ended December 31, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.5, respectively.

Shares of Common Stock offered and sold in the ATM Offering were issued pursuant to the Company's shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. The Registration Statement expired on June 11, 2024 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

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

Governance

Our Board considers cybersecurity risk as part of its overall risk oversight function and has delegated to our audit committee oversight of cybersecurity and other information security risks. Our audit committee oversees management’s activities related to our cybersecurity risk program. Our cybersecurity committee, which includes Vice President of IT, Chief Financial Officer, Chief Compliance Officer/General Counsel and other senior management, reports to the audit committee on a quarterly basis regarding information security and cybersecurity matters, including cybersecurity risks, or as needed, and the audit committee reports to the Board.

Our IT department is made up of experienced professionals with an extensive background in information security, risk management and incident response. Our Vice President of IT leads our IT department, which is responsible for assessing, identifying, and managing risks from cybersecurity threats. Our Vice President of IT reports to the Company’s Chief Financial Officer, including with respect to emerging cybersecurity incidents. To facilitate effective oversight, our Vice President of IT holds discussions on cybersecurity risks, incident trends, and the effectiveness of cybersecurity measures as necessitated by emerging material cyber risks.

Our Vice President of IT has over thirty years of IT background in a variety of industries, with experience developing security frameworks, training on cyber security best practices, and emergency response and remediation.

ITEM 2.	PROPERTIES

We currently lease our corporate headquarters, which is located at 3040 Post Oak Boulevard, 15th Floor, Houston, Texas 77056. We currently own or lease over 50 service facilities, including the following material facilities:

	Leased or Owned	Expiration of Lease
Rocky Mountains
LaSalle, CO	Lease	11/1/2027
Mills, WY	Lease	10/31/2026
Nunn, CO	Lease	11/30/2027
Williston, ND	Own	N/A
Southwest
Odessa, TX	Lease	6/30/2027
Odessa, TX	Lease	6/30/2028
Odessa, TX	Lease	5/31/2030
Willis, TX	Own	N/A
Northeast/Mid-Con
Bossier City, LA	Lease	5/31/2026
Bridgeport, WV	Lease	8/31/2028
Oklahoma City, OK	Lease	6/30/2026
Union City, OK	Own	N/A

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. (“Magellan”), Redmon-Keys Insurance Group, Inc. (“Redmon-Keys”) and certain underwriters at Lloyd's (the “Magellan Underwriters”) to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing. Through the bankruptcy proceedings, the Company recovered $1.0 in March 2024 and, following a settlement by the Chapter 7 Trustee with the Magellan Underwriters in December 2024 and approved by the Court in January 2025, the Company expects to receive an additional $1.0 to $1.3 in 2025. The Company continues to pursue claims against Redmon-Keys.

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

Market Information

Our Common Stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “KLXE”.

On February 28, 2025, the last reported sale price of our Common Stock as reported by Nasdaq was $4.67 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 498 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

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

Recent Sales of Unregistered Equity Securities

In November 2024, we entered into the Exchange Agreement with a noteholder of our 2025 Senior Notes. Pursuant to the Exchange Agreement, the noteholder exchanged $1.0 in aggregate principal amount of the Company’s outstanding 2025 Senior Notes for an aggregate of 190,476 shares of our Common Stock. The shares of Common Stock issued in the Exchange were issued to existing holders of the Company’s securities without commission in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

Other than as described above or as previously reported in a Form 8-K, there were no unregistered sales of equity securities for the three months ended December 31, 2024.

In connection with the Refinancing, on March 12, 2025, we issued Warrants to purchase, in aggregate, up to 2,373,187 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment. The Warrants were not, and the shares of Common Stock issuable upon the exercise of the Warrants will not be, registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereof as a transaction not involving any public offering.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended December 31, 2024:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2024 - October 31, 2024	0	$—	—	$48,859,603
November 1, 2024 - November 30, 2024	0	$—	—	$48,859,603
December 1, 2024 - December 31, 2024	0	$—	—	$48,859,603
Total	—		—
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

The following discussion and analysis addresses the results of our operations for the year ended December 31, 2024, as compared to the year ended December 31, 2023. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Greene’s Acquisition

On March 8, 2023, the Company completed the acquisition of all of the equity interests of Greene’s. The acquisition was made pursuant to that certain purchase and sale agreement dated March 8, 2023, between the Company and Greene’s Holding Corporation (the “Purchase Agreement”). Greene's is a provider of wellhead protection, flowback and well testing services. The total consideration for the Greene’s Acquisition under the Purchase Agreement consisted of the issuance of approximately 2.4 million shares of the

Company's Common Stock, par value $0.01 per share, subject to customary post-closing adjustments, representing 14.7% of the fully diluted Common Stock of the Company with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash. As of the date of this filing, the integration is complete. See Note 3 - Business Combinations to our audited consolidated financial statements included in Item 8 in this Form 10-K.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house R&D organization and, in selected instances, by our technology partners to develop tools covered by 36 patents and 8 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic and increasing demand for oil and gas. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the ongoing conflict in Ukraine, further impacting global oil supply. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia, followed by oil price stabilization, through decreases, in the fourth quarter of 2023 due to a decrease in demand as the overall economy declined. Natural gas prices also declined since the fourth quarter of 2023, bottoming out in the first quarter of 2024 and remaining near historic lows for the remainder of the year, before increasing in early 2025 to a two-year high. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. WTI's average daily price per barrel decreased by approximately $0.95, or 1.2%, to $76.63 per Bbl during the year ended December 31, 2024, compared to the average daily price per barrel of $77.58 during the year ended December 31, 2023. As of December 31, 2024, U.S. rig count stood at 589, a decrease of 5.3% since December 31, 2023.

Despite the decrease in commodity prices during the fiscal year ended December 31, 2024, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below).

Looking ahead to the year ending December 31, 2025, assuming commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2025, WTI prices have remained largely unchanged, while Organisation for Economic Co-operation and Development (“OECD”) crude inventories are expected to remain around the same level as at the end of 2024. Production from OPEC and its allies (“OPEC+”) and other oil producing nations is expected to increase in the low single digits over the next twelve months. This modest increase along with weather-related challenges across the country and a cautious approach to drilling expansion are expected to be some of the driving factors for activity in our industry through December 31, 2025.

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

Results of Operations

Year Ended December 31, 2024 Compared to Year Ended December 31, 2023

Revenue. The following table provides revenues by segment and product line for the periods indicated:

	Year Ended
	December 31, 2024	December 31, 2023	% Change
Revenue:
Rocky Mountains	$228.9	$271.3	(15.6)%
Southwest	269.3	304.9	(11.7)%
Northeast/Mid-Con	211.1	312.2	(32.4)%
Total revenue	$709.3	$888.4	(20.2)%

	Year Ended
	December 31, 2024	December 31, 2023	% Change
Revenue:
Drilling	$156.1	$220.2	(29.1)%
Completion	372.7	468.5	(20.4)%
Production	110.7	117.8	(6.0)%
Intervention	69.8	81.9	(14.8)%
Total revenue	$709.3	$888.4	(20.2)%

For the year ended December 31, 2024, revenues of $709.3 decreased by $179.1 or (20.2)% as compared with the year ended December 31, 2023. The overall decrease in revenues reflects decreased demand for our services during the year. Decreased weighted average price contributed to approximately 15% of the decrease in dollar amount, and decreased weighted average volume contributed to approximately 85%. On a segment basis, Rocky Mountains segment revenue decreased by $42.4 or (15.6)%. This decrease was driven entirely by a decrease in weighted average volume. Southwest segment revenue decreased by $35.6 or (11.7)%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $101.1 or (32.4)%. Decreased weighted average price contributed to approximately 52% of the decrease in dollar amount, and decreased weighted average volume contributed to approximately 48%.

Cost of sales. For the year ended December 31, 2024, cost of sales was $549.7, or 77.5% of revenues, as compared to $672.5, or 75.7% of revenues, in the year ended December 31, 2023. The decrease in dollar amount was primarily due to decreased activity. The increase in cost of sales as a percentage of revenues was generally consistent across our segments and a result of fixed costs leverage due to lower activity. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales decreased, labor costs per employee decreased by (9.3)% as compared with the year ended December 31, 2023. Repair & maintenance costs as a percentage of revenues increased by 15.9% as compared to the year ended December 31, 2023.

Selling, general and administrative expenses ("SG&A"). SG&A expenses during the twelve months ended December 31, 2024, were $79.6, or 11.2% of revenues, as compared with $86.7, or 9.8% of revenues, in the year ended December 31, 2023. SG&A decreased by $7.1 due to management of costs as activity decreased. SG&A as a percentage of revenues increased primarily due to certain fixed costs within SG&A. R&D costs were $1.4 during both the year ended December 31, 2024 and the year ended December 31, 2023, reflecting our continued focus on maintaining an in-house R&D function while scaling costs to adjust to current levels of customer demand.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Year Ended
	December 31, 2024	December 31, 2023	% Change
Operating income (loss):
Rocky Mountains	$23.8	$46.1	(48.4)%
Southwest	3.7	19.3	(80.8)%
Northeast/Mid-Con	2.3	40.6	(94.3)%
Corporate and other	(45.3)	(49.1)	7.7%
Total operating (loss) income	$(15.5)	$56.9	NM

For the year ended December 31, 2024, operating loss was $15.5, as compared to operating income of $56.9 in the year ended December 31, 2023, largely driven by a decrease in revenues due to lower activity.

For the year ended December 31, 2024, each of our segments demonstrated lower operating income compared to the year ended December 31, 2023, driven by the decrease in pricing and utilization outpacing decreases in operating costs and labor in the year ended December 31, 2024. Rocky Mountains segment operating income decreased by $22.3 or (48.4)% from $46.1 in the year ended December 31, 2023 to $23.8 in the year ended December 31, 2024. Southwest segment operating income decreased by $15.6 or (80.8)% from $19.3 in the year ended December 31, 2023 to $3.7 in the year ended December 31, 2024. Northeast/Mid-Con segment operating income decreased by $38.3 or (94.3)% from $40.6 in the year ended December 31, 2023 to $2.3 in the year ended December 31, 2024. The 7.7% decrease in operating loss in our Corporate and other in the year ended December 31, 2024 was primarily driven by higher one-off expenses in the year ended December 31, 2023.

Income tax expense. Income tax expense was $0.6 for the year ended December 31, 2024, as compared to income tax expense of $3.0 for the year ended December 31, 2023. The decrease in income tax expense was primarily due to the decrease in pre-tax income. Income tax expense was comprised of federal, state and local taxes for each year reported.

Net (loss) income. Net loss for the year ended December 31, 2024 was $53.0, as compared to net income of $19.2 in the year ended December 31, 2023, primarily due to lower activity in the most recent year.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility and New ABL Facility and cash flows from operations. At December 31, 2024, we had $91.6 of cash and cash equivalents and $20.4 of available capacity under the Prior ABL Facility.

We have taken several actions to continue to improve our liquidity position, including efficiencies gained from the QES Merger, equity issuances under our ATM Offering program, debt-for-equity exchanges that have reduced interest burden and monetized non-core and obsolete assets. Most recently, we completed a refinancing of our long-term indebtedness on March 12, 2025, as described in greater detail under “—Refinancing”, “—New ABL Facility” and “—2030 Senior Notes” below. As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may further access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure.

Our ability to pay the principal and interest on our debt and to satisfy our other liabilities will depend on our future operating performance. Our future operating performance will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage, and issuing Common Stock may result in dilution to our current stockholders.

We actively manage our capital spending and are focused primarily on required maintenance spending. For the past couple of years, due to increasing oil prices leading to an increase in demand for our services, our operating cash flow has been positive. Based on our current forecasts, we believe our cash on hand, availability under the New ABL Facility and our cash flows will provide us with the ability to fund our operations for at least the next twelve months.

Refinancing

On March 7, 2025, the Company and certain of our subsidiaries party thereto entered into a Securities Purchase Agreement with certain holders (the “Investors”) of our 2025 Senior Notes, pursuant to which the Company agreed to issue and sell to the Investors (a) approximately $232.2 in aggregate principal amount of 2030 Senior Notes and (b) Warrants entitling the holders thereof to purchase, in the aggregate, up to 2,373,187 shares of Common Stock, at an exercise price of $0.01 per share, subject to adjustment in exchange for (i) approximately $78.4 in aggregate cash consideration and (ii) approximately $143.6 aggregate principal amount of the 2025 Senior Notes, which will be cancelled by the Company upon receipt thereof (collectively, the “Refinancing”). The Company consummated the Refinancing on March 12, 2025.

ABL Facilities

Prior ABL Facility

On August 10, 2018, the Company entered into a Credit Agreement, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent (“Prior Administrative Agent”), as collateral agent and as issuing lender, and the lenders party thereto, which has been repaid in full and the commitments thereunder terminated (as amended, supplemented, or otherwise modified prior to the date hereof, the “Prior ABL Facility”). The Prior ABL Facility became effective on September 14, 2018 and was scheduled to mature in 2025. Borrowings under the Prior ABL Facility bore interest at a rate equal to Term SOFR (as defined in the Prior ABL Facility) plus the Applicable Margin (as defined in the Prior ABL Facility). The Prior ABL Facility was secured by, among other things, a first priority lien on the Company’s accounts receivable and inventory and contained customary conditions precedent to borrowing and affirmative and negative covenants. $50.0 was outstanding under the Prior ABL Facility as of December 31, 2024. The effective interest rate under the Prior ABL Facility was approximately 7.44% on December 31, 2024.

On March 12, 2025, in connection with the completion of the Refinancing, the Prior Credit Facility was repaid in full using borrowings under the New ABL Facility and the commitments thereunder terminated. In connection with the prepayment and termination of the Prior ABL Facility, the Company provided Prior Administrative Agent cash collateral in support of certain existing letters of credit and existing purchasing card program in an aggregate amount of approximately $8.1.

New ABL Facility

On March 7, 2025, the Company also entered into a Credit Agreement, dated as of March 7, 2025 (the “New ABL Facility”), with the Company, as borrower, Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto. The New ABL Facility is comprised of an asset-based revolving credit facility with a $125.0 commitment (the “Revolving Facility”), a first-in-last-out asset-based credit facility with a $10.0 commitment (the “FILO Facility”), and a committed incremental loan option under the Revolving Facility with a $25.0 commitment (the “Incremental Revolving Loans”). The availability of the Incremental Revolving Loans are subject to usual and customary conditions to effectiveness, including, for example, the Company electing to utilize such Incremental Revolving Loans by a date certain and the payment of required fees. Borrowings under the Revolving Facility (including, to the extent incurred, the Incremental Revolving Loans) bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 4.625%. Borrowings under the FILO Facility bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 6.00%. The applicable margin under the Revolving Facility is subject to a 0.125% reduction and the applicable margin under the FILO Facility is subject to a 0.50% reduction, in each case upon the repayment in full of a $5.0 over-advance provided on the initial funding date under the Revolving Facility. The New ABL Facility is secured by, among other things, a first priority lien on accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The initial funding under the New ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Prior ABL Facility in full. After giving effect to the foregoing, we had approximately $39,900,000.0 of available borrowing capacity under the New ABL Facility. The New ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.0 to 1.0 if availability under the Revolving Facility falls below $7.0.

The New ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the New ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The New ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the New ABL Facility), events of default and other customary provisions. Our New ABL Facility matures in 2028.

Senior Notes

2025 Senior Notes

In conjunction with the acquisition of Motley Services, LLC (“Motley”) in 2018, we issued $250.0 principal amount of the 2025 Senior Notes offered pursuant to Rule 144A under the Securities Act and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, total debt as of December 31, 2024 was $235.1. The 2025 Senior Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2024 was $4.5.

During the year ended December 31, 2024, we entered into the Exchange Agreement with a noteholder of our 2025 Senior Notes. Pursuant to the Exchange Agreement, the noteholder exchanged $1.0 in aggregate principal amount of the Company’s outstanding 2025 Senior Notes for an aggregate of 190,476 shares of our Common Stock through the Exchange.

The Company’s shares of Common Stock issued in connection with the debt-for-equity exchanges were not registered under the Securities Act, and were issued to existing holders of the Company’s securities without commission in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The 2025 Senior Notes exchanged in 2024 represent approximately 0.4% of the outstanding principal amount of outstanding 2025 Senior Notes prior to the Exchange. Following the Exchange, approximately $236.3 in aggregate principal amount of the 2025 Senior Notes remained outstanding.

No 2025 Senior Notes were exchanged in 2023 and there were approximately $237.3 in aggregate principal amount of the 2025 Senior Notes outstanding as of December 31, 2023.

On March 12, 2025, approximately $143.6 aggregate principal amount of the 2025 Senior Notes were exchanged in connection with the Refinancing, and the Company deposited $97.1 in trust with the trustee for the 2025 Senior Notes and irrevocably instructed the trustee to apply such funds to effect the redemption of all of the remaining outstanding 2025 Senior Notes on March 30, 2025 at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest. Upon deposit of such redemption amount, the indenture that governs the 2025 Senior Notes was satisfied and discharged in accordance with its terms and, as a result thereof, the Company has been released from its obligations under the 2025 Senior Notes except with respect to those provisions of the indenture that, by their terms, survive the satisfaction and discharge of thereof.

2030 Senior Notes

On March 12, 2025, as part of the Refinancing, the Company and certain of its subsidiaries entered into an indenture, dated as of March 12, 2025 (the “2030 Senior Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and notes collateral agent, pursuant to which $232.2 of the 2030 Senior Notes were issued. The 2030 Senior Notes will mature on March 12, 2030 and bear a floating rate of interest of Term SOFR plus the Applicable Margin (as defined in the 2030 Senior Notes Indenture) based on the Secured Net Leverage Ratio (as defined in the 2030 Senior Notes Indenture) payable on the last day of the applicable interest period in cash or, at the Company’s election, additional 2030 Senior Notes paid-in-kind on one-, three- or six-month interest periods, which shall include a 0 basis point premium for any period where interest is paid-in-kind. The 2030 Senior Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.

The 2030 Senior Notes were initially fully and unconditionally guaranteed by each of the Company’s current subsidiaries. The 2030 Senior Notes will also be guaranteed by each of the Company’s future subsidiaries that guarantee the Company’s indebtedness or indebtedness of guarantors, including under the New ABL Facility and such subsidiaries that become guarantors in the future will also pledge their collateral in support of such guarantees. These guarantees are senior secured obligations of the guarantors secured by a first priority security interest on substantially all of the guarantors’ assets (other than collateral securing the New ABL Facility on a first priority basis) and a second priority security interest on the guarantors’ assets which secure the New ABL Facility on a first priority basis, subject in each case to certain excluded assets.

The Company will be required to redeem the 2030 Senior Notes in an amount equal to 2.00% per annum of all 2030 Senior Notes outstanding as of the prior applicable Interest Payment Date (as defined in the 2030 Senior Notes Indenture) on the last business day of each of March, June, September and December, commencing on March 31, 2025. Additionally, upon certain changes of control, consummation of certain asset sales and other events, the Company will be required to repurchase the 2030 Senior Notes at the applicable redemption prices.

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period.

The 2030 Senior Notes Indenture also restricts, among other things, the Company’s ability to incur indebtedness and liens, pay dividends or make other distributions, make certain other restricted payments or investments, sell assets, enter into restrictive agreements, enter into transactions with the Company’s affiliates, and merge or consolidate with other entities or convey, transfer or lease all or substantially all of the Company’s properties and assets to another person, which, in each case, is subject to certain limitations and exceptions. The 2030 Senior Notes Indenture also contains customary events of default including, among other things, the failure to pay interest for three business days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the 2030 Senior Notes Indenture subject to grace periods, cross-acceleration to indebtedness with an aggregate principal amount in excess of $7.5, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy. The 2030 Senior Notes Indenture permits the Company to incur additional pari passu indebtedness of up to $150.0 within twelve months of the Refinancing (including for the purpose of consummating permitted acquisitions and investments) subject to the terms and conditions contained in the 2030 Senior Notes Indenture and contains certain other covenants, events of default and other customary provisions.

Capital Expenditures

Our capital expenditures were $65.1 during the year ended December 31, 2024, compared to $57.1 in the year ended December 31, 2023. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $45.0 and $55.0 in capital expenditures for the year ending December 31, 2025. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

Shares of Common Stock offered and sold in the ATM Offering were issued pursuant to the Company's shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. The Registration Statement expired on June 11, 2024 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

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

During the three and twelve months ended December 31, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.5, respectively. During the three and twelve months ended December 31, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.5, respectively.

Cash Flows

At December 31, 2024, we had $91.6 of cash and cash equivalents. Cash on hand at December 31, 2024 decreased by $20.9 during the year then ended, due to $54.2 of cash flows provided by operating activities, partially offset by $24.0 of cash flows used in financing activities and $51.1 of cash flows used in investing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

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

The following table sets forth the reconciliation of current assets and current liabilities to net working capital:

	As of
	December 31, 2024	December 31, 2023
Current assets	$233.0	$290.3
Less: Cash	91.6	112.5
Net current assets	141.4	177.8
Current liabilities	140.1	164.1
Less: Accrued interest	4.5	4.6
Less: Operating lease obligations	6.9	6.9
Less: Finance lease obligations	13.0	22.0
Net current liabilities	115.7	130.6
Net Working Capital	$25.7	$47.2

Net working capital as of December 31, 2024 was $25.7, a decrease of $21.5 as compared to net working capital of $47.2 as of December 31, 2023. Net working capital is calculated as current assets, excluding cash, less current liabilities, excluding accrued interest, operating lease obligations and finance lease obligations. As of December 31, 2024, total current assets excluding cash decreased by $36.4 and total current liabilities excluding accrued interest, operating lease obligations and finance lease obligations decreased by $14.9. The decrease in net current assets was primarily related to a decrease of $30.1 in accounts receivable-trade, net and a decrease of $2.5 in inventory. The decrease in total current liabilities was due to a decrease of $13.5 in accounts payable and a decrease of $1.4 in accrued liabilities.

The following table sets forth our cash flows for the periods presented below:

	Year Ended
	December 31, 2024	December 31, 2023
Net cash provided by operating activities	$54.2	$115.6
Net cash used in investing activities	(51.1)	(39.7)
Net cash used in financing activities	(24.0)	(20.8)
Net change in cash	(20.9)	55.1
Cash balance end of period	$91.6	$112.5

Net cash provided by operating activities

Net cash provided by operating activities was $54.2 for the year ended December 31, 2024, as compared to net cash provided by operating activities of $115.6 for the year ended December 31, 2023. The decrease in operating cash flows was primarily attributable to the decrease in revenues across all operating segments.

Net cash used in investing activities

Net cash used in investing activities was $51.1 for the year ended December 31, 2024, as compared to net cash used in investing activities of $39.7 for the year ended December 31, 2023. The cash used in investing activities for the year ended December 31, 2024 was primarily driven by increased maintenance and growth capital spending to support our business operations.

Net cash used in financing activities

Net cash used in financing activities was $24.0 for the year ended December 31, 2024, compared to net cash used in financing activities of $20.8 for the year ended December 31, 2023. During the year ended December 31, 2024, there were no additional borrowings under our Prior ABL Facility and no sales under our ATM Offering program.

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

Under the FASB ASC Topic 805, Business Combinations acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on assumptions and methodologies determined by management. Real property was valued using a market approach. Personal property was valued using a combination of market approach and replacement cost approach. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain.

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

Accounts Receivable

We perform ongoing credit evaluations of our customers and adjust credit limits based upon payment history and the customer’s current creditworthiness, as determined by our review of their current credit information. We continuously monitor collections and payments from our customers and maintain an allowance for estimated credit losses based upon our historical experience and any specific customer collection issues that we have identified. The allowance for doubtful accounts at December 31, 2024 and December 31, 2023 was $4.2 and $5.5, respectively.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended December 31, 2024 and December 31, 2023, there were no impairments of long-lived assets.

Property and Equipment

Property and equipment is stated at cost and depreciated under the straight-line method over the estimated useful life of the asset. Equipment held under finance leases is stated at the present value of its future minimum lease payments and is depreciated under the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Estimated useful lives requires significant judgment which is influenced by our historical experience in operating property and equipment, technological developments, and expectations of future demand.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2024 and 2023, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2024, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2024, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company's internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated March 13, 2025, expressed an unqualified opinion on the Company's internal control over financial reporting.

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

Revenue Recognition – Accrued Revenue – Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, revenue is recognized upon the customer obtaining control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services. As most projects are not billed until completion, the Company accrues revenue at the end of each month for jobs that are on-going and have not been invoiced. As of December 31, 2024, the Company recognized $14.2 million of accrued revenue which is included within the "Revenue" financial statement line item within the financial statements. The amount to be recorded is dependent upon estimates prepared by management.

We identified the estimated accrued revenue as a critical audit matter due to the subjectivity inherent and degree of judgment made by management in estimating the amount to be accrued.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued revenue included the following, among others:

• We evaluated the reasonableness of the Company's policies for recording the accrual, including whether there were changes in those policies in the current year.

• We tested the effectiveness of internal controls over accrued revenue, including (1) the process to estimate the revenue accrual, including the assumptions related to status of jobs on-going at the date of the accrual, and (2) management's analysis of the actual revenue invoiced in the subsequent period compared to the amount accrued for at year-end.

• We evaluated the reasonableness of the assumptions and degree of judgment utilized in the determination of the accrual, tested the source of information used to estimate the accrual, and validated the mathematical accuracy of management's calculation.

• We selected a sample of accrued revenue transactions and performed the following:

o Evaluated the Company's methodology and assumptions in developing their revenue accrual, including assessing the completeness and accuracy of the underlying data used by management in their estimates.
o Compared the related revenue billed subsequently in January 2025 to the estimate recorded.

/s/ Deloitte & Touche LLP

Houston, Texas
March 13, 2025

We have served as the Company's auditor since 2018.

KLX Energy Services Holdings, Inc.
Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	As of December 31
	2024	2023
ASSETS
Current assets:
Cash and cash equivalents	$91.6	$112.5
Accounts receivable–trade, net of allowance of $4.2 and $5.5	96.9	127.0
Inventories, net	31.0	33.5
Prepaid expenses and other current assets	13.5	17.3
Total current assets	233.0	290.3
Property and equipment, net(1)	197.1	220.6
Operating lease assets	19.6	22.3
Intangible assets, net	1.5	1.8
Other assets	5.1	4.8
Total assets	$456.3	$539.8
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$74.4	$87.9
Accrued interest	4.5	4.6
Accrued liabilities	41.3	42.7
Current portion of operating lease liabilities	6.9	6.9
Current portion of finance lease liabilities	13.0	22.0
Total current liabilities	140.1	164.1
Long-term debt	285.1	284.3
Long-term operating lease liabilities	13.5	16.0
Long-term finance lease liabilities	26.4	36.2
Other non-current liabilities	1.7	0.4
Commitments, contingencies and off-balance sheet arrangements (Note 10)
Stockholders’ equity:
Common Stock, $0.01 par value; 110.0 authorized; 17.5 and 14.3 issued	0.2	0.1
Additional paid-in capital	557.5	553.4
Treasury stock, at cost, 0.5 shares and 0.4 shares	(5.8)	(5.3)
Accumulated deficit	(562.4)	(509.4)
Total stockholders’ (deficit) equity	(10.5)	38.8
Total liabilities and stockholders' equity	$456.3	$539.8
(1) Includes right-of-use ("ROU") assets - finance leases. See Note 5 - Property and Equipment, Net and Note 8 - Leases.

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)

	Year Ended
	December 31, 2024	December 31, 2023
Revenues	$709.3	$888.4
Costs and expenses:
Cost of sales	549.7	672.5
Depreciation and amortization	94.0	72.8
Selling, general and administrative	79.6	86.7
Research and development costs	1.4	1.4
Impairment and other charges	0.1	—
Bargain purchase gain	—	(1.9)
Operating (loss) income	(15.5)	56.9
Non-operating expense:
Interest income	(2.5)	(1.8)
Interest expense	39.4	36.5
Net (loss) income before income tax	(52.4)	22.2
Income tax expense	0.6	3.0
Net (loss) income	$(53.0)	$19.2

Net (loss) income per share-basic	$(3.27)	$1.23
Net (loss) income per share-diluted	$(3.27)	$1.22

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2024 and December 31, 2023
(In millions of U.S. dollars and shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 31, 2023	14.3	$0.1	$517.3	$(4.6)	$(528.6)	$(15.8)
Restricted stock, net of forfeitures	0.2	—	2.6	—	—	2.6
Purchase of treasury stock	—	—	—	(0.7)	—	(0.7)
Greene's acquisition	2.4	—	34.0	—	—	34.0
Issuance of common stock, net of cost	—	—	(0.5)	—	—	(0.5)
Net income	—	—	—	—	19.2	19.2
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	3.6	—	—	3.6
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of Common Stock, net of cost	0.6	0.1	0.5	—	—	0.6
Net loss	—	—	—	—	(53.0)	(53.0)
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	Year Ended
	December 31, 2024	December 31, 2023
Cash flows from operating activities:
Net (loss) income	$(53.0)	$19.2
Adjustments to reconcile net income (loss) to net cash flows from operating activities
Depreciation and amortization	94.0	72.8
Impairment and other charges	0.1	—
Non-cash compensation	3.9	3.0
Amortization of deferred financing fees	2.6	1.8
Provision for inventory reserve	0.9	0.5
Gain on disposal of property, equipment and other	(11.9)	(10.0)
Bargain purchase gain	—	(1.9)
Other	(0.7)	(1.2)
Changes in operating assets and liabilities:
Accounts receivable	30.6	44.0
Inventories	1.4	(9.0)
Prepaid expenses and other current and non-current assets	14.0	18.7
Accounts payable	(16.6)	(4.2)
Other current and non-current liabilities	(11.1)	(18.1)
Net cash flows provided by operating activities	54.2	115.6
Cash flows from investing activities:
Purchases of property and equipment	(65.1)	(57.1)
Proceeds from sale of property and equipment	14.0	16.3
Cash from acquisition	—	1.1
Net cash flows used in investing activities	(51.1)	(39.7)
Cash flows from financing activities:
Proceeds from stock issuance, net of costs	(0.4)	(0.4)
Payments on finance lease obligations	(21.6)	(14.6)
Payments of debt issuance costs	(0.9)	(0.5)
Proceeds from note payable	5.4	—
Change in financed payables	(6.1)	(4.6)
Other	(0.4)	(0.7)
Net cash flows used in financing activities	(24.0)	(20.8)
Net change in cash and cash equivalents	(20.9)	55.1
Cash and cash equivalents, beginning of period	112.5	57.4
Cash and cash equivalents, end of period	$91.6	$112.5

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$3.3	$0.6
Interest	37.1	35.0
Supplemental schedule of non-cash activities:
Accrued capital expenditures	12.7	4.8
Acquisition of Greene's Energy Group, LLC	—	(32.9)
Issuance of KLX stock for Acquisition of Greene's Energy Group, LLC	—	34.0
Debt-for-equity exchanges	1.0	—
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

Accounts Receivable, Net

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2024 and December 31, 2023 was $4.2 and $5.5, respectively.
Activity in our allowance for doubtful accounts during the years ended December 31, 2024 and December 31, 2023 is set forth in the table below:

Allowance for doubtful accounts	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2024	$5.5	$0.6	$(1.9)	$4.2
December 31, 2023	$5.7	$0.6	$(0.8)	$5.5
* ASC Topic 326, Financial Instruments - Credit Losses.
(1) Accounts receivable balances written off during the period, net of recoveries.

Inventories

Inventories, made up primarily of dissolvable plugs, supplies, finished goods and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value and uses the weighted average costing and first-in, first-out methods. Reserves for excess and obsolete inventory were approximately $3.2 and $4.5 as of years ended December 31, 2024 and December 31, 2023, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated under the straight-line method over the estimated useful life of the asset. Equipment held under finance leases is stated at the present value of its future minimum lease payments and is depreciated under the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Estimated useful lives requires significant judgment which is influenced by our historical experience in operating property and equipment, technological developments, and expectations of future demand.

Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles—Goodwill and Other, indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized under the straight-line method over their individual useful lives. As of December 31, 2024 and December 31, 2023, there were net intangible assets, consisting of customer relationships and patents, with definite lives of $1.5 and $1.8, respectively. As of December 31, 2024 and December 31, 2023, intangible assets had gross carrying amount of $5.9 and $5.9 and accumulated amortization of $4.4 and $4.1, respectively, with amortization expense for the years then ended of $0.3 and $0.3, respectively.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended December 31, 2024 and December 31, 2023, there were no impairments of long-lived assets.

Debt Issuance Costs

The Company capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to the Prior ABL Facility (as defined below) are presented net of amortization as a non-current asset. Debt issuance costs related to the Company’s $236.3 principal amount of 11.5% senior secured notes due 2025 (the “2025 Senior Notes”) are presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $2.6 and $1.8 for the years ended December 31, 2024 and December 31, 2023, respectively.

Common Stock Equivalents

The Company has potential Common Stock equivalents related to its outstanding restricted stock awards and restricted stock units. These potential Common Stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti‑dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718, Stock Compensation whereby share-based compensation cost is measured on the date of grant, based on the calculated fair value of the award and recognized as selling, general and administrative expenses in the consolidated statement of operations over the requisite service period. Compensation cost recognized during the years ended December 31, 2024 and December 31, 2023 primarily related to grants of restricted stock and restricted stock units granted or approved by the Board’s compensation committee (the “Compensation Committee”). See Note 12 - Equity and Stock-Based Compensation for additional information related to stock-based compensation.

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

Significant customers change from year to year depending on the level of E&P activity and the use of the Company’s services. During the years ended December 31, 2024 and December 31, 2023, no single customer accounted for more than 10% of the Company’s revenues.

NOTE 2 - Recent Accounting Pronouncements

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740). This ASU includes specific requirements for the rate reconciliation, income taxes paid and other tax-related disclosures. The guidance is effective for the Company for the fiscal year beginning January 1, 2025 and is not expected to have a material impact on the Company’s consolidated financial statements.

Recently Adopted Accounting Standard Updates

In November 2023, the FASB issued ASU 2023-07, Segment Reporting (Topic 280). This ASU is intended to enhance reportable segment disclosures by adopting a number of provisions currently in Regulation S-X and Regulation S-K upon the provisions' removal from these regulations. This guidance has been adopted as of this Form 10-K for the year ended December 31, 2024. Note that while Note 14 - Segment Reporting has been updated to comply with the guidance provisions, there is no material impact on the Company’s consolidated financial statements.

NOTE 3 - Business Combinations

On March 8, 2023, KLXE acquired all of the equity interests of Greene's Energy Group, LLC (“Greene’s”), in an all-stock transaction (“Greene's Acquisition”). The total consideration for the acquisition consisted of the issuance of approximately 2.4 million shares of KLXE Common Stock, subject to customary post-closing adjustments, with an implied enterprise value of approximately $30.3 based on a 30-day volume weighted average price as of March 7, 2023 less acquired cash. Following the closing of the transaction, former shareholders of Greene’s held approximately 14.7% of the fully diluted Common Stock of the Company, as of March 8, 2023. The integration was complete in the third quarter of 2023.

This transaction was accounted for as a purchase under FASB ASC Topic 805, Business Combinations (“ASC 805”). The results of operations for the acquisition are included in the accompanying consolidated statements of operations from the respective date of acquisition.

Under the ASC 805 acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on assumptions and methodologies determined by management. Real property was valued using a market approach. Personal property was valued using a combination of market approach and replacement cost approach. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. This has been presented as a separate line item on the consolidated statements of operations for the year ended December 31, 2024.

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

On a pro forma basis to give effect to the acquisition, as if it occurred on January 1, 2023, revenues and net income for the years ended December 31, 2024 and December 31, 2023 would have been as follows:

	Unaudited Pro Forma
	Year Ended
	December 31, 2024	December 31, 2023
Revenues	$709.3	$900.7
Net income	(53.0)	19.2

NOTE 4 - Inventories, net

Inventories consisted of the following:

	December 31, 2024	December 31, 2023
Spare parts	$20.5	$21.9
Plugs	8.0	8.3
Consumables	3.9	4.1
Other	1.8	3.7
Subtotal	34.2	38.0
Less: Inventory reserve	(3.2)	(4.5)
Total inventories, net	$31.0	$33.5

Inventories are made up primarily of spare parts, composite and dissolvable plugs, consumables (including thru tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $3.2 and $4.5 as of December 31, 2024 and December 31, 2023, respectively.

Activity in the reserve for inventory accounts during the years ended December 31, 2024 and December 31, 2023 is set forth in the table below:

Reserve for inventory	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2024	$4.5	$1.0	$(2.3)	$3.2
December 31, 2023	$4.4	$0.5	$(0.4)	$4.5
(1) Reserve for inventory balances written off during the period, net of recoveries.

NOTE 5 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			December 31, 2024	December 31, 2023
Land, buildings and improvements	1	—	40	$36.3	$36.0
Machinery	1	—	20	289.0	259.4
Equipment and furniture	1	—	15	243.4	215.2
ROU assets - finance leases	1	—	20	83.9	84.2
Total property and equipment				652.6	594.8
Less: Accumulated depreciation				(461.1)	(382.2)
Add: Construction in progress				5.6	8.0
Total property and equipment, net				$197.1	$220.6

Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation expense related to non-leased assets was $69.7 and $57.7 for the years ended December 31, 2024 and December 31, 2023, respectively. Finance lease amortization expense was $24.0 and $14.5 for the years ended December 31, 2024 and December 31, 2023.

Assets Held for Sale

As of December 31, 2024 and December 31, 2023, the Company’s consolidated balance sheet includes assets classified as held for sale of $2.3 and $2.3, respectively. As of December 31, 2024, the assets held for sale are reported within prepaid expenses and other current assets on the consolidated balance sheet and represent the value of one facility and select equipment. These assets are being actively marketed for sale as of December 31, 2024 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 6 - Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2024	December 31, 2023
Accrued compensation and employee benefits	$27.9	$25.9
Accrued property taxes	1.8	2.4
Accrued taxes other than property	3.5	7.3
Other accrued liabilities	8.1	7.1
Total accrued liabilities	$41.3	$42.7

NOTE 7 - Long-Term Debt

Outstanding long-term debt consisted of the following:

	December 31, 2024	December 31, 2023
2025 Senior Notes (1)	$236.3	$237.3
Prior ABL Facility (1)	50.0	50.0
Total principal outstanding	286.3	287.3
Less: Unamortized debt issuance costs	(1.2)	(3.0)
Total debt	$285.1	$284.3
(1) Subsequent to December 31, 2024, the Company completed the Refinancing (as defined below) and entered into the New ABL Facility (as defined below). In connection therewith, the Company deposited funds in trust to be used to effect the redemption of all the remaining outstanding 2025 Senior Notes and repaid the Prior ABL Facility in full. As such, these obligations are classified as long-term on the Company's Consolidated Balance Sheets at December 31, 2024. See below for further information on these transactions.
2025 Senior Notes
As of December 31, 2024, long-term debt included $236.3 principal amount of the 2025 Senior Notes offered pursuant to Rule 144A under the Securities Act of 1933 (as amended, the “Securities Act”) and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, long-term debt related to the 2025 Senior Notes as of December 31, 2024 was $235.1. The 2025 Senior Notes bear interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Interest expense related to the 2025 Senior Notes amounted to $27.3 and $27.3 for the years ended December 31, 2024 and December 31, 2023, respectively. Accrued interest related to the 2025 Senior Notes as of December 31, 2024 and December 31, 2023 was $4.5 and $4.5, respectively.
During the year ended December 31, 2024, we entered into a debt-for-equity exchange agreement (the “Exchange Agreement”) with a noteholder of our 2025 Senior Notes. Pursuant to the Exchange Agreement, the noteholder exchanged $1.0 in aggregate principal amount of the Company’s outstanding 2025 Senior Notes for an aggregate of 190,476 shares of our Common Stock (the “Exchange”).

The Company’s shares of Common Stock issued in connection with the debt-for-equity exchanges were not registered under the Securities Act, and were issued to existing holders of the Company’s securities without commission in reliance on the exemption from registration provided by Section 3(a)(9) of the Securities Act.

The 2025 Senior Notes exchanged in 2024 represent approximately 0.4% of the outstanding principal amount of outstanding 2025 Senior Notes prior to the Exchange. Following the Exchange, approximately $236.3 in aggregate principal amount of the 2025 Senior Notes remained outstanding.

No 2025 Senior Notes were exchanged in 2023 and there were approximately $237.3 in aggregate principal amount of the 2025 Senior Notes outstanding as of December 31, 2023.

On March 12, 2025, approximately $143.6 aggregate principal amount of the 2025 Senior Notes were exchanged in connection with the Refinancing, and the Company deposited $97.1 in trust with the trustee for the 2025 Senior Notes and irrevocably instructed the trustee to apply such funds to effect the redemption of all of the remaining outstanding 2025 Senior Notes on March 30, 2025 at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest. Upon deposit of such redemption amount, the indenture that governs the 2025 Senior Notes was satisfied and discharged in accordance with its terms and, as a result thereof, the Company has been released from its obligations under the 2025 Senior Notes except with respect to those provisions of the indenture that, by their terms, survive the satisfaction and discharge of thereof.

2030 Senior Notes

On March 12, 2025, as part of the Refinancing, the Company and certain of its subsidiaries entered into an indenture, dated as of March 12, 2025 (the “2030 Senior Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and notes collateral agent, pursuant to which $232.2 of the 2030 Senior Notes were issued. The 2030 Senior Notes will mature on March 12, 2030 and bear a floating rate of interest of Term SOFR plus the Applicable Margin (as defined in the 2030 Senior Notes Indenture) based on the Secured Net Leverage Ratio (as defined in the 2030 Senior Notes Indenture) payable on the last day of the applicable interest period in cash or, at the Company’s election, additional 2030 Senior Notes paid-in-kind on one-, three- or six-month interest periods, which shall include a 100 basis point premium for any period where interest is paid-in-kind. The 2030 Senior Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.

The 2030 Senior Notes were initially fully and unconditionally guaranteed by each of the Company’s current subsidiaries. The 2030 Senior Notes will also be guaranteed by each of the Company’s future subsidiaries that guarantee the Company’s indebtedness or indebtedness of guarantors, including under the New ABL Facility and such subsidiaries that become guarantors in the future will also pledge their collateral in support of such guarantees. These guarantees are senior secured obligations of the guarantors secured by a first priority security interest on substantially all of the guarantors’ assets (other than collateral securing the New ABL Facility on a first priority basis) and a second priority security interest on the guarantors’ assets which secure the New ABL Facility on a first priority basis, subject in each case to certain excluded assets.

The Company will be required to redeem the 2030 Senior Notes in an amount equal to 2.00% per annum of all 2030 Senior Notes outstanding as of the prior applicable Interest Payment Date (as defined in the 2030 Senior Notes Indenture) on the last business day of each of March, June, September and December, commencing on March 31, 2025. Additionally, upon certain changes of control, consummation of certain asset sales and other events, the Company will be required to repurchase the 2030 Senior Notes at the applicable redemption prices.

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period.

The 2030 Senior Notes Indenture also restricts, among other things, the Company’s ability to incur indebtedness and liens, pay dividends or make other distributions, make certain other restricted payments or investments, sell assets, enter into restrictive agreements, enter into transactions with the Company’s affiliates, and merge or consolidate with other entities or convey, transfer or lease all or substantially all of the Company’s properties and assets to another person, which, in each case, is subject to certain limitations and exceptions. The 2030 Senior Notes Indenture also contains customary events of default including, among other things, the failure to pay interest for three business days, failure to pay principal when due, failure to observe or perform any other covenants or agreement in the 2030 Senior Notes Indenture subject to grace periods, cross-acceleration to indebtedness with an aggregate principal amount in excess of $7.5, material impairment of liens, failure to pay certain material judgments and certain events of bankruptcy. The 2030 Senior Notes Indenture permits the Company to incur additional pari passu indebtedness of up to $150.0 within twelve months of the Refinancing (including for the purpose of consummating permitted acquisitions and investments) subject to the terms and conditions contained in the 2030 Senior Notes Indenture and contains certain other covenants, events of default and other customary provisions.

Prior ABL Facility

On August 10, 2018, the Company entered into a Credit Agreement, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent (“Prior Administrative Agent”), as collateral agent and as issuing lender, and the lenders party thereto, which has been repaid in full and the commitments thereunder terminated (as amended, supplemented, or otherwise modified prior to the date hereof, the “Prior ABL Facility”). The Prior ABL Facility became effective on September 14, 2018 and was scheduled to mature in 2025. Borrowings under the Prior ABL Facility bore interest at a rate equal to Term SOFR (as defined in the Prior ABL Facility) plus the Applicable Margin (as defined in the Prior ABL Facility).

As of December 31, 2024, $50.0 was outstanding under the Prior ABL Facility and the effective interest rate under the Prior ABL Facility was approximately 7.44%.

On March 12, 2025, in connection with the completion of the Refinancing, the Prior Credit Facility was repaid in full using borrowings under the New ABL Facility and the commitments thereunder terminated. In connection with the prepayment and termination of the Prior ABL Facility, the Company provided Prior Administrative Agent cash collateral in support of certain existing letters of credit and existing purchasing card program in an aggregate amount of approximately $8.1.

New ABL Facility

On March 7, 2025, the Company also entered into a Credit Agreement, dated as of March 7, 2025 (the “New ABL Facility”), with the Company, as borrower, Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto. The New ABL Facility is comprised of an asset-based revolving credit facility with a $125.0 commitment (the “Revolving Facility”), a first-in-last-out asset-based credit facility with a $10.0 commitment (the “FILO Facility”), and a committed incremental loan option under the Revolving Facility with a $25.0 commitment (the “Incremental Revolving Loans”). The availability of the Incremental Revolving Loans are subject to usual and customary conditions to effectiveness, including, for example, the Company electing to utilize such Incremental Revolving Loans by a date certain and the payment of required fees. Borrowings under the Revolving Facility (including, to the extent incurred, the Incremental Revolving Loans) bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 4.625%. Borrowings under the FILO Facility bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 6.00%. The applicable margin under the Revolving Facility is subject to a 0.125% reduction and the applicable margin under the FILO Facility is subject to a 0.50% reduction, in each case upon the repayment in full of a $5.0 over-advance provided on the initial funding date under the Revolving Facility. The New ABL Facility is secured by, among other things, a first priority lien on accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The initial funding under the New ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Prior ABL Facility in full. After giving effect to the foregoing, we had approximately $39.9 of available borrowing capacity under the New ABL Facility. The New ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.0 to 1.0 if availability under the Revolving Facility falls below $7.0.

The New ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the New ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The New ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the New ABL Facility), events of default and other customary provisions. Our New ABL Facility matures in 2028.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the Prior ABL Facility were $6.5 at December 31, 2024. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

As of December 31, 2024, the Company had $1.9 of outstanding short-term indebtedness related to the financing of various insurance premiums.

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

ASU 2016-02, Leases (Topic 842), requires that a lessee use the rate implicit in the lease when measuring the lease liability and ROU asset, when available. Alternatively, the Company is permitted to use its incremental borrowing rate which is defined as the rate of interest that the Company would have to pay to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Since the rate implicit in the lease is not readily determinable, the Company uses its incremental borrowing rate when measuring its leases. We estimate our incremental borrowing rate to discount the lease payments at the lease commencement date based on credit adjusted interest rates available to us over the lease term.

The Company does not have any material leases that have not yet commenced that would create significant rights and obligations, nor does it have any material leases with related parties. Additionally, the Company’s leases do not impose any restrictions or covenants on us. Short-term lease expense is not material for the Company.

The components of lease expense were as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Operating lease fixed cost	$9.2	$16.9
Finance lease fixed cost	24.0	14.5
Interest on finance lease liabilities	4.8	3.2
Lease variable cost	5.5	5.9
Total lease cost	$43.5	$40.5

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.7	$16.4
Operating cash flows for finance leases	4.8	3.2
Financing cash flows for finance leases	21.6	14.6

ROU assets obtained in exchange for lease obligations:
Operating leases	$4.9	$7.2
Finance leases	3.9	44.0

Supplemental balance sheet information related to leases was as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Operating Leases
Operating lease assets	$19.6	$22.3

Current portion of operating lease liabilities	$6.9	$6.9
Long-term operating lease liabilities	13.5	16.0
Total operating lease liabilities	$20.4	$22.9

Finance leases
Property and equipment, net	$38.9	$59.9
Total finance lease assets	$38.9	$59.9

Current portion of finance lease liabilities	$13.0	$22.0
Long-term finance lease liabilities	26.4	36.2
Total finance lease liabilities	$39.4	$58.2

Weighted Average Remaining Lease Term
Operating leases (in years)	3.1	3.6
Finance leases (in years)	2.2	2.7

Weighted Average Discount Rate
Operating leases	9.0%	6.7%
Finance leases	10.3%	9.8%

Maturities of lease liabilities were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2025	$8.5	$24.2
2026	7.0	16.5
2027	5.1	1.8
2028	2.4	0.6
2029	0.5	0.3
Thereafter	0.1	—
Total lease payments	23.6	43.4
Less: imputed interest	(3.2)	(4.0)
Total	$20.4	$39.4

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $50.0 debt outstanding under the Prior ABL Facility as of December 31, 2024. The fair value of the Prior ABL Facility approximates its carrying value as of December 31, 2024.

The following tables present the placement in the fair value hierarchy of the 2025 Senior Notes, based on market prices for publicly traded debt, as of December 31, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
2025 Senior Notes	$231.2	$—	$231.2	$—
Total Senior Notes	$231.2	$—	$231.2	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
2025 Senior Notes	$233.7	$—	$233.7	$—
Total Senior Notes	$233.7	$—	$233.7	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 5, based on sales contracts and comparative price quotes, as of December 31, 2024 and December 31, 2023:

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2023	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the years ended December 31, 2024 and December 31, 2023, there was no before-tax loss (gain) related to Assets Held for Sale.

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

NOTE 11 - Employee Retirement Plans

The Company sponsors a qualified, defined contribution savings and investment plan, covering substantially all employees. The KLX Energy Services Holdings, Inc. Retirement Plan (“401(k) Plan”) was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their annual compensation, limited to certain statutory maximum contributions. Participants would vest in discretionary matching contributions in an amount equal to 50% of the first 6% of an employee’s eligible compensation that is contributed to the 401(k) Plan based on a 3-year vesting schedule. Total expense for the Plan was $3.4 and $3.5 for the years ended December 31, 2024 and December 31, 2023, respectively.

NOTE 12 - Equity and Stock-Based Compensation

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

Shares of Common Stock offered and sold in the ATM Offering were issued pursuant to the Company's shelf registration statement on Form S-3 (Registration No. 333-256149) filed with the SEC on May 14, 2021 and declared effective on June 11, 2021 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on June 14, 2021 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. The Registration Statement expired on June 11, 2024 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

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

During the three and twelve months ended December 31, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.5, respectively. During the three and twelve months ended December 31, 2023, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.5, respectively.

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

Stock-based compensation cost recognized during the years ended December 31, 2024 and December 31, 2023 related to grants of restricted stock granted by or approved by the Compensation Committee. Stock-based compensation was $3.9 and $3.0 for the years ended December 31, 2024 and December 31, 2023, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $3.9 at December 31, 2024 and $4.2 at December 31, 2023.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding:

	Year Ended
	December 31, 2024			December 31, 2023
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)
Outstanding, beginning of period	550	$11.81	1.20	511	$11.86	2.00
Shares granted	441	9.26		278	11.48
Shares vested	(249)	12.35		(233)	11.28
Shares forfeited	(21)	9.44		(6)	9.87
Outstanding, end of period	721	$9.98	1.42	550	$11.81	1.20
.
NOTE 13 - Income Taxes

Income tax expense consisted of the following:

	Year Ended
	December 31, 2024	December 31, 2023
Current:
Federal	$(0.3)	$2.3
State	0.9	1.3
Total current income tax expense	$0.6	$3.6
Deferred:
Federal	$—	$(0.6)
State	—	—
Total deferred income tax expense (benefit)	—	(0.6)
Total income tax expense	$0.6	$3.0

A reconciliation of income tax expense using the federal statutory income tax rate of 21% to the actual income tax consists of the following:

	Year Ended
	December 31, 2024	December 31, 2023
Income tax (benefit) expense at statutory rate	$(11.0)	$4.6
State income taxes, net of federal tax benefit	0.7	1.1
Valuation allowance	9.5	(6.4)
Adjustments to prior year tax accruals	(0.3)	2.2
Stock based compensation	0.1	(0.1)
Non-deductible meals and entertainment	1.3	1.4
Officer compensation	0.3	0.6
Bargain purchase gain	—	(0.5)
Other	—	0.1
Total income tax expense	$0.6	$3.0

Income tax expense was $0.6 for the year ended December 31, 2024, which reflects an effective tax rate of approximately (1.1)%. For the fiscal year ended December 31, 2024, the Company recognized current state tax expense on its year-to-date income of $0.9, primarily related to Texas franchise tax, less a federal tax adjustment of $(0.3) to the prior year accrual. For the fiscal year ended December 31, 2023, the Company recognized current federal tax expense on its year-to-date income of $0.3 and $1.1 of state income tax, primarily related to Texas franchise tax, less a deferred tax benefit of $(0.6), primarily due to the bargain purchase gain related to the Greene's Acquisition. In addition, the Company recognized $2.0 of federal tax expense and $0.2 of state income tax expense for the fiscal year ended December 31, 2022.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consisted of the following:

	Year Ended
	December 31, 2024	December 31, 2023
Deferred tax assets:
Intangible assets	$57.6	$74.1
Net operating loss carryforward	195.0	180.1
Operating lease liabilities	4.8	5.4
Interest expense limitation	23.3	10.3
Other	6.8	7.0
	287.5	276.9
Deferred tax liabilities:
Operating lease assets	(4.6)	(5.2)
Depreciation	(16.4)	(16.4)
Other	(1.2)	(1.1)
	(22.2)	(22.7)
Net deferred tax asset before valuation allowance	$265.3	$254.2
Valuation allowance	(265.2)	(254.1)
Net deferred tax asset	$0.1	$0.1

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss that existed for the three-year period ended December 31, 2024. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2024 and December 31, 2023, a valuation allowance of $265.2 and $254.1 has been recorded, respectively, to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods, such as a demonstrated operating profitability. The change in the valuation allowance from December 31, 2023 was a net increase of $11.1, which is primarily due to the current year operating loss plus prior year adjustments. The valuation allowance recorded is exclusive of the $0.1 relating to the Texas franchise tax, which the Company expects to fully realize.

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

The Company has U.S. federal net operating loss carryforwards of $840.2 and $780.0, for the fiscal years ended December 31, 2024 and December 31, 2023, respectively. Of these net operating losses, $724.1 is subject to an IRC Section 382 limitation, excluding $12.1 that will expire between 2029 and 2037 that the Company believes will not be utilized. The Company also has state net operating loss carryforwards of $269.3 for the fiscal year ended December 31, 2024, and $291.7 for the fiscal year ended December 31, 2023, which begin to expire for tax years ending in 2028. The Company's ability to utilize the state net operating loss carryforwards may be limited according to state law and conformity to the IRC Section 382 limitation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company had no unrecognized tax benefits for the years ended December 31, 2024 and December 31, 2023.

The Company is subject to taxation in the United States and various states. Tax years that remain subject to examinations by major tax jurisdictions are generally open for tax years beginning in 2020 and after.

NOTE 14 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Chief Operating Decision Maker ("CODM"). The Company's CODM is our Chief Executive Officer. As a result, Company has three reportable segments.

The Company has adopted ASU 2023-07, Segment Reporting (Topic 280) as of December 31, 2024. Accordingly, the following tables have been updated to present revenues, significant expenses and operating income by reportable segment:

	Year Ended
	December 31, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$229.1	$270.7	$211.6	$(2.1)	$709.3
Less
Cost of sales	164.6	218.4	164.9	(2.1)
Depreciation and amortization	27.3	30.8	34.1
Selling, general and administrative(1)	7.7	12.7	6.6
Other segment items	5.9	4.8	3.8
Segment operating income	$23.6	$4.0	$2.2	$—	$29.8
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses					(45.3)
Interest income					2.5
Interest expense					(39.4)
Loss before income tax					$(52.4)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

	Year Ended
	December 31, 2023
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$271.5	$306.8	$312.3	$(2.2)	$888.4
Less
Cost of sales	187.5	243.6	236.5	(2.2)
Depreciation and amortization	22.4	25.7	22.9
Selling, general and administrative(1)	7.5	12.6	6.8
Other segment items	8.0	5.1	6.0
Segment operating income	$46.1	$19.8	$40.1	$—	$106.0
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses					(49.1)
Interest income					1.8
Interest expense					(36.5)
Income before income tax					$22.2
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

Other segment items include research and development costs, allocations and other expenses.

The following tables present revenues by service offering by reportable segment:

	Year Ended
	December 31, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$24.6	$76.3	$57.3	$(2.1)	$156.1
Completion	123.8	125.6	123.3		372.7
Production	58.2	37.9	14.6		110.7
Intervention	22.5	30.9	16.4		69.8
Total revenues	$229.1	$270.7	$211.6	$(2.1)	$709.3

	December 31, 2023
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$31.1	$102.0	$89.3	$(2.2)	$220.2
Completion	149.9	138.9	179.7		468.5
Production	65.2	34.0	18.6		117.8
Intervention	25.3	31.9	24.7		81.9
Total revenues	$271.5	$306.8	$312.3	$(2.2)	$888.4

The following table presents total assets by segment:

	December 31, 2024	December 31, 2023
Rocky Mountains	$114.0	$135.8
Southwest	152.3	174.3
Northeast/Mid-Con	98.4	117.2
Total	364.7	427.3
Unallocated corporate assets	91.6	112.5
Total assets	$456.3	$539.8

The following table presents capital expenditures by reportable segment:

	Year Ended
	December 31, 2024	December 31, 2023
Rocky Mountains	$14.5	$14.1
Southwest	24.1	16.4
Northeast/Mid-Con	26.1	25.7
Unallocated corporate expenditures	0.4	0.9
Total capital expenditures	$65.1	$57.1

NOTE 15 - Net (Loss) Income Per Common Share

Basic net (loss) income per common share is computed using the weighted average common shares outstanding during the period. Diluted net (loss) income per common share is computed by using the weighted average common shares outstanding, excluding unvested restricted shares when their inclusion would be anti-dilutive. For the years ended December 31, 2024 and December 31, 2023, we excluded 0.4 and 0.0 million shares of the Company’s Common Stock, respectively. The computations of basic and diluted net loss per share for the years ended December 31, 2024 and December 31, 2023 are as follows:

	Year Ended
	December 31, 2024	December 31, 2023
Net (loss) income	$(53.0)	$19.2
(Shares in millions)
Basic weighted average common shares	16.2	15.6
Effect of dilutive securities - dilutive securities	—	0.1
Diluted weighted average common shares	16.2	15.7

Basic net (loss) income per common share	$(3.27)	$1.23
Diluted net (loss) income per common share	$(3.27)	$1.22

NOTE 16 - Subsequent Events

On March 7, 2025, the Company and certain of its subsidiaries party thereto entered into a Securities Purchase Agreement with certain holders (the “Investors”) of its 2025 Senior Notes, pursuant to which the Company agreed to issue and sell to the Investors (a) approximately $232.2 in aggregate principal amount of 2030 Senior Notes and (b) warrants entitling the holders thereof to purchase, in the aggregate, up to 2,373,187 shares of Common Stock, at an exercise price of $0.01 per share, subject to adjustment (collectively, the “Warrants”) in exchange for (i) approximately $78.4 in aggregate cash consideration and (ii) approximately $143.6 aggregate principal amount of the 2025 Senior Notes, which will be cancelled by the Company upon receipt thereof (collectively, the “Refinancing”). The Company completed the Refinancing on March 12, 2025, and in connection therewith, deposited with the trustee under the indenture governing the 2025 Senior Notes, $97.1 in trust and irrevocably instructed the trustee to apply such funds to effect the redemption of the remaining 2025 Senior Notes. Upon deposit of such redemption amount, the indenture governing the 2025 Senior Notes was satisfied and discharged in accordance with its terms and, as a result, the Company has been released from its obligations under the indenture governing the 2025 Senior Notes except with respect to those provisions of such indenture that, by their terms, survive the satisfaction and discharge thereof.

In connection with the Refinancing, the Company also entered into a Credit Agreement, dated as of March 7, 2025 (the “New ABL Facility”), with the Company, as borrower, Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto. The initial funding under the New ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Prior ABL Facility in full.

Please see Note 7 - Long Term Debt for additional information regarding the redemption of the 2025 Senior Notes, the 2030 Senior Notes, the repayment of the Prior ABL Facility and the New ABL Facility.

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

In connection with the preparation of this Annual Report on Form 10-K for the year ended December 31, 2024, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2024, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2024.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2024 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2024. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2024, the Company’s internal control over financial reporting is effective.

The effectiveness of our internal control over financial reporting as of December 31, 2024 has been audited by Deloitte & Touche LLP, an independent registered public accounting firm, as stated in their attestation report which is included herein.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on Internal Control over Financial Reporting

We have audited the internal control over financial reporting of KLX Energy Services Holdings, Inc. and subsidiaries (the “Company”) as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2024, based on criteria established in Internal Control — Integrated Framework (2013) issued by COSO.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated financial statements as of and for the year ended December 31, 2024, of the Company and our report dated March 13, 2025, expressed an unqualified opinion on those financial statements.

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

/s/ Deloitte & Touche LLP

Houston, Texas
March 13, 2025

ITEM 9B.	OTHER INFORMATION

None.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION

None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers:

Officer	Age	Biography
Christopher J. Baker, President, Chief Executive Officer and Director	52	Christopher J. Baker became the President and Chief Executive Officer of KLXE upon completion of the QES Merger in July 2020. Mr. Baker became a Director of KLXE in November 2022. Additionally, since the completion of the QES Merger in July 2020, Mr. Baker has served as: (i) President, Treasurer and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, and KLX Energy Services Inc.; (ii) President and Director of KLX Energy Services LLC; and (ii) Vice President of KLX Directional Drilling LLC and Centerline Trucking LLC. Since March 2022, Mr. Baker has also served as a director of NorAm Drilling AS. Previously, Mr. Baker served as President and Chief Executive Officer and as a member of the board of directors of QES from August 2019 through July 2020. Mr. Baker previously served as Executive Vice President and Chief Operating Officer of QES from its formation in 2017 until August 2019 and has served in the same role at Quintana Energy Services LP (“QES LP”) from November 2014 to July 2020. Mr. Baker previously served as Managing Director-Oilfield Services of the Quintana private equity funds (“Quintana”), where he was responsible for sourcing, evaluating and executing oilfield service investments, as well as overseeing the growth of and managing and monitoring the activities of Quintana’s oilfield service portfolio companies beginning in 2008. Prior to joining Quintana, Mr. Baker served as an Associate with Citigroup Global Markets Inc.’s (“Citi”) Corporate and Investment Bank where he conducted corporate finance and valuation activities focused on structuring non-investment grade debt transactions in the energy sector. Prior to his time at Citi, Mr. Baker was Vice President of Operations for Theta II Enterprises, Inc. where he focused on project management of complex subsea and inland marine pipeline construction projects. Mr. Baker attended Louisiana State University, where he earned a B.S. in Mechanical Engineering, and Rice University, where he earned an M.B.A. Our Board benefits from Mr. Baker’s extensive industry experience and his familiarity with the Company.

Max L. Bouthillette, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	56	Max L. Bouthillette became the Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of KLXE upon completion of the QES Merger in July 2020. Additionally, since the completion of the QES Merger in July 2020, Mr. Bouthillette has served as: (i) Vice President, Secretary and Director (or Manager, as applicable) of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc.; and (ii) Vice President and Secretary of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Bouthillette served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of QES since its formation in 2017 through July 2020. Mr. Bouthillette served on QES LP’s board of directors from April 2016 until July 2017 and Mr. Bouthillette served as QES LP’s Executive Vice President, General Counsel, Chief Compliance Officer and Secretary from July 2017 until February 2018. Prior to joining QES, Mr. Bouthillette was with Archer Limited, one of the QES principal stockholders ("Archer”), where he served as Executive Vice President and General Counsel from 2010 to 2017, as President of Archer’s operations in South and North America since 2016 and as a Director of several of its affiliates. Mr. Bouthillette has more than 24 years of legal experience for oilfield services companies, and previously served as Chief Compliance Officer and Deputy General Counsel for BJ Services from 2006 to 2010, as a partner with Baker Hostetler LLP from 2004 to 2006 and with Schlumberger in North America (Litigation Counsel), Asia (OFS Counsel) and Europe (General Counsel Products) from 1998 to 2003. Mr. Bouthillette holds a B.B.A in Accounting from Texas A&M University and a J.D. from the University of Houston Law Center.

Keefer M. Lehner, Executive Vice President and Chief Financial Officer	39	Keefer M. Lehner became the Executive Vice President and Chief Financial Officer of KLXE upon completion of the QES Merger in July 2020. Additionally, since the completion of the QES Merger in July 2020, Mr. Lehner has served as: (i) Vice President and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc; and (ii) Vice President of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Lehner served as Executive Vice President and Chief Financial Officer of QES since its formation in 2017 through July 2020. Mr. Lehner served in that same role at QES LP from January 2017 to July 2020 and previously served as the Vice President, Finance and Corporate Development of QES LP’s general partner from November 2014 to July 2020. Mr. Lehner previously served in various positions at the Quintana, including Vice President, from 2010 to 2014, where he was responsible for sourcing, evaluating and executing investments, as well as managing and monitoring the activities of Quintana’s portfolio companies. During his tenure at Quintana, Mr. Lehner monitored and advised the growth of the predecessors to QES. Prior to joining Quintana in 2010, Mr. Lehner worked in the investment banking division of Simmons & Company International, where he focused on mergers, acquisitions and capital raises for public and private clients engaged in all facets of the energy industry. Mr. Lehner attended Villanova University, where he earned a B.S.B.A. in Finance.

Our Board of Directors

The following table sets forth information regarding our directors.

Director	Age	Biography

John T. Collins	78
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

Gunnar Eliassen	39	Gunnar Eliassen became a Director of KLXE upon the completion of the QES Merger in July 2020. Previously, Mr. Eliassen served on the QES board of directors from the company’s formation in 2017 through July 2020. Mr. Eliassen served on the board of directors of the general partner of QES LP from January 2017 until July 2020. He currently also serves as a director of Prosafe SE and as chairman of the board of directors of Scana ASA. From 2016 until 2023, Mr. Eliassen was employed by Seatankers Services (UK) LLP, an affiliated company of Geveran Investment Limited and its affiliates, where he was responsible for overseeing and managing various public and private investments. Mr. Eliassen’s past experience includes serving as a director of Seadrill Ltd, Aquadrill LLC, Valaris Ltd, Noram Drilling AS, Northern Drilling Ltd as well as executive roles as Chief Executive Officer of ST Energy Transition I Ltd. and Chief Executive Officer of Northern Drilling. From 2011 through 2015 Mr Eliassen was a Partner at Pareto Securities where he was responsible for execution of public and private capital markets transactions with emphasis on the energy sector. Mr. Eliassen received a Master in Finance from the Norwegian School of Economics. Our Board benefits from Mr. Eliassen’s extensive experience with public and private investments, including investments in the oil and natural gas industry.

Danielle E. Hunter	42	Danielle E. Hunter is the President of Berry Corporation (Nasdaq: BRY), an upstream energy company engaged in the responsible development and production of conventional oil reserves in the Western United States. She joined Berry in January 2020 as Executive Vice President, General Counsel and Corporate Secretary, a position she held through her appointment as President effective January 1, 2023. Prior to joining Berry, Ms. Hunter served as Executive Vice President, General Counsel, Corporate Secretary and Chief Risk and Compliance Officer at C&J Energy Services, Inc. (now part of Patterson UTI (Nasdaq: PTEN)), a well construction, completions, and services company, where she provided strategic counsel on a broad range of legal, business and operational matters. She served at C&J from June 2011 through November 2019. From 2007 through 2011, Ms. Hunter practiced corporate law at Vinson & Elkins LLP representing public and private companies in capital markets offerings and mergers and acquisitions, primarily in the oil and natural gas industry. She served as a judicial law clerk to U.S. District Judge Tucker Melancon, U.S. District Court for the Western District of Louisiana, after graduating Magna Cum Laude from Tulane University Law School in 2006.

Thomas P. McCaffrey	70	Thomas P. McCaffrey has served as a member of the Board since May 2020. Mr. McCaffrey served as Chairman of the integration committee of the Board upon completion of the QES Merger until the integration committee was disbanded in December 2020. From May 1, 2020 until July 28, 2020, Mr. McCaffrey served as President and Director of KLX RE Holdings LLC. Mr. McCaffrey previously served as President, Chief Executive Officer and Chief Financial Officer of KLXE, from April 30, 2020 through the completion of the QES Merger. Previously, Mr. McCaffrey served as Senior Vice President and Chief Financial Officer of KLXE from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and currently serves as Chairman of the Board. Previously, he served as a member of various committees. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of the Company’s business and industry, and strategic planning experience.

Corbin J. Robertson, Jr.	77	Corbin J. Robertson, Jr. became a Director upon the completion of the QES Merger in July 2020. Previously, Mr. Robertson served as Chairman of the QES board of directors since the company’s formation in 2017 through July 2020. Mr. Robertson has served as Chairman of the board of directors of the general partner of QES LP since the board was established. Mr. Robertson has also served as Chief Executive Officer and Chairman of the board of directors of GP Natural Resource Partners LLC since 2002. He has served as the Chief Executive Officer and Chairman of the board of directors of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992, Quintana Minerals Corporation since 1978 and as Chairman of the board of directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, L.P., Chairman of the board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, Baylor College of Medicine and the World Health and Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson attended the University of Texas at Austin where he earned a B.B.A. from the Business Honors Program. Our Board benefits from Mr. Robertson’s extensive industry experience, his extensive experience with oil and gas investments and his board service for several companies in the oil and natural gas industry.

John T. Whates, Esq.	77	John T. Whates, Esq. has served as a member of the Board since September 2018. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the board of directors of Dynamic Healthcare Systems, Inc., was a member of the board of directors of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the compensation committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’s extensive experience, multi-dimensional educational background, thorough knowledge of the Company’s business and industry and financial expertise.

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

The remaining information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2024.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2025 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2024.

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
4.3¥
Indenture, dated March 12, 2025, among KLX Energy Services Holdings, Inc., as the issuer, the guarantor parties thereto and U.S. Bank Trust Company, National Association, as trustee (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K, riled on March 12, 2025, File No. 001-38609).

4.4	Form of Senior Secured Floating Rate Cash / PIK Notes due 2030 (included in Exhibit 4.3).

4.5	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 12, 2025, File No. 001-38609).
4.6
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

10.36
Securities Purchase Agreement, dated as of March 7, 2025, by and among KLX Energy Services Holdings, Inc., the subsidiary guarantors party thereto, and the holders of Existing Notes party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 7, 2025, File No. 001-38609).

10.37¥
Credit Agreement, dated as of March 7, 2025, by and among KLX Energy Services Holdings, Inc., Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 7, 2025, File No. 001-38609).

19.1*	KLX Energy Services Holdings, Inc. Insider Trading Policy
21.1*	List of subsidiaries of KLX Energy Services Holdings, Inc.
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.

31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1*†
KLX Energy Services Holdings, Inc. Executive Officer Incentive Compensation Clawback Policy [(incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on March 8, 2024, File No. 001-38609)].

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

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director
Date:	March 13, 2025

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 13, 2025.

Signature

/s/ Christopher J. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)
Christopher J. Baker

/s/ Keefer M. Lehner	Executive Vice President and Chief Financial Officer (Principal Financial Officer)
Keefer M. Lehner

/s/ Geoffrey C. Stanford	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)
Geoffrey C. Stanford

/s/ John T. Whates	Director and Chairman of the Audit Committee
John T. Whates

/s/ Gunnar Eliassen	Director and Chairman of the Nominating and Corporate Governance Committee
Gunnar Eliassen

/s/ Corbin J. Robertson, Jr.	Chairman of the Board of Directors
Corbin J. Robertson, Jr.

/s/ John T. Collins	Director
John T. Collins

/s/ Danielle E. Hunter	Director and Chairman of the Compensation Committee
Danielle E. Hunter

/s/ Thomas P. McCaffrey	Director
Thomas P. McCaffrey