Form 10-Q
period 2025-03-31
KLX Energy Services Holdings, Inc.
filed 2025-05-09
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2025

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

The registrant has one class of common stock, $0.01 par value, of which 17,553,935 shares were outstanding as of April 30, 2025.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	March 31, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$14.6	$91.6
Restricted cash	8.1	—
Accounts receivable–trade, net of allowance of $4.2 and $4.2	102.7	96.9
Inventories, net	31.8	31.0
Prepaid expenses and other current assets	10.7	13.5
Total current assets	167.9	233.0
Property and equipment, net	184.2	197.1
Operating lease assets	19.5	19.6
Intangible assets, net	1.3	1.5
Other assets	6.2	5.1
Total assets	$379.1	$456.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$58.2	$74.4
Accrued interest	1.9	4.5
Accrued liabilities	27.6	41.3
Current portion of long-term debt	4.3	—
Current portion of operating lease obligations	7.0	6.9
Current portion of finance lease obligations	12.3	13.0
Total current liabilities	111.3	140.1
Long-term debt	256.7	285.1
Long-term operating lease obligations	13.1	13.5
Long-term finance lease obligations	23.3	26.4
Other non-current liabilities	1.3	1.7
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 18.1 and 17.5 issued	0.2	0.2
Additional paid-in capital	569.7	557.5
Treasury stock, at cost, 0.5 shares and 0.5 shares	(6.2)	(5.8)
Accumulated deficit	(590.3)	(562.4)
Total stockholders’ deficit	(26.6)	(10.5)
Total liabilities and stockholders’ deficit	$379.1	$456.3
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Revenues	$154.0	$174.7
Costs and expenses:
Cost of sales	123.8	144.0
Depreciation and amortization	24.7	21.9
Selling, general and administrative	21.6	21.6
Research and development costs	0.4	0.3
Loss on debt extinguishment	1.2	—
Operating loss	(17.7)	(13.1)
Non-operating expense:
Interest income	(0.3)	(0.7)
Interest expense	10.3	9.6
Net loss before income tax	(27.7)	(22.0)
Income tax expense	0.2	0.2
Net loss	$(27.9)	$(22.2)

Net loss per share-basic	$(1.62)	$(1.38)
Net loss per share-diluted	$(1.62)	$(1.38)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2025 and March 31, 2024
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.4)	—	(0.4)
Issuance of common stock, net of cost	0.6	—	0.4	—	—	0.4
Issuance of warrants	—	—	11.0	—	—	11.0
Net loss	—	—	—	—	(27.9)	(27.9)
Balance at March 31, 2025	18.1	$0.2	$569.7	$(6.2)	$(590.3)	$(26.6)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of common stock, net of cost	0.4	0.1	(0.1)	—	—	—
Net loss	—	—	—	—	(22.2)	(22.2)
Balance at March 31, 2024	17.3	$0.2	$554.1	$(5.8)	$(531.6)	$16.9
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31, 2025	March 31, 2024
Cash flows from operating activities:
Net loss	$(27.9)	$(22.2)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	24.7	21.9
Non-cash compensation	0.8	0.9
Amortization of deferred financing fees	0.5	0.5
Provision for inventory reserve	0.5	0.5
Change in allowance for doubtful accounts	—	(1.1)
Gain on disposal of property, equipment and other	(2.7)	(2.7)
Loss on debt extinguishment	1.2	—
Other	0.1	—
Changes in operating assets and liabilities:
Accounts receivable	(5.8)	7.5
Inventories	(1.4)	(0.4)
Prepaid expenses and other current and non-current assets	3.4	3.6
Accounts payable	(14.5)	(17.6)
Other current and non-current liabilities	(16.5)	(1.7)
Net cash flows used in operating activities	(37.6)	(10.8)
Cash flows from investing activities:
Purchases of property and equipment	(15.0)	(13.5)
Proceeds from sale of property and equipment	4.8	3.3
Net cash flows used in investing activities	(10.2)	(10.2)
Cash flows from financing activities:
Proceeds from stock issuance, net of costs	0.5	—
Borrowings under New ABL Facility	55.0	—
Repayments on Prior ABL Facility	(50.0)	—
Proceeds from issuance of 2030 Senior Notes and warrants	225.2	—
Repayment of 2025 Senior Notes	(236.3)	—
Principal payments on 2030 Senior Notes	(1.2)	—
Payments on finance lease obligations	(4.2)	(4.7)
Payments of debt issuance costs	(8.3)	—
Change in financed payables	(1.4)	(1.4)
Other	(0.4)	(0.5)
Net cash flows used in financing activities	(21.1)	(6.6)
Net change in cash and cash equivalents and restricted cash	(68.9)	(27.6)
Cash and cash equivalents and restricted cash, beginning of period	91.6	112.5
Cash and cash equivalents and restricted cash, end of period	$22.7	$84.9

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.1	$—
Interest	12.1	2.5
Supplemental schedule of non-cash activities:
Accrued capital expenditures	10.9	4.1
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year 2025 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Company’s 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
NOTE 2 - Recent Accounting Pronouncements

In December 2023, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2023-09, Income Taxes (Topic 740). This ASU includes specific annual disclosure requirements for rate reconciliation, income taxes paid and other tax-related disclosures. The guidance is effective for the Company for the fiscal year beginning January 1, 2025 and is not expected to have a material impact on the Company’s consolidated financial statements.
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	March 31, 2025	December 31, 2024
Spare parts	$20.2	$20.5
Plugs	8.9	8.0
Consumables	4.2	3.9
Other	2.2	1.8
Subtotal	35.5	34.2
Less: Inventory reserve	(3.7)	(3.2)
Total inventories, net	$31.8	$31.0

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $3.7 and $3.2 as of March 31, 2025 and December 31, 2024, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			March 31, 2025	December 31, 2024
Land, buildings and improvements	1	—	40	$36.4	$36.3
Machinery	1	—	20	290.0	289.0
Equipment and furniture	1	—	15	249.2	243.4
ROU assets - finance leases	1	—	20	83.1	83.9
Total property and equipment				658.7	652.6
Less: Accumulated depreciation				(480.4)	(461.1)
Add: Construction in progress				5.9	5.6
Total property and equipment, net				$184.2	$197.1

Depreciation expense related to non-leased fixed assets was $19.0 and $15.9 for the three months ended March 31, 2025 and March 31, 2024, respectively. Finance lease amortization expense was $5.6 and $5.8, respectively, for the three months ended March 31, 2025 and March 31, 2024.

Assets Held for Sale

As of March 31, 2025, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.3. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of March 31, 2025 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Debt
Outstanding debt consisted of the following:

	March 31, 2025	December 31, 2024
2025 Senior Notes	$—	$236.3
2030 Senior Notes	231.0	—
Prior ABL Facility	—	50.0
New ABL Facility	55.0	—
Total principal outstanding	286.0	286.3
Less: Unamortized debt issuance costs	(7.2)	(1.2)
Less: Original issue discount	(17.8)	—
Total debt	261.0	285.1
Less: Current portion of long-term debt	4.3	—
Long-term debt	$256.7	$285.1
Refinancing

On March 7, 2025, the Company and certain of our subsidiaries party thereto entered into a Securities Purchase Agreement with certain holders (the “Investors”) of our 11.5% senior secured notes due 2025 (the “2025 Senior Notes”), pursuant to which the Company agreed to issue and sell to the Investors (a) approximately $232.2 in aggregate principal amount of the Senior Secured Floating Rate Cash / PIK Notes due 2030 (the “2030 Senior Notes” and, together with the 2025 Senior Notes, the “Senior Secured Notes”) and (b) warrants entitling the holders thereof to purchase, in the aggregate, up to 2,373,187 shares of Common Stock, at an exercise price of $0.01 per share, subject to adjustment in exchange for (i) approximately $78.4 in aggregate cash consideration and (ii) approximately $143.6 aggregate principal amount of the 2025 Senior Notes, which were cancelled by the Company upon receipt thereof (collectively, the “Refinancing”). The Company consummated the Refinancing on March 12, 2025.
Senior Secured Notes
2025 Senior Notes

In conjunction with the acquisition of Motley Services, LLC (“Motley”) in 2018, we issued $250.0 principal amount of the 2025 Senior Notes offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, total debt related to the 2025 Senior Notes as of December 31, 2024 was $235.1. The 2025 Senior Notes bore interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2024 was $4.5.

On March 12, 2025, approximately $143.6 aggregate principal amount of the 2025 Senior Notes were exchanged in connection with the Refinancing, and the Company deposited $97.1 in trust with the trustee for the 2025 Senior Notes and irrevocably instructed the trustee to apply such funds to effect the redemption of all of the remaining outstanding 2025 Senior Notes on March 30, 2025 at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest. Upon deposit of such redemption amount, the indenture that governs the 2025 Senior Notes (the “2025 Senior Notes Indenture”) was satisfied and discharged in accordance with its terms and, as a result thereof, the Company has been released from its obligations under the 2025 Senior Notes and the 2025 Senior Notes Indenture except with respect to those provisions of the 2025 Senior Notes Indenture that, by their terms, survive the satisfaction and discharge of thereof.

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
As of March 31, 2025, the principal amount outstanding under the 2030 Senior Notes was $231.0. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of March 31, 2025 was $206.0. The effective interest rate under the 2030 Senior Notes was approximately 12.83% on March 31, 2025. Accrued interest related to the 2030 Senior Notes was $1.6 as of March 31, 2025.

ABL Facilities

Prior ABL Facility

On August 10, 2018, the Company entered into a Credit Agreement, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent (“Prior Administrative Agent”), as collateral agent and as issuing lender, and the lenders party thereto, which has been repaid in full and the commitments thereunder terminated (as amended, supplemented, or otherwise modified prior to the termination thereof, the “Prior ABL Facility”). The Prior ABL Facility became effective on September 14, 2018 and was scheduled to mature in 2025. Borrowings under the Prior ABL Facility bore interest at a rate equal to Term SOFR (as defined in the Prior ABL Facility) plus the Applicable Margin (as defined in the Prior ABL Facility).

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the New ABL Facility and the commitments thereunder terminated. In connection with the prepayment and termination of the Prior ABL Facility, the Company provided Prior Administrative Agent cash collateral in support of certain existing letters of credit and existing purchasing card program in an aggregate amount of approximately $8.1.

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
As of March 31, 2025, the borrowings outstanding under the New ABL Facility were $55.0. The effective interest rate under the New ABL Facility was approximately 9.06% on March 31, 2025. Accrued interest related to the New ABL Facility was $0.3 as of March 31, 2025.
We have funds available under the New ABL Facility of $43.5 on the March 31, 2025 borrowing base certificate, which includes the undrawn availability on the FILO Facility.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the New ABL Facility were $6.4 at March 31, 2025 and under the Prior ABL Facility were $6.5 at December 31, 2024. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets. Restricted cash on the balance sheet is largely tied to cash collateralized letters of credit as we shift from our Prior ABL Facility to the New ABL Facility. As of the date of filing, $6.1 of the restricted cash is no longer restricted.

As of March 31, 2025, the Company had $0.6 of outstanding short-term indebtedness related to the financing of various insurance premiums.
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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $55.0 debt outstanding under the ABL Facility as of March 31, 2025. The fair value of the ABL Facility approximates its carrying value as of March 31, 2025.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of March 31, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	March 31, 2025	Level 1	Level 2	Level 3
2030 Senior Notes	$211.1	$—	$—	$211.1
Total Senior Secured Notes	$211.1	$—	$—	$211.1

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
2025 Senior Notes	$231.2	$—	$231.2	$—
Total Senior Secured Notes	$231.2	$—	$231.2	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of March 31, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	March 31, 2025	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three months ended March 31, 2025 and March 31, 2024, there was no before-tax loss (gain) related to Assets Held for Sale.

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

NOTE 8 - Equity and Stock-Based Compensation

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s common stock, par value $0.01 per share (“Common Stock”), having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.8 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company's election not to deliver a placement notice.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-271182) filed with the SEC on April 7, 2023 and declared effective on April 19, 2023 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

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

The Company has used and plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three months ended March 31, 2025, the Company sold 142,769 shares of Common Stock in exchange for gross proceeds of approximately $0.5 and incurred legal and administrative fees of $0.1.

During the three months ended March 31, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1.

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

Compensation cost recognized during the three months ended March 31, 2025 and March 31, 2024 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.8 and $0.9 for the three months ended March 31, 2025 and March 31, 2024, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $5.2 at March 31, 2025 and $3.9 at December 31, 2024.
NOTE 9 - Income Taxes

Income tax expense was $0.2 and $0.2 for the three months ended March 31, 2025 and March 31, 2024, respectively, and was comprised primarily of state and local taxes. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.
NOTE 10 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins), the Southwest Region (the Permian Basin and the Eagle Ford Shale) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Chief Operating Decision Maker (“CODM”). The Company's CODM is our Chief Executive Officer. As a result, the Company has three reportable segments.

The following table presents revenues, significant expenses and operating (loss) income by reportable segment:

	Three Months Ended
	March 31, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$47.9	$65.4	$41.0	$(0.3)	$154.0
Less
Cost of sales	37.7	49.7	35.8	(0.3)
Depreciation and amortization	6.8	8.3	9.0
Selling, general and administrative(1)	1.9	3.4	1.6
Other segment items	1.7	1.0	2.7
Segment operating income	$(0.2)	$3.0	$(8.1)	$—	$(5.3)
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses					(12.4)
Interest income					0.3
Interest expense					(10.3)
Loss before income tax					$(27.7)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

	Three Months Ended
	March 31, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$45.7	$69.7	$59.9	$(0.6)	$174.7
Less
Cost of sales	36.7	58.0	48.0	(0.6)
Depreciation and amortization	6.6	7.4	7.4
Selling, general and administrative(1)	2.1	3.4	1.7
Other segment items	1.5	1.6	0.4
Segment operating income	$(1.2)	$(0.7)	$2.4	$—	$0.5
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses					(13.6)
Interest income					0.7
Interest expense					(9.6)
Loss before income tax					$(22.0)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

Other segment items include research and development costs, allocations and other expenses.

The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	March 31, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$7.5	$12.0	$11.4	$(0.3)	$30.6
Completion	22.3	32.9	22.9		78.1
Production	12.4	12.4	2.9		27.7
Intervention	5.7	8.1	3.8		17.6
Total revenues	$47.9	$65.4	$41.0	$(0.3)	$154.0

	Three Months Ended
	March 31, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$3.8	$21.5	$17.3	$(0.6)	$42.0
Completion	26.9	32.6	33.9		93.4
Production	11.0	8.1	4.1		23.2
Intervention	4.0	7.5	4.6		16.1
Total revenues	$45.7	$69.7	$59.9	$(0.6)	$174.7

The following table presents total assets by segment:

	Three Months Ended
	March 31, 2025	December 31, 2024
Rocky Mountains	$105.6	$114.0
Southwest	163.4	152.3
Northeast/Mid-Con	87.4	98.4
Total	356.4	364.7
Unallocated assets	22.7	91.6
Total assets	$379.1	$456.3

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended
	March 31, 2025	March 31, 2024
Rocky Mountains	$1.5	$4.2
Southwest	6.1	3.5
Northeast/Mid-Con	7.1	5.7
Unallocated expenditures	0.3	0.1
Total capital expenditures	$15.0	$13.5

NOTE 11 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended March 31, 2025 and March 31, 2024, 0.7 and 0.2 million shares of the Company’s Common Stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three months ended March 31, 2025 and March 31, 2024 are as follows:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net loss	$(27.9)	$(22.2)
(Shares in millions)
Basic weighted average common shares	17.2	16.1
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	17.2	16.1

Basic net loss per common share	$(1.62)	$(1.38)
Diluted net loss per common share	$(1.62)	$(1.38)
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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the Securities and Exchange Commission (the “SEC”), in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024 and in this Quarterly Report, including the following factors:

•general economic conditions, such as market volatility, inflation and government efforts to reduce inflation or a recession;
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
•overall domestic and global political and economic conditions, including the imposition of increased, new and retaliatory tariffs or trade or other economic sanctions, political instability or armed conflict, including the ongoing conflicts in Ukraine, the Israel-Gaza region and elsewhere in the Middle East, including rising tensions with Iran;
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
•the possibility of terrorist or cyber attacks and the consequences of any such events;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in millions, except per share data)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report as well as our Annual Report on Form 10-K for the year ended December 31, 2024. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2025, as compared to our results of operations for the three months ended March 31, 2024. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction, including $1.7 in cash remaining at Greene's, which was subsequently adjusted to $1.1 due to a $0.6 working capital adjustment.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 37 patents and 7 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia, followed by oil price stabilization, through decreases, in the fourth quarter of 2023 due to a decrease in demand as the overall economy declined. During the first half of 2024, oil prices increased steadily, while in the second half of the year they fell back and traded within a relatively narrow band. Natural gas prices also declined since the fourth quarter of 2023, bottoming out in the first quarter of 2024 and remaining near historic lows for the remainder of the year, before increasing in early 2025 to a two-year high. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel increased by approximately 1.4%, to $71.78 per Bbl during the three months ended March 31, 2025, compared to the WTI average daily price per barrel of $70.81 per Bbl during the three months ended December 31, 2024. In early April 2025, after the introduction of tariffs by the U.S. government and an announced increase in production from the Organization of the Petroleum Exporting Countries and its allies (“OPEC+”), the price of oil dropped by approximately 15%, from $71.87 per Bbl to $61.05 per Bbl. As of March 31, 2025, U.S. rig count stood at 592, which remained flat compared to December 31, 2024, when the U.S. rig count was 589.

Despite the volatility in commodity prices during the fiscal year ended December 31, 2024, the Company remains focused on providing the highest level of customer service across our regions and different service offerings, which has allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below). We are taking steps to hire essential personnel and increase capital expenditures as activity rebounds, but we are measured in our growth and focused on returns.

Looking ahead to the year ending December 31, 2025, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2025, WTI prices have increased slightly in the first quarter, before suddenly decreasing due to the above events, making it difficult to anticipate future changes in price. Currently, global oil inventories supplied from OPEC+ and other oil producing nations are expected to decrease and therefore put downwards pricing pressure globally. As oil price remains at the break-even level for some operators, we expect the industry to retain a cautious approach to drilling expansion, as evidenced by the U.S. rig count being flat through mid-April 2025.

Oil and natural gas prices may fluctuate with changes in demand due to, among other things, the ongoing war in Ukraine, the Israel-Hamas conflict, rising tensions with Iran, international sanctions, speculation as to future actions by OPEC+, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets, the imposition of increased, new and retaliatory tariffs or a recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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

Results of Operations
Three Months Ended March 31, 2025 Compared to Three Months Ended March 31, 2024

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	March 31, 2025	March 31, 2024	% Change
Revenue:
Rocky Mountains	$47.8	$45.6	4.8%
Southwest	65.2	69.4	(6.1)%
Northeast/Mid-Con	41.0	59.7	(31.3)%
Total revenue	$154.0	$174.7	(11.8)%

	Three Months Ended
	March 31, 2025	March 31, 2024	% Change
Revenue:
Drilling	$30.6	$42.0	(27.1)%
Completion	78.1	93.4	(16.4)%
Production	27.7	23.2	19.4%
Intervention	17.6	16.1	9.3%
Total revenue	$154.0	$174.7	(11.8)%

For the quarter ended March 31, 2025, revenues were $154.0, a decrease of $20.7, or 11.8%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the quarter, leading to lower demand for our services. Lower weighted average price contributed to approximately 3% of the $20.7 decrease, and lower weighted average volume contributed to the remaining approximately 97%. On a segment basis, Rocky Mountains segment revenue increased by $2.2 or 4.8%. This increase was driven entirely by an increase in weighted average volume. Southwest segment revenue decreased by $4.2 or 6.1%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $18.7 or 31.3%. Lower weighted average price contributed to approximately 13% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 87%.

Cost of sales. For the quarter ended March 31, 2025, cost of sales were $123.8, or 80.4% of sales, as compared to the three months ended March 31, 2024 of $144.0, or 82.4% of sales. Cost of sales as a percentage of revenues decreased primarily due to higher leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues decreased, labor costs per employee decreased by 2.6% as compared with the three months ended March 31, 2024. Repair & maintenance costs as a percentage of revenues decreased by 11.1% as compared to the three months ended March 31, 2024, due to a decrease in repair & maintenance costs during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended March 31, 2025, SG&A expenses were $21.6, or 14.0% of revenues, as compared with $21.6, or 12.4% of revenues, in the prior year period. The increase in percentage of revenues is due to the lower revenues and lower leverage of fixed costs during the quarter, as SG&A remained the same on a dollar basis compared to the three months ended March 31, 2024.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Three Months Ended
	March 31, 2025	March 31, 2024	% Change
Operating (loss) income:
Rocky Mountains	$(0.2)	$(1.2)	83.3%
Southwest	3.0	(0.7)	NM
Northeast/Mid-Con	(8.1)	2.4	NM
Corporate and other	(12.4)	(13.6)	8.8%
Total operating loss	$(17.7)	$(13.1)	(35.1)%

For the quarter ended March 31, 2025, operating loss was $17.7 compared to operating loss of $13.1 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating loss was $0.2, Southwest segment operating income was $3.0, and Northeast/Mid-Con segment operating loss was $8.1 for the three months ended March 31, 2025.

Income tax expense. For the quarter ended March 31, 2025, income tax expense was $0.2, consistent with income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net (loss) income. For the quarter ended March 31, 2025, net loss was $27.9, as compared to net loss of $22.2 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility and New ABL Facility and cash flows from operations. At March 31, 2025, we had $14.6 of cash and cash equivalents, and $43.5 available on the March 2025 ABL Facility Borrowing Base Certificate, which resulted in a total liquidity position of $58.1.

We have taken several actions to continue to improve our liquidity position, including efficiencies gained from the QES Merger, equity issuances under our ATM Offering program, debt-for-equity exchanges that have reduced interest burden and monetized non-core and obsolete assets. Most recently, we completed a refinancing of our long-term indebtedness on March 12, 2025, as described in greater detail under “—Refinancing”, “—ABL Facilities—New ABL Facility” and “—Senior Secured Notes—2030 Senior Notes” below. As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may further access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure.

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

Refinancing

On March 7, 2025, the Company and certain of our subsidiaries party thereto entered into a Securities Purchase Agreement with certain holders (the “Investors”) of our 11.5% senior secured notes due 2025 (the “2025 Senior Notes”), pursuant to which the Company agreed to issue and sell to the Investors (a) approximately $232.2 in aggregate principal amount of the Senior Secured Floating Rate Cash / PIK Notes due 2030 (the “2030 Senior Notes” and, together with the 2025 Senior Notes, the “Senior Secured Notes”) and (b) warrants entitling the holders thereof to purchase, in the aggregate, up to 2,373,187 shares of Common Stock, at an exercise price of $0.01 per share, subject to adjustment in exchange for (i) approximately $78.4 in aggregate cash consideration and (ii) approximately $143.6 aggregate principal amount of the 2025 Senior Notes, which were cancelled by the Company upon receipt thereof (collectively, the “Refinancing”). The Company consummated the Refinancing on March 12, 2025.

ABL Facilities

Prior ABL Facility

On August 10, 2018, the Company entered into a Credit Agreement, by and among the Company, as borrower, certain subsidiaries of the Company, as guarantors, JPMorgan Chase Bank, N.A., as administrative agent (“Prior Administrative Agent”), as collateral agent and as issuing lender, and the lenders party thereto, which has been repaid in full and the commitments thereunder terminated (as amended, supplemented, or otherwise modified prior to the termination thereof, the “Prior ABL Facility”). The Prior ABL Facility became effective on September 14, 2018 and was scheduled to mature in 2025. Borrowings under the Prior ABL Facility bore interest at a rate equal to Term SOFR (as defined in the Prior ABL Facility) plus the Applicable Margin (as defined in the Prior ABL Facility).

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the New ABL Facility and the commitments thereunder terminated. In connection with the prepayment and termination of the Prior ABL Facility, the Company provided Prior Administrative Agent cash collateral in support of certain existing letters of credit and existing purchasing card program in an aggregate amount of approximately $8.1.

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
As of March 31, 2025, the borrowings outstanding under the New ABL Facility were $55.0. The effective interest rate under the New ABL Facility was approximately 9.06% on March 31, 2025. Accrued interest related to the New ABL Facility was $0.3 as of March 31, 2025.

Senior Secured Notes

2025 Senior Notes

In conjunction with the acquisition of Motley Services, LLC (“Motley”) in 2018, we issued $250.0 principal amount of the 2025 Senior Notes offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, total debt related to the 2025 Senior Notes as of December 31, 2024 was $235.1. The 2025 Senior Notes bore interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2024 was $4.5.

On March 12, 2025, approximately $143.6 aggregate principal amount of the 2025 Senior Notes were exchanged in connection with the Refinancing, and the Company deposited $97.1 in trust with the trustee for the 2025 Senior Notes and irrevocably instructed the trustee to apply such funds to effect the redemption of all of the remaining outstanding 2025 Senior Notes on March 30, 2025 at a redemption price of 100.000% of the principal amount thereof, plus accrued and unpaid interest. Upon deposit of such redemption amount, the indenture that governs the 2025 Senior Notes (the “2025 Senior Notes Indenture”) was satisfied and discharged in accordance with its terms and, as a result thereof, the Company has been released from its obligations under the 2025 Senior Notes and the 2025 Senior Notes Indenture except with respect to those provisions of the 2025 Senior Notes Indenture that, by their terms, survive the satisfaction and discharge of thereof.

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
As of March 31, 2025, the principal amount outstanding under the 2030 Senior Notes was $231.0. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of March 31, 2025 was $206.0. The effective interest rate under the 2030 Senior Notes was approximately 12.83% on March 31, 2025. Accrued interest related to the 2030 Senior Notes was $1.6 as of March 31, 2025.
Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the New ABL Facility were $6.4 at March 31, 2025 and under the Prior ABL Facility were $6.5 at December 31, 2024. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets. Restricted cash on the balance sheet is largely tied to cash collateralized letters of credit as we shift from our Prior ABL Facility to the New ABL Facility. As of the date of filing, $6.1 of the restricted cash is no longer restricted.

As of March 31, 2025, the Company had $0.6 of outstanding short-term indebtedness related to the financing of various insurance premiums.

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

Capital Expenditures

Our capital expenditures were $15.0 during the three months ended March 31, 2025, compared to $13.5 in the three months ended March 31, 2024. We offset $4.8 of capital spending during the three months ended March 31, 2025 with the same amount of proceeds from asset sales. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $40.0 and $50.0 in total capital expenditures for the year ending December 31, 2025. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s common stock, par value $0.01 per share (“Common Stock”), having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.75 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company's election not to deliver a placement notice. Under the terms of the Equity Distribution Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-271182) filed with the SEC on April 7, 2023 and declared effective on April 19, 2023 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act.

The Company has used and plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three months ended March 31, 2025, the Company sold 142,769 shares of Common Stock in exchange for gross proceeds of approximately $0.5 and incurred legal and administrative fees of $0.1.

During the three months ended March 31, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1.

Cash Flows

Our cash flows used in operating activities for the three months ended March 31, 2025 were approximately $37.6 as compared to approximately $10.8 used in operating activities for the three months ended March 31, 2024. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At March 31, 2025, we had $14.6 of cash and cash equivalents and $8.1 of restricted cash. Cash on hand at March 31, 2025 decreased by $68.9, as a result of $37.6 of cash flows used in operating activities, $10.2 of cash flows used in investing activities and $21.1 used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Three Months Ended
	March 31, 2025	March 31, 2024
Net cash flows used in operating activities	$(37.6)	$(10.8)
Net cash flows used in investing activities	(10.2)	(10.2)
Net cash flows used in financing activities	(21.1)	(6.6)
Net change in cash and cash equivalents and restricted cash	(68.9)	(27.6)
Cash and cash equivalents and restricted cash balance end of period	$22.7	$84.9

Net cash used in operating activities

Net cash used in operating activities was $37.6 for the three months ended March 31, 2025, as compared to net cash used in operating activities of $10.8 for the three months ended March 31, 2024. The negative operating cash flows were attributable to the net loss position, an increase in days receivable outstanding and a decrease in days payable outstanding.

Net cash used in investing activities

Net cash used in investing activities was $10.2 for the three months ended March 31, 2025, as compared to net cash used in investing activities of $10.2 for the three months ended March 31, 2024. The cash flows used in investing activities for the three months ended March 31, 2025 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash used in financing activities

Net cash used in financing activities was $21.1 for the three months ended March 31, 2025, compared to net cash used in financing activities of $6.6 for the three months ended March 31, 2024. We refinanced both our 2025 Senior Notes and Prior ABL Facility during the three months ended March 31, 2025, which brought additional cash outlays. We also restarted sales under our ATM Offering program, which generated proceeds of $0.5.
Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Other than the critical accounting policy included below, we believe that our critical accounting policies are limited to those described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2024 Annual Report on Form 10-K filed with the SEC on March 13, 2025.

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

In connection with the preparation of this Quarterly Report for the quarter ended March 31, 2025, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2025.

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

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended March 31, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2025 - January 31, 2025	—	$—	—	$48,859,603
February 1, 2025 - February 28, 2025	80,802	$5.29	—	$48,859,603
March 1, 2025 - March 31, 2025	3,214	$4.67	—	$48,859,603
Total	84,016		—
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

During the three months ended March 31, 2025, except as set forth in the table below, no directors or executive officers adopted or terminated a “Rule 10b5-1 trading arrangement,” as defined in Item 408(a) of Regulation S-K or a “non-Rule 10b5-1 trading arrangement,” as defined in Item 408(c) of Regulation S-K.

	Action	Date	Trading Arrangement		Total Shares to be Sold(3)	Arrangement Expiration Date(4)
			Rule 10b5-1(1)	Non-Rule 10b5-1(2)
Keefer M. Lehner (Executive Vice President and Chief Financial Officer)	Adopt	March 28, 2025	X		24,746	February 27, 2026
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

1.1
Amendment No. 2 to Equity Distribution Agreement, dated March 14, 2025, by and between the Company and the Agent (incorporated by reference to Exhibit 1.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on March 14, 2025, File No. 001-38609).

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

4.1¥
Indenture, dated March 12, 2025, among KLX Energy Services Holdings, Inc., as the issuer, the guarantor parties thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on March 12, 2025, File No. 001-38609).

4.2
Form of Senior Secured Floating Rate Cash / PIK Notes due 2030 (included in Exhibit 4.1) (incorporated by reference to Exhibit 4.2 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on March 12, 2025, File No. 001-38609).

4.3	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on March 12, 2025, File No. 001-38609).
10.1¥
Securities Purchase Agreement, dated as of March 7, 2025, by and among KLX Energy Services Holdings, Inc., the subsidiary guarantors party thereto, and the holders of Existing Notes party thereto (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on March 7, 2025, File No. 001-38609).

10.2¥
Credit Agreement, dated as of March 7, 2025, by and among KLX Energy Services Holdings, Inc., Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on March 7, 2025, File No. 001-38609).

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

Date: May 9, 2025

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: May 9, 2025

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: May 9, 2025