Form 10-Q
period 2025-06-30
KLX Energy Services Holdings, Inc.
filed 2025-08-07
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2025

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

The registrant has one class of common stock, $0.01 par value, of which 17,840,457 shares were outstanding as of August 1, 2025.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	June 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$16.7	$91.6
Restricted cash	0.6	—
Accounts receivable–trade, net of allowance of $4.4 and $4.2	106.0	96.9
Inventories, net	32.0	31.0
Prepaid expenses and other current assets	17.4	13.5
Total current assets	172.7	233.0
Property and equipment, net	171.1	197.1
Operating lease assets	18.1	19.6
Intangible assets, net	1.3	1.5
Other assets	6.3	5.1
Total assets	$369.5	$456.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.7	$74.4
Accrued interest	0.4	4.5
Accrued liabilities	39.8	41.3
Current portion of long-term debt	4.5	—
Current portion of operating lease obligations	7.0	6.9
Current portion of finance lease obligations	17.7	13.0
Total current liabilities	139.1	140.1
Long-term debt	254.2	285.1
Long-term operating lease obligations	11.7	13.5
Long-term finance lease obligations	10.6	26.4
Other non-current liabilities	1.1	1.7
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 18.3 and 17.5 issued	0.2	0.2
Additional paid-in capital	569.0	557.5
Treasury stock, at cost, 0.5 shares and 0.5 shares	(6.2)	(5.8)
Accumulated deficit	(610.2)	(562.4)
Total stockholders’ deficit	(47.2)	(10.5)
Total liabilities and stockholders’ deficit	$369.5	$456.3
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Revenues	$159.0	$180.2	$313.0	$354.9
Costs and expenses:
Cost of sales	125.6	136.0	249.4	280.0
Depreciation and amortization	23.7	23.1	48.4	45.0
Selling, general and administrative	18.0	19.3	39.6	40.9
Research and development costs	0.4	0.3	0.8	0.6
Loss on debt extinguishment	—	—	1.2	—
Impairment and other charges	—	0.1	—	0.1
Operating (loss) income	(8.7)	1.4	(26.4)	(11.7)
Non-operating expense:
Interest income	0.0	(0.6)	(0.3)	(1.3)
Interest expense	11.0	9.8	21.3	19.4
Net loss before income tax	(19.7)	(7.8)	(47.4)	(29.8)
Income tax expense	0.2	0.2	0.4	0.4
Net loss	$(19.9)	$(8.0)	$(47.8)	$(30.2)

Net loss per share-basic	$(1.04)	$(0.49)	$(2.63)	$(1.86)
Net loss per share-diluted	$(1.04)	$(0.49)	$(2.63)	$(1.86)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2025 and June 30, 2024
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.4)	—	(0.4)
Issuance of common stock, net of cost	0.6	0.0	0.4	—	—	0.4
Issuance of warrants	—	—	11.0	—	—	11.0
Net loss	—	—	—	—	(27.9)	(27.9)
Balance at March 31, 2025	18.1	0.2	569.7	(6.2)	(590.3)	(26.6)
Restricted stock, net of forfeitures	—	—	0.5	—	—	0.5
Issuance of common stock, net of cost	0.0	0.0	0.0	—	—	—
Exercise of warrants	0.2	0.0	(1.2)	—	—	(1.2)
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at June 30, 2025	18.3	$0.2	$569.0	$(6.2)	$(610.2)	$(47.2)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of common stock, net of cost	0.4	0.1	(0.1)	—	—	—
Net loss	—	—	—	—	(22.2)	(22.2)
Balance at March 31, 2024	17.3	0.2	554.1	(5.8)	(531.6)	16.9
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	0.0	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(8.0)	(8.0)
Balance at June 30, 2024	17.3	0.2	$555.0	$(5.8)	$(539.6)	$9.8
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended
	June 30, 2025	June 30, 2024
Cash flows from operating activities:
Net loss	$(47.8)	$(30.2)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	48.4	45.0
Impairment and other charges	—	0.1
Non-cash compensation	1.4	1.9
Amortization of deferred financing fees	1.2	0.9
Provision for inventory reserve	0.6	0.4
Change in allowance for doubtful accounts	0.4	(0.6)
Gain on disposal of property, equipment and other	(3.8)	(5.4)
Non-cash interest expense	7.1	—
Loss on debt extinguishment	1.2	—
Other	0.6	(0.4)
Changes in operating assets and liabilities:
Accounts receivable	(9.5)	9.5
Inventories	(2.0)	0.7
Prepaid expenses and other current and non-current assets	0.8	6.9
Accounts payable	(3.8)	(17.0)
Other current and non-current liabilities	(13.3)	(0.4)
Net cash flows (used in) provided by operating activities	(18.5)	11.4
Cash flows from investing activities:
Purchases of property and equipment	(27.7)	(28.8)
Proceeds from sale of property and equipment	6.4	6.6
Net cash flows used in investing activities	(21.3)	(22.2)
Cash flows from financing activities:
Proceeds from stock issuance, net of costs	0.6	(0.2)
Borrowings under New ABL Facility	62.0	—
Repayments on New ABL Facility	(17.0)	—
Repayments on Prior ABL Facility	(50.0)	—
Proceeds from issuance of 2030 Senior Notes and warrants	225.2	—
Repayment of 2025 Senior Notes	(236.3)	—
Mandatory redemption on 2030 Senior Notes	(2.4)	—
Payments on finance lease obligations	(10.6)	(10.2)
Proceeds from note payable	5.7	—
Payments of debt issuance costs	(8.5)	(0.5)
Change in financed payables	(2.8)	(3.4)
Other	(0.4)	(0.5)
Net cash flows used in financing activities	(34.5)	(14.8)
Net change in cash and cash equivalents and restricted cash	(74.3)	(25.6)
Cash and cash equivalents and restricted cash, beginning of period	91.6	112.5
Cash and cash equivalents and restricted cash, end of period	$17.3	$86.9

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$1.0	$0.8
Interest	14.9	18.7
Supplemental schedule of non-cash activities:
Accrued capital expenditures	12.0	8.9
Non-cash interest expense (paid in kind)	7.1	—
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
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	June 30, 2025	December 31, 2024
Spare parts	$19.7	$20.5
Plugs	9.4	8.0
Consumables	4.6	3.9
Other	1.9	1.8
Subtotal	35.6	34.2
Less: Inventory reserve	(3.6)	(3.2)
Total inventories, net	$32.0	$31.0

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $3.6 and $3.2 as of June 30, 2025 and December 31, 2024, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			June 30, 2025	December 31, 2024
Land, buildings and improvements	1	—	40	$35.8	$36.3
Machinery	1	—	20	295.0	289.0
Equipment and furniture	1	—	15	255.7	243.4
ROU assets - finance leases	1	—	20	75.4	83.9
Total property and equipment				661.9	652.6
Less: Accumulated depreciation				(496.4)	(461.1)
Add: Construction in progress				5.6	5.6
Total property and equipment, net				$171.1	$197.1

Depreciation expense related to non-leased fixed assets was $18.9 and $17.0 for the three months ended June 30, 2025 and 2024, respectively, and $37.9 and $32.9 for the six months ended June 30, 2025 and 2024, respectively. Finance lease amortization expense was $4.6 and $5.9 for the three months ended June 30, 2025 and 2024, respectively, and $10.2 and $11.7 for the six months ended June 30, 2025 and 2024, respectively.

Assets Held for Sale

As of June 30, 2025, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.2. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of two operational facilities and select equipment. These assets were being actively marketed for sale as of June 30, 2025 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Debt
Outstanding debt consisted of the following:

	June 30, 2025	December 31, 2024
2025 Senior Notes	$—	$236.3
2030 Senior Notes	236.9	—
Prior ABL Facility	—	50.0
New ABL Facility	45.0	—
Total principal outstanding	281.9	286.3
Less: Unamortized debt issuance costs	(6.8)	(1.2)
Less: Original issue discount	(16.4)	—
Total debt	258.7	285.1
Less: Current portion of long-term debt	4.5	—
Long-term debt	$254.2	$285.1
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
Senior Secured Notes
2025 Senior Notes

In conjunction with the acquisition of Motley Services, LLC in 2018, we issued $250.0 principal amount of the 2025 Senior Notes offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, total debt related to the 2025 Senior Notes as of December 31, 2024 was $235.1. The 2025 Senior Notes bore interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2024 was $4.5.

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

The 2030 Senior Notes were initially fully and unconditionally guaranteed by each of the Company’s current subsidiaries. The 2030 Senior Notes will also be guaranteed by each of the Company’s future subsidiaries that guarantee the Company’s indebtedness or indebtedness of guarantors, including under the New ABL Facility (as defined below) and such subsidiaries that become guarantors in the future will also pledge their collateral in support of such guarantees. These guarantees are senior secured obligations of the guarantors secured by a first priority security interest on substantially all of the guarantors’ assets (other than collateral securing the New ABL Facility on a first priority basis) and a second priority security interest on the guarantors’ assets which secure the New ABL Facility on a first priority basis, subject in each case to certain excluded assets.

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
As of June 30, 2025, the principal amount outstanding under the 2030 Senior Notes was $236.9. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of June 30, 2025 was $213.7. The effective interest rate under the 2030 Senior Notes was approximately 13.81% on June 30, 2025. Accrued interest related to the 2030 Senior Notes was $0.0 as of June 30, 2025.

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

As of June 30, 2025, the borrowings outstanding under the New ABL Facility were $45.0. The effective interest rate under the New ABL Facility was approximately 9.06% on June 30, 2025. Accrued interest related to the New ABL Facility was $0.4 as of June 30, 2025.
We have funds available under the New ABL Facility of $48.7 on the borrowing base certificate, which includes the undrawn availability on the FILO Facility.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the New ABL Facility were $6.2 at June 30, 2025 and under the Prior ABL Facility were $6.5 at December 31, 2024. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets. Restricted cash on the balance sheet is largely tied to cash collateralized letters of credit as we shift from our Prior ABL Facility to the New ABL Facility. As of the date of filing, $0.6 of the restricted cash remains restricted.

As of June 30, 2025, the Company had $4.9 of outstanding short-term indebtedness related to the financing of various insurance premiums, which is included in the Accrued liabilities line item in the balance sheet.
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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $45.0 debt outstanding under the New ABL Facility as of June 30, 2025. The fair value of the New ABL Facility approximates its carrying value as of June 30, 2025.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of June 30, 2025 and December 31, 2024:

		Fair value measurements at reporting date
	June 30, 2025	Level 1	Level 2	Level 3
2030 Senior Notes	$214.2	$—	$—	$214.2
Total Senior Secured Notes	$214.2	$—	$—	$214.2

		Fair value measurements at reporting date
	December 31, 2024	Level 1	Level 2	Level 3
2025 Senior Notes	$231.2	$—	$231.2	$—
Total Senior Secured Notes	$231.2	$—	$231.2	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of June 30, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	June 30, 2025	Level 1	Level 2	Level 3
Assets Held for Sale	$2.2	$—	$2.2	$—
Total Assets Held for Sale	$2.2	$—	$2.2	$—

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three and six months ended June 30, 2025, the before-tax loss related to Assets Held for Sale was $0.4 and $0.4. During the three and six months ended June 30, 2024, there was no before-tax loss (gain) related to Assets Held for Sale.

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

During the three and six months ended June 30, 2025, the Company sold 25,000 and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $0.1 and $0.6, respectively, and incurred legal and administrative fees of $0.1 and $0.1, respectively.

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

Compensation cost recognized during the three and six months ended June 30, 2025 and June 30, 2024 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.6 and $1.0 for the three months ended June 30, 2025 and 2024, respectively, and $1.4 and $1.9 for the six months ended June 30, 2025 and 2024, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $4.5 at June 30, 2025 and $3.9 at December 31, 2024.
NOTE 9 - Income Taxes

Income tax expense was $0.2 and $0.2 for the three months ended June 30, 2025 and 2024, respectively, and $0.4 and $0.4 for the six months ended June 30, 2025 and 2024, respectively, and was comprised primarily of state and local taxes. The Company has a full valuation allowance recorded against its net deferred tax assets and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (“OBBBA”).  The OBBBA permanently extends several key expiring provisions from the Tax Cut and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation.  “Accounting Standards Codification on Income Taxes” (Topic 740) requires the effects of changes of new income tax legislation to be recognized in the period in which the legislation is enacted.  Because the enactment date is outside the current reporting period, only a disclosure of the impact to the financial statements is required.  Accordingly, the Company does not expect a material change to the financial statements from the OBBBA due to the full valuation allowance recorded against its net deferred tax assets.

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

The following tables present revenues, significant expenses and operating (loss) income by reportable segment:

	Three Months Ended
	June 30, 2025					June 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$54.2	$59.0	$46.2	$(0.4)	$159.0	$61.5	$70.2	$49.0	$(0.5)	$180.2
Less
Cost of sales	40.2	48.7	36.6	(0.4)		40.6	55.3	39.9	(0.5)
Depreciation and amortization	6.5	8.4	8.4			6.7	7.4	8.6
Selling, general and administrative(1)	1.9	3.0	1.5			1.9	3.3	1.7
Other segment items	2.3	0.6	1.0			1.8	1.6	1.3
Segment operating income	$3.3	$(1.7)	$(1.3)	$—	$0.3	$10.5	$2.6	$(2.5)	$—	$10.6
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses					(9.0)					(9.2)
Interest income					0.0					0.6
Interest expense					(11.0)					(9.8)
Loss before income tax					$(19.7)					$(7.8)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

	Six Months Ended
	June 30, 2025					June 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$102.1	$124.4	$87.2	$(0.7)	$313.0	$107.2	$139.9	$108.9	$(1.1)	$354.9
Less
Cost of sales	77.9	98.4	72.4	(0.7)		77.3	113.3	87.9	(1.1)
Depreciation and amortization	13.3	16.7	17.4			13.3	14.8	16.0
Selling, general and administrative(1)	3.8	6.4	3.1			4.0	6.7	3.4
Other segment items	4.0	1.6	3.7			3.3	3.2	1.7
Segment operating income	$3.1	$1.3	$(9.4)	$—	$(5.0)	$9.3	$1.9	$(0.1)	$—	$11.1
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses					(21.4)					(22.8)
Interest income					0.3					1.3
Interest expense					(21.3)					(19.4)
Loss before income tax					$(47.4)					$(29.8)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

Other segment items include research and development costs, allocations and other expenses.

The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	June 30, 2025					June 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$5.4	$10.4	$10.4	$(0.4)	$25.8	$5.3	$18.2	$15.0	$(0.5)	$38.0
Completion	30.6	30.9	27.0		88.5	33.7	33.1	25.8		92.6
Production	13.4	10.9	4.0		28.3	16.2	10.6	3.9		30.7
Intervention	4.8	6.8	4.8		16.4	6.3	8.3	4.3		18.9
Total revenues	$54.2	$59.0	$46.2	$(0.4)	$159.0	$61.5	$70.2	$49.0	$(0.5)	$180.2

	Six Months Ended
	June 30, 2025					June 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$12.9	$22.4	$21.8	$(0.7)	$56.4	$9.1	$39.7	$32.3	$(1.1)	$80.0
Completion	52.9	63.8	49.9		166.6	60.6	65.7	59.7		186.0
Production	25.8	23.3	6.9		56.0	27.2	18.7	8.0		53.9
Intervention	10.5	14.9	8.6		34.0	10.3	15.8	8.9		35.0
Total revenues	$102.1	$124.4	$87.2	$(0.7)	$313.0	$107.2	$139.9	$108.9	$(1.1)	$354.9

The following table presents total assets by segment:

	As of
	June 30, 2025	December 31, 2024
Rocky Mountains	$100.8	$114.0
Southwest	153.7	152.3
Northeast/Mid-Con	97.7	98.4
Total	352.2	364.7
Unallocated assets	17.3	91.6
Total assets	$369.5	$456.3

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Rocky Mountains	$1.3	$2.1	$2.8	$6.3
Southwest	3.9	6.0	10.0	9.5
Northeast/Mid-Con	7.4	7.1	14.5	12.8
Unallocated expenditures	0.1	0.1	0.4	0.2
Total capital expenditures	$12.7	$15.3	$27.7	$28.8

NOTE 11 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended June 30, 2025 and 2024, 0.8 million shares and 0.7 million shares of the Company’s Common Stock, respectively, and for the six months ended June 30, 2025 and 2024, 0.7 million shares and 0.4 million shares of the Company’s Common Stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and six months ended June 30, 2025 and 2024 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2025	June 30, 2024	June 30, 2025	June 30, 2024
Net loss	$(19.9)	$(8.0)	$(47.8)	$(30.2)
(Shares in millions)
Basic weighted average common shares	19.2	16.2	18.2	16.2
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	19.2	16.2	18.2	16.2

Basic net loss per common share	$(1.04)	$(0.49)	$(2.63)	$(1.86)
Diluted net loss per common share	$(1.04)	$(0.49)	$(2.63)	$(1.86)
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
•overall domestic and global political and economic conditions, including the imposition of increased, new and retaliatory tariffs or trade or other economic sanctions, political instability or armed conflict, including the ongoing conflicts in Ukraine, the Israel-Gaza region and elsewhere in the Middle East, including the conflict with Iran;
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

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2025, as compared to our results of operations for the three and six months ended June 30, 2024. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 37 patents and 8 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. So far in 2025, factors affecting oil prices have included instability and conflict in the Middle East, output increases from the largest oil-producing countries and changes in the growth rate of the U.S. and world economies. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel decreased by approximately 10.0%, to $64.57 per Bbl during the three months ended June 30, 2025, compared to the WTI average daily price per barrel of $71.78 per Bbl during the three months ended March 31, 2025. In early April 2025, after the introduction of tariffs by the U.S. government and an announced increase in production from the Organization of the Petroleum Exporting Countries and its allies (“OPEC+”), the price of oil dropped by approximately 15%, from $71.87 per Bbl to $61.05 per Bbl. In early July 2025, OPEC+ announced an additional production increase of about 548 thousand barrels per day. Per the U.S. Energy Information Administration, U.S. crude oil production is expected to remain relatively constant between the second quarter of 2025 and the fourth quarter of 2026, declining by less than 1%. Natural gas prices have increased to a recent high point in early 2025, before decreasing in the second quarter of 2025 near the two-year average. As of June 30, 2025, U.S. land rig count stood at 533, a decrease of 7.0% compared to December 31, 2024, when the U.S. land rig count was 573.

Looking ahead to the year ending December 31, 2025, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital. So far in the year ending December 31, 2025, WTI prices have increased slightly in the first quarter, before suddenly decreasing due to the above events, making it difficult to anticipate future changes in price. Currently, global oil flows supplied from OPEC+ and other oil producing nations are expected to increase and therefore put downwards pricing pressure globally. As oil price remains above the break-even level for most operators, we expect the industry to retain a cautious approach to drilling and completion expansion.

Oil and natural gas prices may fluctuate with changes in demand due to, among other things, the ongoing war in Ukraine, the Israel-Hamas conflict, the conflict with Iran, international sanctions, speculation as to future actions by OPEC+, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets, the imposition of increased, new and retaliatory tariffs or a recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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

Results of Operations
Three Months Ended June 30, 2025 Compared to Three Months Ended June 30, 2024

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	June 30, 2025	June 30, 2024	% Change
Revenue:
Rocky Mountains	$54.1	$61.4	(11.9)%
Southwest	58.8	69.9	(15.9)%
Northeast/Mid-Con	46.1	48.9	(5.7)%
Total revenue	$159.0	$180.2	(11.8)%

	Three Months Ended
	June 30, 2025	June 30, 2024	% Change
Revenue:
Drilling	$25.8	$38.0	(32.1)%
Completion	88.5	92.6	(4.4)%
Production	28.3	30.7	(7.8)%
Intervention	16.4	18.9	(13.2)%
Total revenue	$159.0	$180.2	(11.8)%

For the quarter ended June 30, 2025, revenues were $159.0, a decrease of $21.2, or 11.8%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the quarter, leading to lower demand for our services. Lower weighted average price contributed to approximately 19% of the $21.2 decrease, and lower weighted average volume contributed to the remaining approximately 81%. On a segment basis, Rocky Mountains segment revenue decreased by $7.3 or 11.9%. Lower weighted average price contributed to approximately 15% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 85%. Southwest segment revenue decreased by $11.1 or 15.9%. Lower weighted average volume contributed to approximately all of the dollar decrease. Northeast/Mid-Con segment revenue decreased by $2.8 or 5.7%. Lower weighted average price contributed to approximately 45% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 55%.

Cost of sales. For the quarter ended June 30, 2025, cost of sales were $125.6, or 79.0% of sales, as compared to the three months ended June 30, 2024 of $136.0, or 75.5% of sales. Cost of sales as a percentage of revenues increased primarily due to lower leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues increased, labor costs per employee remained flat as compared with the three months ended June 30, 2024. Repair & maintenance costs as a percentage of revenues increased by 2.8% as compared to the three months ended June 30, 2024, due to the higher pricing during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended June 30, 2025, SG&A expenses were $18.0, or 11.3% of revenues, as compared with $19.3, or 10.7% of revenues, in the prior year period. SG&A expenses and revenues decreased at a similar rate during the quarter, which caused the percentage of revenues to remain the same compared to the three months ended June 30, 2024.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Three Months Ended
	June 30, 2025	June 30, 2024	% Change
Operating (loss) income:
Rocky Mountains	$3.3	$10.5	(68.6)%
Southwest	(1.7)	2.6	NM
Northeast/Mid-Con	(1.3)	(2.5)	48.0%
Corporate and other	(9.0)	(9.2)	2.2%
Total operating (loss) income	$(8.7)	$1.4	NM

For the quarter ended June 30, 2025, operating loss was $8.7 compared to operating income of $1.4 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments broadly declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $3.3, Southwest segment operating loss was $1.7, and Northeast/Mid-Con segment operating loss was $1.3 for the three months ended June 30, 2025.

Income tax expense. For the quarter ended June 30, 2025, income tax expense was $0.2, consistent with income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the quarter ended June 30, 2025, net loss was $19.9, as compared to net loss of $8.0 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Results of Operations
Six Months Ended June 30, 2025 Compared to Six Months Ended June 30, 2024

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Six Months Ended
	June 30, 2025	June 30, 2024	% Change
Revenue:
Rocky Mountains	$101.9	$107.0	(4.8)%
Southwest	124.0	139.3	(11.0)%
Northeast/Mid-Con	87.1	108.6	(19.8)%
Total revenue	$313.0	$354.9	(11.8)%

	Six Months Ended
	June 30, 2025	June 30, 2024	% Change
Revenue:
Drilling	$56.4	$80.0	(29.5)%
Completion	166.6	186.0	(10.4)%
Production	56.0	53.9	3.9%
Intervention	34.0	35.0	(2.9)%
Total revenue	$313.0	$354.9	(11.8)%

For the six months ended June 30, 2025, revenues were $313.0, a decrease of $41.9, or 11.8%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the six months ended, leading to lower demand for our services. Lower weighted average price contributed to approximately 33% of the $41.9 decrease, and lower weighted average volume contributed to the remaining approximately 67%. On a segment basis, Rocky Mountains segment revenue decreased by $5.1 or 4.8%. This decrease was driven predominantly by a decrease in weighted average price. Southwest segment revenue decreased by $15.3 or 11.0%. This decrease was driven entirely by a decrease in weighted average volume. Northeast/Mid-Con segment revenue decreased by $21.5 or 19.8%. Lower weighted average volume contributed to approximately all of the dollar decrease.

Cost of sales. For the six months ended June 30, 2025, cost of sales were $249.4, or 79.7% of sales, as compared to the six months ended June 30, 2024 of $280.0, or 78.9% of sales. Cost of sales as a percentage of revenues increased primarily due to lower leverage of fixed costs during the six months ended. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues increased, labor costs per employee decreased by (0.9)% as compared with the six months ended June 30, 2024. Repair & maintenance costs as a percentage of revenues decreased by (4.3)% as compared to the six months ended June 30, 2024, due to lower utilization during the six months ended.

Selling, general and administrative expenses (“SG&A”). For the six months ended June 30, 2025, SG&A expenses were $39.6, or 12.7% of revenues, as compared with $40.9, or 11.5% of revenues, in the prior year period. The increase in percentage of revenues is due to the lower revenues and lower leverage of fixed costs during the six months ended, as SG&A decreased at a lower rate than revenues compared to the six months ended June 30, 2024.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Six Months Ended
	June 30, 2025	June 30, 2024	% Change
Operating (loss) income:
Rocky Mountains	$3.1	$9.3	(66.7)%
Southwest	1.3	1.9	(31.6)%
Northeast/Mid-Con	(9.4)	(0.1)	(9,300.0)%
Corporate and other	(21.4)	(22.8)	6.1%
Total operating loss	$(26.4)	$(11.7)	(125.6)%

For the six months ended June 30, 2025, operating loss was $26.4 compared to operating loss of $11.7 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $3.1, Southwest segment operating income was $1.3, and Northeast/Mid-Con segment operating loss was $9.4 for the six months ended June 30, 2025.

Income tax expense. For the six months ended June 30, 2025, income tax expense was $0.4, compared to income tax expense of $0.4 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the six months ended June 30, 2025, net loss was $47.8, as compared to net loss of $30.2 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility (as defined below) and New ABL Facility (as defined below) and cash flows from operations. At June 30, 2025, we had $16.7 of cash and cash equivalents, and $48.7 available on the New ABL Facility Borrowing Base Certificate, which resulted in a total liquidity position of $65.4.

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
As of June 30, 2025, the borrowings outstanding under the New ABL Facility were $45.0, a decrease of $10.0 from March 31, 2025. The effective interest rate under the New ABL Facility was approximately 9.06% on June 30, 2025. Accrued interest related to the New ABL Facility was $0.4 as of June 30, 2025.
Senior Secured Notes

2025 Senior Notes

In conjunction with the acquisition of Motley Services, LLC in 2018, we issued $250.0 principal amount of the 2025 Senior Notes offered pursuant to Rule 144A under the Securities Act of 1933, as amended (the “Securities Act”), and to certain non-U.S. persons outside the United States in compliance with Regulation S under the Securities Act. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, total debt related to the 2025 Senior Notes as of December 31, 2024 was $235.1. The 2025 Senior Notes bore interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2024 was $4.5.

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
As of June 30, 2025, the principal amount outstanding under the 2030 Senior Notes was $236.9. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of June 30, 2025 was $213.7. The effective interest rate under the 2030 Senior Notes was approximately 13.81% on June 30, 2025. Accrued interest related to the 2030 Senior Notes was $0.0 as of June 30, 2025.
Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the New ABL Facility were $6.2 at June 30, 2025 and under the Prior ABL Facility were $6.5 at December 31, 2024. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets. Restricted cash on the balance sheet is largely tied to cash collateralized letters of credit as we shift from our Prior ABL Facility to the New ABL Facility. As of the date of filing, $0.6 of the restricted cash remains restricted.

As of June 30, 2025, the Company had $4.9 of outstanding short-term indebtedness related to the financing of various insurance premiums, which is included in the Accrued liabilities line item in the balance sheet.

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

Capital Expenditures

Our capital expenditures were $27.7 during the six months ended June 30, 2025, compared to $28.8 in the six months ended June 30, 2024. We offset $6.4 of capital spending during the six months ended June 30, 2025 with the same amount of proceeds from asset sales. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $40.0 and $50.0 in total capital expenditures for the year ending December 31, 2025. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

During the three and six months ended June 30, 2025, the Company sold 25,000 and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $0.1 and $0.6, respectively, and incurred legal and administrative fees of $0.1 and $0.1, respectively.

During the three and six months ended June 30, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.2, respectively.

Cash Flows

Our cash flows used in operating activities for the six months ended June 30, 2025 were approximately $18.5 as compared to approximately $11.4 provided by operating activities for the six months ended June 30, 2024. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At June 30, 2025, we had $16.7 of cash and cash equivalents and $0.6 of restricted cash. Cash on hand at June 30, 2025 decreased by $74.3, as a result of $18.5 of cash flows used in operating activities, $21.3 of cash flows used in investing activities and $34.5 used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Six Months Ended
	June 30, 2025	June 30, 2024
Net cash flows (used in) provided by operating activities	$(18.5)	$11.4
Net cash flows used in investing activities	(21.3)	(22.2)
Net cash flows used in financing activities	(34.5)	(14.8)
Net change in cash and cash equivalents and restricted cash	(74.3)	(25.6)
Cash and cash equivalents and restricted cash balance end of period	$17.3	$86.9

Net cash (used in) provided by operating activities

Net cash used in operating activities was $18.5 for the six months ended June 30, 2025, as compared to net cash provided by operating activities of $11.4 for the six months ended June 30, 2024. The negative operating cash flows were attributable to the net loss position and an increase in days receivable outstanding.

Net cash used in investing activities

Net cash used in investing activities was $21.3 for the six months ended June 30, 2025, as compared to net cash used in investing activities of $22.2 for the six months ended June 30, 2024. The cash flows used in investing activities for the six months ended June 30, 2025 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash used in financing activities

Net cash used in financing activities was $34.5 for the six months ended June 30, 2025, compared to net cash used in financing activities of $14.8 for the six months ended June 30, 2024. We refinanced both our 2025 Senior Notes and Prior ABL Facility during the six months ended June 30, 2025, which brought additional cash outlays. We also restarted sales under our ATM Offering program, which generated proceeds of $0.6 during the six months ended June 30, 2025.
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

In connection with the preparation of this Quarterly Report for the quarter ended June 30, 2025, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2025.

Changes in Internal Control over Financial Reporting

There have been no changes in our internal control over financial reporting during the period covered by this Quarterly Report that have materially affected or, are reasonably likely to materially affect, our internal control over financial reporting.
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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. (“Magellan”), Redmon-Keys Insurance Group, Inc. (“Redmon-Keys”) and certain underwriters at Lloyd's (the “Magellan Underwriters”) to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing. Through the bankruptcy proceedings, the Company recovered $1.0 in March 2024 and, following a settlement by the Chapter 7 Trustee with the Magellan Underwriters in December 2024 and approved by the District Court of Harris County, Texas in January 2025, the Company expects to receive an additional $1.0 to $1.3 in 2025. The Company continues to pursue claims against Redmon-Keys.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended June 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2025 - April 30, 2025	1,574	$3.31	—	$48,859,603
May 1, 2025 - May 31, 2025	—	$—	—	$48,859,603
June 1, 2025 - June 30, 2025	—	$—	—	$48,859,603
Total	1,574		—
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

Date: August 7, 2025

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: August 7, 2025

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: August 7, 2025