Form 10-Q
period 2025-09-30
KLX Energy Services Holdings, Inc.
filed 2025-11-06
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2025

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

The registrant has one class of common stock, $0.01 par value, of which 17,838,125 shares were outstanding as of October 30, 2025.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	September 30, 2025	December 31, 2024
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$8.3	$91.6
Restricted cash	0.1	—
Accounts receivable–trade, net of allowance of $0.8 and $4.2	110.6	96.9
Inventories, net	32.7	31.0
Prepaid expenses and other current assets	12.5	13.5
Total current assets	164.2	233.0
Property and equipment, net	167.9	197.1
Operating lease assets	18.4	19.6
Intangible assets, net	1.2	1.5
Other assets	6.5	5.1
Total assets	$358.2	$456.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$71.2	$74.4
Accrued interest	1.2	4.5
Accrued liabilities	34.5	41.3
Current portion of long-term debt	4.5	—
Current portion of operating lease obligations	6.6	6.9
Current portion of finance lease obligations	19.2	13.0
Total current liabilities	137.2	140.1
Long-term debt	254.7	285.1
Long-term operating lease obligations	12.3	13.5
Long-term finance lease obligations	14.4	26.4
Other non-current liabilities	0.8	1.7
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 18.4 and 17.5 issued	0.2	0.2
Additional paid-in capital	569.3	557.5
Treasury stock, at cost, 0.5 shares and 0.5 shares	(6.2)	(5.8)
Accumulated deficit	(624.5)	(562.4)
Total stockholders’ deficit	(61.2)	(10.5)
Total liabilities and stockholders’ deficit	$358.2	$456.3
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Revenues	$166.7	$188.9	$479.7	$543.8
Costs and expenses:
Cost of sales	130.5	142.3	379.9	422.3
Depreciation and amortization	23.2	23.9	71.6	68.9
Selling, general and administrative	15.6	21.2	55.2	62.1
Research and development costs	0.4	0.4	1.2	1.0
Impairment and other charges	—	—	—	0.1
Operating (loss) income	(3.0)	1.1	(28.2)	(10.6)
Non-operating expense:
Interest income	(0.0)	(0.7)	(0.3)	(2.0)
Interest expense	11.1	9.8	32.4	29.2
Loss on debt extinguishment	—	—	1.2	—
Net loss before income tax	(14.1)	(8.0)	(61.5)	(37.8)
Income tax expense	0.2	0.2	0.6	0.6
Net loss	$(14.3)	$(8.2)	$(62.1)	$(38.4)

Net loss per share-basic	$(0.74)	$(0.51)	$(3.36)	$(2.37)
Net loss per share-diluted	$(0.74)	$(0.51)	$(3.36)	$(2.37)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2025 and September 30, 2024
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.4)	—	(0.4)
Issuance of common stock, net of cost	0.6	0.0	0.4	—	—	0.4
Issuance of warrants	—	—	11.0	—	—	11.0
Net loss	—	—	—	—	(27.9)	(27.9)
Balance at March 31, 2025	18.1	0.2	569.7	(6.2)	(590.3)	(26.6)
Restricted stock, net of forfeitures	—	—	0.5	—	—	0.5
Issuance of common stock, net of cost	0.0	0.0	0.0	—	—	—
Exercise of warrants	0.2	0.0	(1.2)	—	—	(1.2)
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at June 30, 2025	18.3	0.2	569.0	(6.2)	(610.2)	(47.2)
Restricted stock, net of forfeitures	—	—	0.6	—	—	0.6
Issuance of common stock, net of cost	0.0	0.0	(0.1)	—	—	(0.1)
Exercise of warrants	0.1	0.0	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	(14.3)	(14.3)
Balance at September 30, 2025	18.4	$0.2	$569.3	$(6.2)	$(624.5)	$(61.2)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2023	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of common stock, net of cost	0.4	0.1	(0.1)	—	—	—
Net loss	—	—	—	—	(22.2)	(22.2)
Balance at March 31, 2024	17.3	0.2	554.1	(5.8)	(531.6)	16.9
Restricted stock, net of forfeitures	—	—	1.0	—	—	1.0
Issuance of common stock, net of cost	—	—	(0.1)	—	—	(0.1)
Net loss	—	—	—	—	(8.0)	(8.0)
Balance at June 30, 2024	17.3	0.2	555.0	(5.8)	(539.6)	9.8
Restricted stock, net of forfeitures	—	—	0.9	—	—	0.9
Net loss	—	—	—	—	(8.2)	(8.2)
Balance at September 30, 2024	17.3	$0.2	$555.9	$(5.8)	$(547.8)	$2.5
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2025	September 30, 2024
Cash flows from operating activities:
Net loss	$(62.1)	$(38.4)
Adjustments to reconcile net loss to net cash flows used in operating activities
Depreciation and amortization	71.6	68.9
Impairment and other charges	—	0.1
Non-cash compensation	2.0	2.9
Amortization of deferred financing fees	1.7	1.4
Provision for inventory reserve	0.7	0.7
Change in allowance for doubtful accounts	(0.7)	(0.5)
Gain on disposal of property, equipment and other	(5.3)	(7.5)
Non-cash interest expense	13.1	—
Loss on debt extinguishment	1.2	—
Other	0.7	(0.3)
Changes in operating assets and liabilities:
Accounts receivable	(12.9)	2.7
Inventories	(3.1)	(0.2)
Prepaid expenses and other current and non-current assets	(0.6)	10.3
Accounts payable	(0.1)	(11.3)
Other current and non-current liabilities	(11.2)	(0.6)
Net cash flows (used in) provided by operating activities	(5.0)	28.2
Cash flows from investing activities:
Purchases of property and equipment	(39.7)	(49.8)
Proceeds from sale of property and equipment and other	10.6	9.2
Net cash flows used in investing activities	(29.1)	(40.6)
Cash flows from financing activities:
Proceeds from stock issuance, net of costs	0.3	(0.2)
Borrowings under New ABL Facility	98.0	—
Repayments on New ABL Facility	(58.0)	—
Repayments on Prior ABL Facility	(50.0)	—
Proceeds from issuance of 2030 Senior Notes and warrants	225.2	—
Repayment of 2025 Senior Notes	(236.3)	—
Mandatory redemption on 2030 Senior Notes	(3.6)	—
Payments on finance lease obligations	(14.8)	(16.0)
Payments of debt issuance costs	(10.5)	(0.6)
Proceeds from financed payables	5.7	4.4
Payments of financed payables	(4.7)	(4.6)
Other	(0.4)	(0.4)
Net cash flows used in financing activities	(49.1)	(17.4)
Net change in cash and cash equivalents and restricted cash	(83.2)	(29.8)
Cash and cash equivalents and restricted cash, beginning of period	91.6	112.5
Cash and cash equivalents and restricted cash, end of period	$8.4	$82.7

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$1.0	$1.1
Interest	17.0	21.2
Supplemental schedule of non-cash activities:
Accrued capital expenditures	$9.9	$13.0
Non-cash interest expense (paid in kind)	13.1	—
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
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	September 30, 2025	December 31, 2024
Spare parts	$19.8	$20.5
Plugs	9.2	8.0
Consumables	4.9	3.9
Other	2.4	1.8
Subtotal	36.3	34.2
Less: Inventory reserve	(3.6)	(3.2)
Total inventories, net	$32.7	$31.0

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $3.6 and $3.2 as of September 30, 2025 and December 31, 2024, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			September 30, 2025	December 31, 2024
Land, buildings and improvements	1	—	40	$36.1	$36.3
Machinery	1	—	20	294.6	289.0
Equipment and furniture	1	—	15	257.4	243.4
ROU assets - finance leases	1	—	20	83.3	83.9
Total property and equipment				671.4	652.6
Less: Accumulated depreciation				(510.0)	(461.1)
Add: Construction in progress				6.5	5.6
Total property and equipment, net				$167.9	$197.1

Depreciation expense related to non-leased fixed assets was $18.8 and $17.8 for the three months ended September 30, 2025 and 2024, respectively, and $56.7 and $50.7 for the nine months ended September 30, 2025 and 2024, respectively. Finance lease amortization expense was $4.3 and $5.9 for the three months ended September 30, 2025 and 2024, respectively, and $14.5 and $17.6 for the nine months ended September 30, 2025 and 2024, respectively.

Assets Held for Sale

As of September 30, 2025, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $0.3. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of September 30, 2025 and are recorded at the lower of their carrying value or fair value less costs to sell.
NOTE 5 - Debt
Outstanding debt consisted of the following:

	September 30, 2025	December 31, 2024
2025 Senior Notes	$—	$236.3
2030 Senior Notes	241.7	—
Prior ABL Facility	—	50.0
New ABL Facility	40.0	—
Total principal outstanding	281.7	286.3
Less: Unamortized debt issuance costs	(6.5)	(1.2)
Less: Original issue discount	(16.0)	—
Total debt	259.2	285.1
Less: Current portion of long-term debt	4.5	—
Long-term debt	$254.7	$285.1
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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period. As of September 30, 2025, the Company was in full compliance with its debt covenants under the 2030 Senior Notes Indenture.

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
As of September 30, 2025, the principal amount outstanding under the 2030 Senior Notes was $241.7. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of September 30, 2025 was $219.2. The effective interest rate under the 2030 Senior Notes was approximately 12.67% on September 30, 2025. Accrued interest related to the 2030 Senior Notes was $0.8 as of September 30, 2025.
2025 Senior Notes

The previously-issued 2025 Senior Notes were redeemed on March 30, 2025 and the related indenture was satisfied and discharged. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, total debt related to the 2025 Senior Notes as of December 31, 2024 was $235.1. The 2025 Senior Notes bore interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2024 was $4.5.

ABL Facilities

New ABL Facility

On March 7, 2025, the Company entered into a Credit Agreement, dated as of March 7, 2025 (the “New ABL Facility”), with the Company, as borrower, Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto. The New ABL Facility is comprised of an asset-based revolving credit facility with a $125.0 commitment (the “Revolving Facility”), a first-in-last-out asset-based credit facility with a $10.0 commitment (the “FILO Facility”), and a committed incremental loan option under the Revolving Facility with a $25.0 commitment (the “Incremental Revolving Loans”). The availability of the Incremental Revolving Loans are subject to usual and customary conditions to effectiveness, including, for example, the Company electing to utilize such Incremental Revolving Loans by a date certain and the payment of required fees. Borrowings under the Revolving Facility (including, to the extent incurred, the Incremental Revolving Loans) bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 4.625%. Borrowings under the FILO Facility bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 6.00%. The applicable margin under the Revolving Facility is subject to a 0.125% reduction and the applicable margin under the FILO Facility is subject to a 0.50% reduction, in each case upon the repayment in full of a $5.0 over-advance provided on the initial funding date under the Revolving Facility. The New ABL Facility is secured by, among other things, a first priority lien on accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The initial funding under the New ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Prior ABL Facility (as defined below) in full. After giving effect to the foregoing, we had approximately $39.9 of available borrowing capacity under the New ABL Facility. Our New ABL Facility matures in 2028.

The New ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.0 to 1.0 if availability under the Revolving Facility falls below $7.0. The New ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the New ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The New ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the New ABL Facility), events of default and other customary provisions. As of September 30, 2025, the Company was in full compliance with its debt covenants under the New ABL Facility.
As of September 30, 2025, the borrowings outstanding under the New ABL Facility were $40.0. The effective interest rate under the New ABL Facility was approximately 9.02% on September 30, 2025. Accrued interest related to the New ABL Facility was $0.4 as of September 30, 2025.
We have funds available under the New ABL Facility of $56.9 on the borrowing base certificate, which includes the undrawn availability on the FILO Facility.
Prior ABL Facility

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the New ABL Facility and the commitments thereunder terminated. As of December 31, 2024, $50.0 was outstanding under the Prior ABL Facility and the effective interest rate under the Prior ABL Facility was approximately 7.44%.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the New ABL Facility were $5.6 at September 30, 2025 and under the Prior ABL Facility were $6.5 at December 31, 2024. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets. Restricted cash on the balance sheet is largely tied to cash collateralized letters of credit as we shift from our Prior ABL Facility to the New ABL Facility. As of the date of filing, none of the restricted cash remains restricted.

As of September 30, 2025, the Company had $2.9 of outstanding short-term indebtedness related to the financing of various insurance premiums, which is included in the Accrued liabilities line item in the balance sheet.
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

The carrying amounts of cash and cash equivalents, restricted cash, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $40.0 debt outstanding under the New ABL Facility as of September 30, 2025. The fair value of the New ABL Facility approximates its carrying value as of September 30, 2025.

The following tables present the placement in the fair value hierarchy of the Senior Secured Notes, based on market prices for publicly traded debt, as of September 30, 2025 and December 31, 2024:

		Fair value measurements at reporting date
	September 30, 2025	Level 1	Level 2	Level 3
2030 Senior Notes	$235.9	$—	$—	$235.9
Total Senior Secured Notes	$235.9	$—	$—	$235.9

		Fair value measurements at reporting date
	December 31, 2024	Level 1	Level 2	Level 3
2025 Senior Notes	$231.2	$—	$231.2	$—
Total Senior Secured Notes	$231.2	$—	$231.2	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of September 30, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	September 30, 2025	Level 1	Level 2	Level 3
Assets Held for Sale	$0.5	$—	$0.5	$—
Total Assets Held for Sale	$0.5	$—	$0.5	$—

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the three and nine months ended September 30, 2025, the before-tax loss related to Assets Held for Sale was $— and $0.4. During the three and nine months ended September 30, 2024, there was no before-tax loss (gain) related to Assets Held for Sale.

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

During the three and nine months ended September 30, 2025, the Company sold — and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $— and $0.6, respectively, and incurred legal and administrative fees of $0.1 and $0.3, respectively.

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

Compensation cost recognized during the three and nine months ended September 30, 2025 and September 30, 2024 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.6 and $1.0 for the three months ended September 30, 2025 and 2024, respectively, and $2.0 and $2.9 for the nine months ended September 30, 2025 and 2024, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $3.7 at September 30, 2025 and $3.9 at December 31, 2024.
NOTE 9 - Income Taxes

Income tax expense was $0.2 and $0.2 for the three months ended September 30, 2025 and 2024, respectively, and $0.6 and $0.6 for the nine months ended September 30, 2025 and 2024, respectively, and was comprised primarily of state and local taxes. The Company has a full valuation allowance recorded against its net deferred tax assets and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

On July 4, 2025, President Trump signed into law the legislation known as the One Big Beautiful Bill Act (“OBBBA”).  The OBBBA permanently extends several key expiring provisions from the Tax Cut and Jobs Act of 2017, including 100% bonus depreciation, domestic research cost expensing and the business interest expense limitation.  “Accounting Standards Codification on Income Taxes” (Topic 740) requires the effects of changes of new income tax legislation to be recognized in the period in which the legislation is enacted. Due to the full valuation allowance against the Company's net deferred tax assets, the tax effects from the OBBBA were not material to the financial statements.

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

The following tables present revenues, significant expenses and operating (loss) income by reportable segment:

	Three Months Ended
	September 30, 2025					September 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$50.9	$56.8	$59.4	$(0.4)	$166.7	$67.9	$69.0	$52.5	$(0.5)	$188.9
Less
Cost of sales	39.7	47.8	42.7	(0.4)		47.4	55.9	38.8	(0.5)
Depreciation and amortization	6.1	8.4	8.3			6.9	7.8	8.9
Selling, general and administrative(1)	1.8	3.0	1.6			1.9	3.2	1.6
Other segment items	1.5	1.0	0.2			2.0	1.4	1.2
Segment operating income (loss)	$1.8	$(3.4)	$6.6	$—	$5.0	$9.7	$0.7	$2.0	$—	$12.4
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(8.0)					(11.3)
Interest income					0.0					0.7
Interest expense					(11.1)					(9.8)
Loss before income tax					$(14.1)					$(8.0)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the three months ended September 30, 2025, these consist of $0.7 of cost of sales, $0.4 of depreciation and amortization, $6.5 of selling, general and administrative, and $0.4 of other expenses. For the three months ended September 30, 2024, these consist of $0.7 of cost of sales, $0.3 of depreciation and amortization, $9.9 of selling, general and administrative, and $0.4 of other expenses.

	Nine Months Ended
	September 30, 2025					September 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$153.0	$181.2	$146.6	$(1.1)	$479.7	$175.1	$208.9	$161.4	$(1.6)	$543.8
Less
Cost of sales	117.6	146.2	115.1	(1.1)		124.6	169.1	126.7	(1.6)
Depreciation and amortization	19.4	25.1	25.7			20.2	22.6	24.8
Selling, general and administrative(1)	5.6	9.4	4.7			5.9	10.1	5.0
Other segment items	5.5	2.6	3.9			5.4	4.5	3.0
Segment operating income (loss)	$4.9	$(2.1)	$(2.8)	$—	$0.0	$19.0	$2.6	$1.9	$—	$23.5
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(28.2)					(34.1)
Interest income					0.3					2.0
Interest expense					(32.4)					(29.2)
Loss on debt extinguishment					(1.2)					—
Loss before income tax					$(61.5)					$(37.8)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the nine months ended September 30, 2025, these consist of $2.1 of cost of sales, $1.4 of depreciation and amortization, $23.5 of selling, general and administrative, and $1.2 of other expenses. For the nine months ended September 30, 2024, these consist of $3.5 of cost of sales, $1.3 of depreciation and amortization, $28.3 of selling, general and administrative, and $1.0 of other expenses.

Other segment items include research and development costs, allocations and other expenses.
The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	September 30, 2025					September 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$5.0	$9.4	$12.1	$(0.4)	$26.1	$7.7	$19.8	$12.4	$(0.5)	$39.4
Completion	28.8	32.1	38.4		99.3	37.0	31.3	33.2		101.5
Production	12.9	9.5	4.0		26.4	17.0	10.0	3.4		30.4
Intervention	4.2	5.8	4.9		14.9	6.2	7.9	3.5		17.6
Total revenues	$50.9	$56.8	$59.4	$(0.4)	$166.7	$67.9	$69.0	$52.5	$(0.5)	$188.9

	Nine Months Ended
	September 30, 2025					September 30, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$17.9	$31.8	$33.9	$(1.1)	$82.5	$16.8	$59.5	$44.7	$(1.6)	$119.4
Completion	81.7	95.9	88.3		265.9	97.6	97.0	92.9		287.5
Production	38.7	32.8	10.9		82.4	44.2	28.7	11.4		84.3
Intervention	14.7	20.7	13.5		48.9	16.5	23.7	12.4		52.6
Total revenues	$153.0	$181.2	$146.6	$(1.1)	$479.7	$175.1	$208.9	$161.4	$(1.6)	$543.8

The following table presents total assets by segment:

	As of
	September 30, 2025	December 31, 2024
Rocky Mountains	$100.7	$114.0
Southwest	147.2	152.3
Northeast/Mid-Con	101.9	98.4
Total	349.8	364.7
Unallocated assets	8.4	91.6
Total assets	$358.2	$456.3

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Rocky Mountains	$4.0	$4.8	$6.8	$11.1
Southwest	3.0	5.1	13.0	14.6
Northeast/Mid-Con	4.9	11.1	19.4	23.9
Unallocated expenditures	0.1	—	0.5	0.2
Total capital expenditures	$12.0	$21.0	$39.7	$49.8

NOTE 11 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended September 30, 2025 and 2024, 0.8 million shares and 0.7 million shares of the Company’s Common Stock, respectively, and for the nine months ended September 30, 2025 and 2024, 0.7 million shares and 0.4 million shares of the Company’s Common Stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and nine months ended September 30, 2025 and 2024 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2025	September 30, 2024	September 30, 2025	September 30, 2024
Net loss	$(14.3)	$(8.2)	$(62.1)	$(38.4)
(Shares in millions)
Basic weighted average common shares	19.2	16.2	18.5	16.2
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	19.2	16.2	18.5	16.2

Basic net loss per common share	$(0.74)	$(0.51)	$(3.36)	$(2.37)
Diluted net loss per common share	$(0.74)	$(0.51)	$(3.36)	$(2.37)
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

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2025, as compared to our results of operations for the three and nine months ended September 30, 2024. Note that these results are presented after intercompany eliminations. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 39 patents and 6 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. So far in 2025, factors affecting oil prices have included instability and conflict in the Middle East, output increases from the largest oil-producing countries and changes in the growth rate of the U.S. and world economies. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel increased by approximately 1.9%, to $65.78 per Bbl during the three months ended September 30, 2025, compared to the WTI average daily price per barrel of $64.57 per Bbl during the three months ended June 30, 2025. In early April 2025, after the introduction of tariffs by the U.S. government and an announced increase in production from the Organization of the Petroleum Exporting Countries and its allies (“OPEC+”), the price of oil dropped by approximately 15%, from $71.87 per Bbl to $61.05 per Bbl. In July and August 2025, OPEC+ announced additional production increases of about 548 and 547 thousand barrels per day, respectively, followed by smaller increases announced in September and October 2025. By the middle of October 2025, WTI price per barrel decreased to just under $60. Per the U.S. Energy Information Administration, U.S. crude oil production is expected to remain constant between 2025 and 2026. Natural gas prices in the third quarter of 2025 were about 11.0% higher than the two-year average. As of September 30, 2025, U.S. land rig count stood at 532, a decrease of 7.2% compared to December 31, 2024, when the U.S. land rig count was 573.

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

Results of Operations
Three Months Ended September 30, 2025 Compared to Three Months Ended September 30, 2024

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	September 30, 2025	September 30, 2024	% Change
Revenue:
Rocky Mountains	$50.8	$67.9	(25.2)%
Southwest	56.6	68.6	(17.5)%
Northeast/Mid-Con	59.3	52.4	13.2%
Total revenue	$166.7	$188.9	(11.8)%

	Three Months Ended
	September 30, 2025	September 30, 2024	% Change
Revenue:
Drilling	$26.1	$39.4	(33.8)%
Completion	99.3	101.5	(2.2)%
Production	26.4	30.4	(13.2)%
Intervention	14.9	17.6	(15.3)%
Total revenue	$166.7	$188.9	(11.8)%

For the quarter ended September 30, 2025, revenues were $166.7, a decrease of $22.2, or 11.8%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the quarter, leading to lower demand for our services. Lower weighted average price contributed to approximately 47% of the $22.2 decrease, and lower weighted average volume contributed to the remaining approximately 53%. On a segment basis, Rocky Mountains segment revenue decreased by $17.1 or 25.2%. Lower weighted average volume contributed to approximately all of the dollar decrease in the Rocky Mountains segment. Southwest segment revenue decreased by $12.0 or 17.5%. Lower weighted average price contributed to approximately 33% of the dollar decrease in the Southwest segment, and lower weighted average volume contributed to the remaining approximately 67%. Northeast/Mid-Con segment revenue increased by $6.9 or 13.2%. Higher weighted average price contributed to approximately all of the dollar increase in the Northeast/Mid-Con segment.

Cost of sales. For the quarter ended September 30, 2025, cost of sales were $130.5, or 78.3% of sales, as compared to the three months ended September 30, 2024 of $142.3, or 75.3% of sales. Cost of sales as a percentage of revenues increased primarily due to lower leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues increased, labor costs per employee increased by 0.5% as compared with the three months ended September 30, 2024. Repair & maintenance costs as a percentage of revenues increased by 4.1% as compared to the three months ended September 30, 2024, due to the higher cost during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended September 30, 2025, SG&A expenses were $15.6, or 9.4% of revenues, as compared with $21.2, or 11.2% of revenues, in the prior year period. SG&A expenses decreased at a faster rate than revenues during the quarter, which caused the decrease in percentage of revenues compared to the three months ended September 30, 2024.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Three Months Ended
	September 30, 2025	September 30, 2024	% Change
Operating (loss) income:
Rocky Mountains	$1.8	$9.7	(81.4)%
Southwest	(3.4)	0.7	NM
Northeast/Mid-Con	6.6	2.0	230.0%
Corporate and other	(8.0)	(11.3)	29.2%
Total operating (loss) income	$(3.0)	$1.1	NM

For the quarter ended September 30, 2025, operating loss was $3.0 compared to operating income of $1.1 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments broadly declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $1.8, Southwest segment operating loss was $3.4, and Northeast/Mid-Con segment operating income was $6.6 for the three months ended September 30, 2025.

Income tax expense. For the quarter ended September 30, 2025, income tax expense was $0.2, consistent with income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the quarter ended September 30, 2025, net loss was $14.3, as compared to net loss of $8.2 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Results of Operations
Nine Months Ended September 30, 2025 Compared to Nine Months Ended September 30, 2024

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Nine Months Ended
	September 30, 2025	September 30, 2024	% Change
Revenue:
Rocky Mountains	$152.7	$174.9	(12.7)%
Southwest	180.6	207.9	(13.1)%
Northeast/Mid-Con	146.4	161.0	(9.1)%
Total revenue	$479.7	$543.8	(11.8)%

	Nine Months Ended
	September 30, 2025	September 30, 2024	% Change
Revenue:
Drilling	$82.5	$119.4	(30.9)%
Completion	265.9	287.5	(7.5)%
Production	82.4	84.3	(2.3)%
Intervention	48.9	52.6	(7.0)%
Total revenue	$479.7	$543.8	(11.8)%

For the nine months ended September 30, 2025, revenues were $479.7, a decrease of $64.1, or 11.8%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the nine months ended, leading to lower demand for our services. Lower weighted average volume contributed to approximately all of the decrease. On a segment basis, Rocky Mountains segment revenue decreased by $22.2 or 12.7%. Lower weighted average volume contributed to approximately all of the dollar decrease in the Rocky Mountains segment. Southwest segment revenue decreased by $27.3 or 13.1%. Lower weighted average volume contributed to approximately all of the dollar decrease in the Southwest segment. Northeast/Mid-Con segment revenue decreased by $14.6 or 9.1%. Lower weighted average volume contributed to approximately all of the dollar decrease in the Northeast/Mid-Con segment.

Cost of sales. For the nine months ended September 30, 2025, cost of sales were $379.9, or 79.2% of sales, as compared to the nine months ended September 30, 2024 of $422.3, or 77.7% of sales. Cost of sales as a percentage of revenues increased primarily due to lower leverage of fixed costs during the nine months ended. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues increased, labor costs per employee decreased by (0.5)% as compared with the nine months ended September 30, 2024. Repair & maintenance costs as a percentage of revenues increased by 1.1% as compared to the nine months ended September 30, 2024, due to higher cost during the nine months ended.

Selling, general and administrative expenses (“SG&A”). For the nine months ended September 30, 2025, SG&A expenses were $55.2, or 11.5% of revenues, as compared with $62.1, or 11.4% of revenues, in the prior year period. The percentage of revenues has remained the same as SG&A decreased at the same rate as revenues during the nine months ended September 30, 2025.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Nine Months Ended
	September 30, 2025	September 30, 2024	% Change
Operating (loss) income:
Rocky Mountains	$4.9	$19.0	(74.2)%
Southwest	(2.1)	2.6	NM
Northeast/Mid-Con	(2.8)	1.9	NM
Corporate and other	(28.2)	(34.1)	17.3%
Total operating loss	$(28.2)	$(10.6)	(166.0)%

For the nine months ended September 30, 2025, operating loss was $28.2 compared to operating loss of $10.6 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $4.9, Southwest segment operating loss was $2.1, and Northeast/Mid-Con segment operating loss was $2.8 for the nine months ended September 30, 2025.

Income tax expense. For the nine months ended September 30, 2025, income tax expense was $0.6, compared to income tax expense of $0.6 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the nine months ended September 30, 2025, net loss was $62.1, as compared to net loss of $38.4 in the prior year period, decreasing primarily as a result of lower revenues as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility (as defined below) and New ABL Facility (as defined below) and cash flows from operations. At September 30, 2025, we had $8.3 of cash and cash equivalents, and $56.9 available on the New ABL Facility August Borrowing Base Certificate, which resulted in a total liquidity position of $65.2.

We have taken several actions to continue to improve our liquidity position, including equity issuances under our ATM Offering program, debt-for-equity exchanges that have reduced interest burden and monetized non-core and obsolete assets. Most recently, we completed a refinancing of our long-term indebtedness on March 12, 2025, as described in greater detail under “—Refinancing”, “—ABL Facilities—New ABL Facility” and “—Senior Secured Notes—2030 Senior Notes” below. As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may further access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure.

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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31,

2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period. As of September 30, 2025, the Company was in full compliance with its debt covenants under the 2030 Senior Notes Indenture.

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
As of September 30, 2025, the principal amount outstanding under the 2030 Senior Notes was $241.7. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of September 30, 2025 was $219.2. The effective interest rate under the 2030 Senior Notes was approximately 12.67% on September 30, 2025. Accrued interest related to the 2030 Senior Notes was $0.8 as of September 30, 2025.
2025 Senior Notes

The previously-issued 2025 Senior Notes were redeemed on March 30, 2025 and the related indenture was satisfied and discharged. On a net basis, after taking into consideration the debt issuance costs for the 2025 Senior Notes, total debt related to the 2025 Senior Notes as of December 31, 2024 was $235.1. The 2025 Senior Notes bore interest at an annual rate of 11.5%, payable semi-annually in arrears on May 1 and November 1. Accrued interest as of December 31, 2024 was $4.5.

ABL Facilities

New ABL Facility

On March 7, 2025, the Company entered into a Credit Agreement, dated as of March 7, 2025 (the “New ABL Facility”), with the Company, as borrower, Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto. The New ABL Facility is comprised of an asset-based revolving credit facility with a $125.0 commitment (the “Revolving Facility”), a first-in-last-out asset-based credit facility with a $10.0 commitment (the “FILO Facility”), and a committed incremental loan option under the Revolving Facility with a $25.0 commitment (the “Incremental Revolving Loans”). The availability of the Incremental Revolving Loans are subject to usual and customary conditions to effectiveness, including, for example, the Company electing to utilize such Incremental Revolving Loans by a date certain and the payment of required fees. Borrowings under the Revolving Facility (including, to the extent incurred, the Incremental Revolving Loans) bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 4.625%. Borrowings under the FILO Facility bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 6.00%. The applicable margin under the Revolving Facility is subject to a 0.125% reduction and the applicable margin under the FILO Facility is subject to a 0.50% reduction, in each case upon the repayment in full of a $5.0 over-advance provided on the initial funding date under the Revolving Facility. The New ABL Facility is secured by, among other things, a first priority lien on accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The initial funding under the New ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Prior ABL Facility in full. After giving effect to the foregoing, we had approximately $39.9 of available borrowing capacity under the New ABL Facility. Our New ABL Facility matures in 2028.

The New ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.0 to 1.0 if availability under the Revolving Facility falls below $7.0. The New ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the New ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The New ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the New ABL Facility), events of default and other customary provisions. As of September 30, 2025, the Company was in full compliance with its debt covenants under the New ABL Facility.
As of September 30, 2025, the borrowings outstanding under the New ABL Facility were $40.0. The effective interest rate under the New ABL Facility was approximately 9.02% on September 30, 2025. Accrued interest related to the New ABL Facility was $0.4 as of September 30, 2025.
Prior ABL Facility

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the New ABL Facility and the commitments thereunder terminated. As of December 31, 2024, $50.0 was outstanding under the Prior ABL Facility and the effective interest rate under the Prior ABL Facility was approximately 7.44%.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the New ABL Facility were $5.6 at September 30, 2025 and under the Prior ABL Facility were $6.5 at December 31, 2024. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets. Restricted cash on the balance sheet is largely tied to cash collateralized letters of credit as we shift from our Prior ABL Facility to the New ABL Facility. As of the date of filing, none of the restricted cash remains restricted.

As of September 30, 2025, the Company had $2.9 of outstanding short-term indebtedness related to the financing of various insurance premiums, which is included in the Accrued liabilities line item in the balance sheet.

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

Capital Expenditures

Our capital expenditures were $39.7 during the nine months ended September 30, 2025, compared to $49.8 in the nine months ended September 30, 2024. We offset $10.6 of capital spending during the nine months ended September 30, 2025 with the same amount of proceeds from asset sales and other proceeds. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur between $42.5 and $47.5 in total capital expenditures for the year ending December 31, 2025. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

During the three and nine months ended September 30, 2025, the Company sold — and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $— and $0.6, respectively, and incurred legal and administrative fees of $0.1 and $0.3, respectively.

During the three and nine months ended September 30, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $— and $0.2, respectively.

Cash Flows

Our cash flows used in operating activities for the nine months ended September 30, 2025 were approximately $5.0 as compared to approximately $28.2 provided by operating activities for the nine months ended September 30, 2024. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At September 30, 2025, we had $8.3 of cash and cash equivalents and $0.1 of restricted cash. Cash on hand at September 30, 2025 decreased by $83.2, as a result of $5.0 of cash flows used in operating activities, $29.1 of cash flows used in investing activities and $49.1 used in financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Nine Months Ended
	September 30, 2025	September 30, 2024
Net cash flows (used in) provided by operating activities	$(5.0)	$28.2
Net cash flows used in investing activities	(29.1)	(40.6)
Net cash flows used in financing activities	(49.1)	(17.4)
Net change in cash and cash equivalents and restricted cash	(83.2)	(29.8)
Cash and cash equivalents and restricted cash balance end of period	$8.4	$82.7

Net cash (used in) provided by operating activities

Net cash used in operating activities was $5.0 for the nine months ended September 30, 2025, as compared to net cash provided by operating activities of $28.2 for the nine months ended September 30, 2024. The negative operating cash flows were attributable to the net loss position and an increase in days receivable outstanding.

Net cash used in investing activities

Net cash used in investing activities was $29.1 for the nine months ended September 30, 2025, as compared to net cash used in investing activities of $40.6 for the nine months ended September 30, 2024. The cash flows used in investing activities for the nine months ended September 30, 2025 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash used in financing activities

Net cash used in financing activities was $49.1 for the nine months ended September 30, 2025, compared to net cash used in financing activities of $17.4 for the nine months ended September 30, 2024. We refinanced both our 2025 Senior Notes and Prior ABL Facility during the nine months ended September 30, 2025, which brought additional cash outlays. We also restarted sales under our ATM Offering program, which generated gross proceeds of $0.6 during the nine months ended September 30, 2025.

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

In connection with the preparation of this Quarterly Report for the quarter ended September 30, 2025, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of September 30, 2025.

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

On March 9, 2021, the Company filed claims in the District Court of Harris County, Texas against Magellan E&P Holdings, Inc. (“Magellan”), Redmon-Keys Insurance Group, Inc. (“Redmon-Keys”) and certain underwriters at Lloyd's (the “Magellan Underwriters”) to recover $4.6 owed on invoices duly issued by the Company for services rendered on behalf of the defendants in response to an offshore well blowout near Bob Hall Pier in Corpus Christi, Texas. On March 30, 2021, Magellan filed for bankruptcy pursuant to Chapter 7 of the U.S. bankruptcy code. During the fiscal year ended January 31, 2021, the Company reserved the full amount of its invoices totaling $4.6 as a prudent action in light of the Chapter 7 filing. Through the bankruptcy proceedings, the Company recovered $1.0 in March 2024 and, following a settlement by the Chapter 7

Trustee with the Magellan Underwriters in December 2024 and approved by the District Court of Harris County, Texas in January 2025, the Company recovered an additional $1.3 in August 2025. The Company continues to pursue claims against Redmon-Keys.

ITEM 1A.	RISK FACTORS

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2024.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended September 30, 2025:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2025 - July 31, 2025	—	$—	—	$48,859,603
August 1, 2025 - August 31, 2025	—	$—	—	$48,859,603
September 1, 2025 - September 30, 2025	—	$—	—	$48,859,603
Total	—		—
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

Date: November 6, 2025

By:	/s/ Keefer M. Lehner
Keefer M. Lehner
Executive Vice President and Chief Financial Officer

Date: November 6, 2025

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President and Chief Accounting Officer

Date: November 6, 2025