Form 10-K
period 2025-12-31
KLX Energy Services Holdings, Inc.
filed 2026-03-12
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended December 31, 2025
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

As of June 30, 2025, the aggregate market value of the registrant’s common stock held by non‑affiliates was approximately $29.0 million. Shares of common stock held by executive officers and directors have been excluded since such persons may be deemed affiliates. This determination of affiliate status is not a determination for any other purpose. The registrant has one class of common stock, $0.01 par value, of which 19,529,046 shares were outstanding as of February 27, 2026.
DOCUMENTS INCORPORATED BY REFERENCE:
Portions of the Registrant’s proxy statement for its annual meeting of stockholders to be held on May 6, 2026, which will be filed with the Securities and Exchange Commission within 120 days of December 31, 2025, are incorporated by reference in Part III.

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
•our ability to maintain compliance with the covenants in our debt agreements and our liquidity levels and the need to obtain additional capital or financing, and the availability and/or cost of obtaining such capital or financing;
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

•The indenture (the “2030 Senior Notes Indenture”) that governs our Senior Secured Floating Rate Cash / PIK Notes due 2030 (the “2030 Senior Notes”) and the credit agreement that governs our asset-based lending facility (the “2028 ABL Facility”) have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations. A failure to comply with the obligations contained in any such agreement governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.
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
•Our operations rely on an extensive network of IT systems and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cybersecurity risks that could have a material adverse effect on our business, financial condition and results of operations.
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
•Increased attention to sustainability matters may impact our business.
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

KLX Energy Services is a growth-oriented provider of diversified oilfield services to leading onshore oil and natural gas E&P companies operating in both conventional and unconventional plays in all of the active major basins throughout the United States. KLXE was initially formed from the combination and integration of seven private oilfield service companies acquired during 2013 and 2014. Each of the acquired businesses was regional in nature and brought one or two specific service capabilities to KLX Energy Services. We became incorporated in Delaware on June 28, 2018, and on September 14, 2018, we completed our spin-off from KLX Inc. and became an independent, publicly traded company. See Item 7. "Management Discussion and Analysis of Financial Condition and Results of Operations" for more details of our acquisitions since becoming a publicly traded company, including our 2020 acquisition of Quintana Energy Services Inc. (“QES,” and such acquisition the “QES Merger”) and our 2023 acquisition of Greene's Energy Group, LLC (“Greene's,” and such acquisition the “Greene's Acquisition”).

We deliver mission critical oilfield services to primarily independent major oil and gas companies focused on drilling, completion, production and intervention activities for technically demanding wells from over 60 service facilities located in the United States. Our primary services include directional drilling, coiled tubing, thru tubing, hydraulic frac rentals, fishing, pressure control, wireline, rig-assisted snubbing, fluid pumping, flowback, testing, pressure pumping and well control services. Our primary rentals and products include hydraulic fracturing stacks, blow out preventers, tubulars, downhole tools, dissolvable plugs, composite plugs and accommodation units. We operate in three segments on a geographic basis, including the Southwest Region (the Permian Basin and the Eagle Ford), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica as well as the Mid-Continent STACK and SCOOP and Haynesville).

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

Since 2023, the oil and gas industry has been experiencing a slow decline in activity, as measured by US rig count, coupled with a decrease in oil prices. In 2025, WTI prices dipped below $60/bbl amid oversupply from international producers, and finished the year on a downward trajectory. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. Global supply and demand factors may continue to result in commodity price volatility.

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

As of December 31, 2025, our market share of the U.S. onshore drilling market was 3.9%, as compared to 4.9% as of December 31, 2024, as measured by the number of rigs we have worked on during the year as a proportion of the total number of rigs published by Baker Hughes. We intend to continue to re-deploy additional directional drilling capacity into 2026, as market conditions warrant.

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

As of December 31, 2025, we had a fleet of 39 coiled tubing units, 18 of which are large diameter coiled tubing units, across our geographical regions. Over time, when the industry recovers, we anticipate that our investments in large diameter coil tubing spreads will allow us to increase our share of spend as the large diameter coil tubing pulls through asset light services such as thru-tubing and pressure control services, while leveraging our enhanced cost structure.

We continue to optimize the quality and performance of our magnesium alloy based line of dissolvable hydraulic fracturing plugs. Our proprietary dissolvable plugs deliver all the benefits of a traditional hydraulic fracturing plug but without the need for bottom hole intervention for removal. Our latest generation dissolvable frac plug, the PhantM™, has been deployed successfully across major U.S. oil and natural gas basins in now more than 1,300 wells by more than 80 customers. Our PhantM™ plugs dissolve quickly and reliably, resulting in faster time to production, are effective in a wide range of operating temperatures and salinity, including temperatures ranging from 80 to 350 degrees Fahrenheit, and do not require mill out, thus saving time and cost.

The Company has 48 wireline units in the fleet and 17, or 35%, are configured to run pump down or plug-and-perf operations. Our R&D organization also enables our operations to support our customers with cutting edge pump down operations that include greaseless wireline, addressable gun systems and addressable release tools, to provide our customers with high quality pump down services. Four of the 17 plug-and-perf units are our new Whisper™ Series units. These specialized units are electric/battery-powered and support our and our customers' sustainability efforts by reducing carbon footprint and noise levels. Additionally, the significant fuel savings due to the units being electrically powered make these units more cost effective to operate. We also maintain a full line of radial cement bond tools, compensated neutron porosity tools and casing evaluation tools to provide well evaluation services to our clients. We also utilize greaseless line and quiet truck wireline technology to meet the environmental concerns of our customers.

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

Customers and Marketing

Substantially all of our customers are engaged in the energy industry. Most of our sales are to major, large independent and regional oil and natural gas companies, and these sales have resulted in a diversified and geographically balanced portfolio of more than 550 customers within North America. Revenues from our five largest customers collectively represented approximately 31% of our revenues for the year ended December 31, 2025. No single customer accounted for more than 10% of our revenues during the year.

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

Suppliers and Procurement

We purchase a wide variety of materials, components and partially completed and finished products from manufacturers and suppliers for our use. We are not dependent on any single source of supply for those parts, supplies, materials or equipment and, as of December 31, 2025, no single supplier accounted for more than 10% of our total supply and procurement costs. To date, we have generally been able to obtain the equipment, parts and supplies necessary to support our operations on a timely basis. While we believe that we will be able to make satisfactory alternative arrangements in the event of any interruption in the supply of these materials and/or products by one of our suppliers, we may not always be able to make alternative arrangements. In addition, certain materials for which we do not currently have long-term supply agreements could experience shortages and significant price increases in the future. As a result, we may be unable to mitigate any future supply shortages and our results of operations, prospects and financial condition could be adversely affected.

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

Comprehensive Environmental Response, Compensation, and Liability Act
CERCLA, also known as the Superfund law, imposes joint and several liability, without regard to fault or legality of conduct, on classes of persons who are considered to be responsible for the release of a hazardous substance into the environment. These persons include the current and former owner or operator of the site where the release occurred, and anyone who transported or disposed or arranged for the transport or disposal of a hazardous substance released at the site. Persons who are or were responsible for releases of hazardous substances under CERCLA and any state analogs may be subject to joint and several, strict liability for the costs of cleaning up the hazardous substances that have been released into the environment, and for damages to natural resources and for the costs of certain health studies. We currently own, lease, or operate numerous properties that have been used for manufacturing and other operations for many years. These properties and the substances disposed or released on them may be subject to CERCLA, RCRA and analogous state laws. Under such laws, we could be required to remove previously disposed substances and wastes, remediate contaminated property, or perform remedial operations to prevent future contamination. The EPA has the power to make additional substances subject to CERCLA and RCRA, including certain Per- and Polyfluorinated Substances (PFAS). For example, in May 2024, the EPA adopted a final rule to list two PFAS (i.e., PFOA and PFOS) as CERCLA hazardous substances. This rule is currently subject to judicial challenge but could result in additional remediation costs at certain properties in the future and could impose additional costs on some of our customers. The EPA has also announced its intention to develop a framework to guide future hazardous substance designations under CERCLA. In addition, it is not uncommon for neighboring landowners and other third-parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment.

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

National Environmental Policy Act

E&P activities on federal lands may be subject to review under the National Environmental Policy Act (“NEPA”). NEPA requires federal agencies, including the Department of the Interior, to evaluate major agency actions that have the potential to significantly impact the environment. Approvals necessary for our customers to operate on federal or Tribal land are subject to NEPA. The NEPA review process has the potential to delay the permitting and subsequent development of oil and natural gas projects. NEPA requirements have been subject to or influenced by regulations and guidance from the Council on Environmental Quality (“CEQ”), and the CEQ’s requirements and guidance for such reviews have altered several times during the past few years under different administrations. Following an Executive Order from President Trump, in February 2025, the CEQ released an interim final rule rescinding its regulations implementing NEPA. In May 2025, the Supreme Court issued its opinion in Seven County Infrastructure Coalition v. Eagle County, emphasizing the “substantial judicial deference” that courts must grant agencies when considering NEPA challenges. Federal agencies have begun the process of preparing their own new or updated NEPA-implementing rules or guidelines. In September 2025, the CEQ issued new guidance to federal agencies implementing NEPA to encourage them to limit their NEPA reviews, rely more heavily on sponsor-prepared documents, and streamline the NEPA process.

While we cannot predict the ultimate impact of these recent changes, any restrictions or delays on our customers’ operations as a result of permitting or environmental impact analysis regulatory requirements could in turn adversely impact demand for our products and services.

Worker Health and Safety

We are subject to a number of federal and state laws and regulations, including the federal Occupational Safety and Health Act, which establishes requirements to protect the health and safety of workers. The U.S. Occupational Safety and Health Administration (“OSHA”) hazard communication standard, the EPA community right-to-know regulations under Title III of the federal Superfund Amendment and Reauthorization Act and comparable state statutes require maintenance of information about hazardous materials used or produced in operations and provision of this information to employees, state and local government authorities and citizens. The Federal Motor Carrier Safety Administration regulates and provides safety oversight of commercial motor vehicles, the EPA establishes requirements to protect human health and the environment, the federal Bureau of Alcohol, Tobacco, Firearms and Explosives (“ATF”) establishes requirements for the safe use and storage of explosives, and the federal Nuclear Regulatory Commission establishes requirements for the protection against ionizing radiation. Substantial fines and penalties can be imposed and orders or injunctions limiting or prohibiting certain operations may be issued in connection with any failure to comply with these laws and regulations.

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

Water Discharges

The Federal Water Pollution Control Act (the “Clean Water Act” or “CWA”) and analogous state laws impose restrictions and strict controls with respect to the discharge of pollutants, including spills and leaks of oil and other substances, into waters of the United States. The discharge of pollutants into regulated waters, including jurisdictional wetlands, is prohibited, except in accordance with the terms of a permit issued by the EPA or U.S. Army Corps of Engineers (“Corps”) or an analogous state agency.

There continues to be uncertainty on the federal government’s applicable jurisdictional reach under the CWA over “waters of the United States”, including wetlands, as the EPA and the Corps under recent presidential administrations have pursued multiple rulemakings since 2015 in an attempt to define the scope of such reach. In September 2023, the EPA issued a final rule, the implementation of which varies by state due to ongoing litigation. However, in November 2025, the EPA and the Corps proposed a rule to further update and narrow the September 2023 definition of “waters of the United States,” guided by the Sackett v. EPA decision.

To the extent the scope of the CWA’s jurisdiction continues to change and expand in areas where we or our customers conduct operations, such developments could delay, restrict or halt the development of projects, result in longer permitting timelines, or increased compliance expenditures or mitigation costs for our customers’ operations, which may reduce our customers’ rate of production of oil and gas and reduce the demand for our products and services.

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

Air Emissions

The federal Clean Air Act (“CAA”), and comparable state laws, regulate emissions of various air pollutants through air emissions permitting programs and the imposition of other requirements. In addition, the EPA has developed, and continues to develop, stringent regulations governing emissions of toxic air pollutants at specified sources. These regulations change frequently. These laws and regulations may require us or our customers to obtain pre-approval for the construction or modification of certain projects or facilities expected to produce or significantly increase air emissions, obtain and strictly comply with stringent air permit requirements or utilize specific equipment or technologies to control emissions of certain pollutants. For example in 2020, the EPA under the Trump Administration published a decision to retain the National Ambient Air Quality Standard (“NAAQS”) for ground level ozone that was set by the EPA in 2015. Previously, in December 2024, the EPA issued a rule to revise the secondary NAAQS for sulfur oxides, but retained without revision the secondary standards for oxides of nitrogen and particulate matter. We cannot predict what further actions, if any, or on what timeline, the Trump Administration may take with respect to this standard. State implementation of the revised NAAQS could result in stricter permitting requirements, which in turn could delay or impair our or our customers’ ability to obtain air emission permits, and result in increased expenditures for pollution control equipment, the costs of which could be significant. Federal and state regulatory agencies can impose administrative, civil and criminal penalties, as well as injunctive relief, for non-compliance with air permits or other requirements of the CAA and associated state laws and regulations.

Climate Change

The threat of climate change has attracted considerable attention in the United States and around the world. Numerous proposals have been made and could continue to be made at the international, national, regional and state levels of government to monitor and limit existing emissions of GHGs as well as to restrict or eliminate such future emissions.

The U.S. Congress has not adopted comprehensive climate change legislation, though certain federal laws, such as the Inflation Reduction Act of 2022 (“IRA”), have been enacted to advance numerous climate-related objectives. However, certain of these initiatives have been paused, repealed or otherwise modified due to the passage of the One Big Beautiful Bill Act (“OBBBA”) in July 2025. For example, the IRA amended the CAA to impose a fee on the emission of methane from sources required to report their GHG emissions to the EPA, including those sources in the onshore petroleum and natural gas production and gathering and boosting source categories. However, the OBBBA delayed the implementation of the methane emissions fee until 2034. While we will not be required to pay this fee, some of our customers may. The IRA also directed the EPA to revise GHG reporting requirements for segments of the oil and gas sector, including portions of our customer base, and in May 2024, the EPA finalized updates to the reporting requirements. In September 2025, however, the EPA issued a proposed rule to delay GHG reporting for the oil and gas sector until 2034. We cannot predict whether, how, or when a future administration or a future Congress might take action to alter either of these rules, though implementation of the methane emissions fee and GHG reporting revisions could increase our customers’ operating or compliance costs and adversely affect their businesses, thereby reducing demand for our products and services.

Additionally, the IRA contains hundreds of billions of dollars in incentives for the development of renewable energy, clean hydrogen, clean fuels, electric vehicles, and supporting infrastructure and carbon capture and sequestration, among other provisions. However, the Trump Administration has taken steps to reduce or eliminate certain incentives, including those for zero-emission vehicles, and the OBBBA eliminates electric vehicle credits previously available for new and used electric and commercial fleets. We cannot predict whether or not these regulatory repeals will ultimately be successful or if future administrations may seek to restore related incentives. To the extent any future similar legislation begins to provide such incentives, these incentives could accelerate the transition of the U.S. economy away from the use of fossil fuels towards lower- or zero-carbon emissions alternatives, reduce demand for our customers’ products, and thereby reduce demand for our services.

The EPA has adopted rules that, among other things, establish construction and operating permit reviews for GHG emissions from certain large stationary sources, require the monitoring and annual reporting of GHG emissions from certain petroleum and natural gas system sources, and impose new standards reducing methane emissions from oil and gas operations through limitations on venting and flaring and the implementation of enhanced emission leak detection and repair requirements. However, following the change in U.S. presidential administrations, proposals have been made to repeal or otherwise modify these requirements and the EPA’s GHG “Endangerment Finding,” which underpins the majority of EPA’s GHG regulations. We cannot predict whether such efforts will ultimately be successful.

Previously, in December 2023, the EPA had issued a final rule and establishing more stringent methane regulations for new, modified, and reconstructed facilities in the oil and gas sector, known as Quad Ob, as well as standards for existing sources for the first time ever, known as Quad Oc. However, in March 2025, the EPA announced plans to reconsider Quad Ob and Quad Oc. Additionally, in November 2025, the EPA finalized an interim final rule extending the compliance deadlines for certain provisions provided in Quad Ob and Quad Oc. Litigation challenging the EPA’s final interim rule extending such compliance deadlines for new and existing oil and gas sources remains pending. While these regulations do not apply directly to our operations, they may apply to many of our customers.

Although the substance and timing of any reconsidered rule remains uncertain, any similar future methane emissions regulations could increase operating or compliance costs for our customers and impact demand for our services including because fines and penalties for violations of these rules can be substantial.

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

For example, both New York and Vermont have enacted “climate superfund” laws which seek to require compensatory payments from certain entities in the fossil fuel industry, including extractors and refiners, who are responsible for a certain amount of annual GHG emissions. While these laws have been challenged, and neither are directly applicable to our business, they could result in significant financial obligations to our customers. Additionally, in October 2023, the Governor of California signed the Climate Corporate Data Accountability Act (“CCDAA”) and Climate-Related Financial Risk Act (“CRFRA”) into law. The CCDAA requires both public and private U.S. companies that are “doing business in California” and that have a total annual revenue of $1 billion to publicly disclose and verify, on an annual basis, Scope 1, 2 and 3 GHG emissions. Both laws are vague and potentially broad with respect to their applicability, appearing to require only minimal contacts with California. The CRFRA requires the disclosure of a climate-related financial risk report (in line with the Task Force on the Climate-related Financial Disclosures recommendations or equivalent disclosure requirements under the International Sustainability Standards Board’s climate-related disclosure standards) every other year for public and private companies that are “doing business in California” and have total annual revenue of $500 million. Reporting under both laws was to begin in 2026. However, both laws are currently subject to legal challenges and the Ninth Circuit recently enjoined the implementation of the CRFRA. Although the outcome of the legal challenges is uncertain at this time, implementation may result in additional costs to comply with these disclosure requirements for us or our customers, as well as increased costs of and restrictions on access to capital for us or our customers. Separately, these and other enhanced climate related disclosure requirements could lead to reputational or other harm with customers, regulators, investors or other stakeholders and could also increase our litigation risks relating to alleged climate-related damages resulting from our operations, statements alleged to have been made by us or others in our industry regarding climate change risks, or in connection with any future disclosures we may make regarding reported emissions, particularly given the inherent uncertainties and estimations with respect to calculating and reporting GHG emissions.

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

Additionally, climate change and sustainability policies may impact the Company or our customers’ access to capital. Certain shareholders and bondholders currently invested in fossil-fuel energy companies may be concerned about the potential effects of climate change and may elect in the future to shift some or all of their investments into non-fossil fuel energy related sectors. Institutional lenders who provide financing to fossil-fuel energy companies also have become more attentive to sustainable lending and investment practice that favors “clean” power sources, such as wind and solar, making those sources more attractive, and some of them may elect not to provide funding for fossil fuel energy companies. While we cannot predict how or to what extent sustainable lending and investment practice may impact our operations, a material reduction in the capital available to us or our fossil fuel-related customers could make it more difficult to secure funding for exploration, development, production, transportation, and processing activities, which could reduce the demand for our products and services.

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

Employees

As of December 31, 2025, we had approximately 1,548 employees. Approximately 88% of our employees are engaged in operations, quality and purchasing, 4% in sales and marketing and 8% in finance, human resources, IT, management and general administration. Our employees are not unionized, and we consider our employee relations to be good.

Available Information

Our filings with the SEC, including this Annual Report, our Quarterly Reports on Form 10-Q, our Proxy Statement, Current Reports on Form 8-K and amendments to any of those reports are available free of charge on our website, https://www.klx.com, as soon as reasonably practicable after they are filed with, or furnished to, the SEC. These reports may also be obtained on the SEC’s website, www.sec.gov, which contains reports, proxy statements, information statements, and other information regarding SEC registrants, including KLX Energy Services Holdings, Inc.

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

Our revenues are generated primarily from customers who are engaged in drilling for and production of oil and natural gas. Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility, and we depend on our customers’ willingness to make capital and operating expenditures to explore for, develop and produce oil and natural gas in the United States. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic. Oil prices moderated in 2023 and 2024 and declined further in 2025 due to increased global supply, softer demand growth and broader macroeconomic uncertainty, with further price decreases in early 2026. U.S. natural gas prices declined materially in 2023 and reached multi-year lows in 2024 due to strong domestic production, elevated storage levels and relatively mild weather. During 2025, natural gas prices have begun to slowly recover, supported by production curtailments, incremental LNG export capacity and seasonal demand, although prices have remained volatile into early 2026. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. However, an unexpected slowdown in economic activity may result in lower capital expenditures, project modifications, delays or cancellations, general business disruptions, and delays in payment of, or nonpayment of, amounts that are owed to us, which could have a material adverse effect on our financial condition, results of operations and cash flows.

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
•
the political environment in oil and natural gas producing regions, including uncertainty or instability resulting from civil disorder, terrorism or war, such as the continuing conflicts in Ukraine, Iran and Israel and events in Venezuela;

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

Historically, prices for oil and natural gas have been extremely volatile and are expected to continue to be volatile. During the past five years, West Texas Intermediate (“WTI”) has ranged from a low of $47.47 per barrel (“Bbl”) in January 2021 to a high of $123.64 per Bbl in March 2022. As of December 31, 2025, WTI closed at $57.26 per Bbl, a 21.0% decrease compared to the closing price of WTI on December 31, 2024. On February 2, 2026, WTI closed at $61.60 per Bbl.

Significant factors that are likely to affect commodity prices in current and future periods include, but are not limited to, price reductions or increased production by OPEC members and other oil exporting nations, the effect of U.S. energy, monetary and trade policies, U.S. and global economic conditions, U.S. and global political and economic developments, including initiatives introduced by the Trump Administration and resulting energy and environmental policies, war or other military conflict, including the continuing conflict between Russia and Ukraine, conditions in the Middle East and South America, including most recently in Iran and Venezuela, and conditions in the U.S. oil and gas industry and the resulting demand for domestic land oilfield services.

If the prices of oil and natural gas continue to be volatile or decline, our business, financial condition and results of operations may be materially and adversely affected.

Our business may be adversely affected by a deterioration in general economic conditions or a weakening of the broader energy industry.

Although crude oil prices increased after the worst impacts of the COVID-19 pandemic, drilling activity in the United States has remained well below pre-pandemic levels for much of the recovery period. Active U.S. oil rigs—which peaked above pre-pandemic levels during earlier phases of the recovery—declined through 2023 and 2024 as operators focused on capital discipline and efficiency gains, and have stayed materially lower in 2025 and early 2026, with the active oil rig count generally near the low-to-mid 400s compared to higher counts earlier in the decade. Natural gas rig activity similarly has not returned to pre-pandemic drilling intensity, even as gas rigs have risen from their 2023 lows. We cannot assure you these conditions will not continue to exist throughout 2025. The risks associated with our business are more acute during periods of economic slowdown or recession because such periods may be accompanied by decreased spending by our customers. A prolonged period of economic slowdown and/or recession in the United States, particularly if coupled with a prolonged slowdown in the E&P industry, would materially and adversely impact our business, financial condition and results of operations.

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

Our results have been, and in the future may be, impacted by the uncertainty caused by an economic downturn, public health crises, geopolitical issues, including the ongoing conflict between Russia and Ukraine and recent developments in Venezuela and Iran, volatility or deterioration in the debt and equity capital markets, inflation, deflation or other adverse economic conditions that negatively affect us or parties with whom we do business resulting in a reduction in our customers’ spending and their non-payment or inability to perform obligations owed to us, such as the failure of customers to honor their commitments or the failure of major suppliers to complete orders.

A continued recession or long-term market correction could further materially affect the value of our Common Stock, affect our access to capital and affect our business in the near and long-term. The borrowing base of our 2028 ABL Facility is dependent upon our receivables, which may be significantly lower in the future due to reduced activity levels or decreases in pricing for our services.

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

The U.S. inflation rate has remained at an elevated level through year-end 2025, with official inflation rate of 2.9% per the Federal Reserve and 3.0% per the Bureau of Labor Statistics Producer Price Index. Inflation in wages, materials, parts, equipment and other costs has the potential to adversely affect our results of operations, cash flows and financial position by increasing our overall cost structure, particularly if we are unable to achieve commensurate increases in the prices we charge our customers for our products and services. In addition, the existence of inflation in the economy has resulted in higher interest rates, which could result in higher borrowing costs, supply shortages, increased costs of labor, weakening exchange rates and other similar effects. Sustained levels of high inflation caused the U.S. Federal Reserve and other central banks to increase interest rates several times in an effort to curb inflationary pressure on the costs of goods and services across the United States, including the significant increases in prevailing interest rates that occurred during 2022 and 2023 as a result of the 525 aggregate basis point increase in the federal funds rate, and the associated macroeconomic impact on slowdown in economic growth could negatively impact our business. While the Federal Reserve reduced benchmark interest rates by 100 basis points in late 2024 and by 75 basis points in 2025, no assurance can be given that such rate cuts will continue. To the extent elevated inflation remains, we may experience further cost increases for our operations, including labor costs and equipment. We cannot predict any future trends in the rate of inflation and a significant increase in inflation, to the extent we are unable to timely pass through the cost increases to our customers, would negatively impact our business, financial condition and results of operations.

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

Our significant customers change from year to year, depending on the level of E&P activity and the use of our services. For the year ended December 31, 2025, no single customer accounted for more than 10% of our revenues. Our top five customers for the year ended December 31, 2025 together accounted for approximately 31% of our revenues. A reduction in purchases of our products and services by, or the loss of, one of our larger customers for any reason, such as the current industry conditions and economic downturn, insolvency of a customer, decreased production, changes in drilling practices, loss of a customer as a result of the acquisition of such customer by a purchaser who uses a competitor, in-sourcing by customers, a transfer of business to a competitor, or failure to adequately service our clients, could have a material adverse effect on our business, financial condition and results of operations.

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

Our business was created largely through a series of acquisitions, including the Greene's Acquisition. We regularly evaluate acquisition opportunities, frequently engage in acquisition discussions and conduct due diligence activities and, where appropriate, engage in acquisition negotiations, some of which could be material to us. Our ability to continue to achieve our goals may depend upon our ability to effectively identify attractive businesses, access financing sources on acceptable terms, negotiate favorable transaction terms and successfully integrate any businesses we acquire, achieve cost efficiencies and manage these businesses as part of our company.

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

Additionally, depending upon the acquisition opportunities available, we also may need to raise additional funds through the capital markets or arrange for additional bank financing in order to consummate such acquisitions or to fund capital expenditures necessary to integrate such acquired businesses. The 2030 Senior Notes Indenture permits us to incur additional pari passu indebtedness of up to $150.0 within twelve months of the Refinancing (as defined below) to, among other things, consummate permitted acquisitions and investments, subject to the terms and conditions contained therein. Beyond twelve months, we may not be able to raise the substantial capital required for acquisitions and integrations on satisfactory terms, if at all. In addition, if we elect to utilize shares of Common Stock or other equity securities as consideration for one or more acquisitions or business combinations, such as we did in the Greene's Acquisition, or if we issue Common Stock or other equity securities in order to finance one or more acquisitions, existing stockholders of our company could experience dilution in the value of their securities, which could be material.

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

The 2030 Senior Notes Indenture and the 2028 ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations. A failure to comply with the obligations contained in any such agreement governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt.

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period. As of December 31, 2025, the Company was in compliance with its debt covenants under the 2030 Senior Notes.

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

On March 6, 2026, the requisite holders agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility.

There is no certainty that, following the First Amendment to the Indenture, we will continue being able to comply with our covenants or that we will be able to obtain future amendments in the event we are unable to comply with our covenants. In the event of a covenant breach that is not waived, the noteholders could declare an event of default under the 2030 Senior Notes Indenture. If an event of default occurs, the controlling noteholders under the 2030 Senior Notes Indenture would be entitled to accelerate any outstanding indebtedness and enforce liens securing our obligations under the 2030 Senior Notes. Further, the acceleration of indebtedness under the 2030 Senior Notes could cause an event of default under our 2028 ABL Facility, entitling the requisite lenders of the 2028 ABL Facility to accelerate our indebtedness in respect thereof, terminate all undrawn commitments and enforce liens securing our obligations under the 2028 ABL Facility. If our lenders or noteholders accelerate our obligations under the affected debt agreements, we may not have sufficient liquidity to repay all of our outstanding indebtedness then due and payable.

We have substantial indebtedness, and our ability to repay such indebtedness as it becomes due will depend on our future operating performance.

We have substantial indebtedness. As of December 31, 2025, we had total outstanding long-term indebtedness of $258.3, comprised of $36.0 in outstanding borrowings under our 2028 ABL Facility and $222.3 in net principal amount of 2030 Senior Notes. Our 2028 ABL Facility matures in 2028. See Item 8. Note 6 - Long Term Debt for more information. Under the terms of the 2030 Senior Notes Indenture, we are required to make quarterly redemptions of our 2030 Senior Notes in an amount equal to two percent per annum of all 2030 Senior Notes outstanding as of the prior interest payment date, which will require us to dedicate all or a substantial portion of cash from operations to fund such redemptions. Our ability to pay the principal and interest on our debt as it becomes due, including the quarterly redemptions of the 2030 Senior Notes, and to satisfy our other liabilities will depend on our future operating performance. Our future operating performance will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

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

Our 2028 ABL Facility matures on March 7, 2028 and we intend to work with our existing lenders or other sources of capital to refinance the 2028 ABL Facility as well as our 2030 Senior Notes. If we are unable to refinance the 2028 ABL Facility as planned and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the year ending December 31, 2026.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we are evaluating several alternatives for deleveraging including debt for equity exchanges, non-core asset sales or other potential transactions to recapitalize, refinance or otherwise restructure our capital structure. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

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

Our leverage and the restrictions and obligations contained in the 2030 Senior Notes Indenture and the 2028 ABL Facility and any agreements governing future indebtedness may reduce our ability to incur additional indebtedness, engage in certain transactions or capitalize on acquisition or other business opportunities. If our future cash flows and available borrowings under our 2028 ABL Facility are insufficient to fund our operating expenses, we may be forced to consider additional financing alternatives. If debt and equity capital or alternative financing plans are not available on favorable terms or at all, we may be required to get the necessary consents to amend the terms of our debt to allow us to pursue additional financing alternatives. Our ability to request borrowings for the working capital or general corporate purposes under the 2028 ABL Facility is subject to satisfaction of certain customary conditions, including representations and warranties, no default or event of default, and the amount of requested borrowing not exceeding the lesser of the aggregate commitments thereunder and the borrowing base then in effect.

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

•	limit our ability to obtain additional financing for working capital, capital expenditures, general corporate purposes or acquisitions;
•	place us at a disadvantage compared to our competitors that are less leveraged;

•	limit our flexibility in planning for, or reacting to, changes in our business and in our industry; and
•	make us vulnerable to increases in interest rates with respect to the outstanding 2030 Senior Notes and amounts borrowed under our 2028 ABL Facility.

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
We often provide credit to our customers for our services and we are, therefore, subject to the risk of our customers delaying or failing to pay outstanding invoices. Although we monitor individual customer financial viability in granting such credit arrangements and maintain reserves we believe are adequate to cover exposure for doubtful accounts, in weak economic environments, customers’ delays and failures to pay often increase due to, among other reasons, a reduction in our customers’ cash flow from operations and their access to credit markets. If our customers delay or fail to pay a significant amount of outstanding receivables, it could reduce our availability under our 2028 ABL Facility or otherwise have a material adverse effect on our liquidity, financial condition, results of operations and cash flows.

Some of our customers have entered bankruptcy proceedings in the past, and certain of our customers’ businesses face financial challenges that put them at risk of future bankruptcies. Customer bankruptcies could delay or in some cases eliminate our ability to collect accounts receivable that are outstanding at the time the customer enters bankruptcy proceedings. We are also at risk that we may be required to refund amounts collected from a customer during the period immediately prior to that customer’s bankruptcy filing, and the amount we ultimately collect from the customer’s bankruptcy estate may be significantly less. Customer bankruptcies may also reduce our availability under our 2028 ABL Facility. Although we maintain reserves for potential customer credit losses, customer bankruptcies could result in unanticipated credit losses. As a result, if one or more of our customers enter bankruptcy proceedings, particularly our larger customers or those to whom we have greater credit exposure, it could have a material adverse impact on our liquidity, operating results and financial condition.

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

We do not have long-term contracts with third-party suppliers of many of the goods and services used in large volumes in our operations, including manufacturers of technical services equipment and fishing tools, wireline perforating guns and charges and other tools and equipment used in our operations. If demand for goods and services exceeds supply, such as from disruptions to the supply chain or supplier bankruptcies, the availability of certain goods and services used in our industry decreases and the price of such goods and services increases. We are dependent on a small number of suppliers for key goods and services. During the year ended December 31, 2025, based on total purchase cost, our ten largest suppliers of goods and services represented approximately 23% of all such purchases. Our reliance on such suppliers could increase the difficulty of obtaining such goods and services in the event of a disruption to the supply chain or upon a bankruptcy of one or more of these suppliers or upon a shortage in our industry. Price increases, delays in delivery and interruptions in supply may require us to incur higher operating costs. Each of these could have a material adverse effect on our business, financial condition and results of operations.

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

Our operations rely on an extensive network of IT systems and a failure to maintain, upgrade and protect such systems could adversely impact our business, financial condition and results of operations. Our operations are subject to cybersecurity risks that could have a material adverse effect on our business, financial condition and results of operations.

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

Increased attention to sustainability matters may impact our business.

Increased attention to climate change, increasing societal expectations on companies to address climate change, and potential consumer use of substitutes to fossil-fuel energy commodities may result in increased costs, reduced demand for our customers’ hydrocarbon products and our products and services, reduced profits, increased governmental investigations and private litigation against us, and negative impacts on our stock price and access to capital markets. Increasing attention to climate change and environmental conservation, for example, may result in demand shifts for our customers’ hydrocarbon products and additional governmental investigations and private litigation against those customers. To the extent that societal pressures or political or other factors are involved, it is possible that such liability could be imposed without regard to our causation of or contribution to the asserted damage, or to other mitigating factors. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on climate change and sustainability matters that may pose a risk to our business.

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

Public and political debate regarding climate change, energy transition and the role of fossil fuels in the global energy mix remains active and, in recent years, has become increasingly polarized. While global demand for oil and natural gas continues, companies in the oil and gas industry remain subject to scrutiny from certain investors, advocacy groups and other stakeholders regarding environmental, sustainability and governance matters.

Certain segments of the investment community—including some investment advisers, sovereign wealth funds, pension funds, endowments and other institutional investors—have adopted policies or expressed preferences that limit or discourage investments in fossil fuel-related businesses for social, environmental or reputational reasons. Although investor approaches to sustainability considerations have evolved and, in some cases, moderated, negative sentiment toward the oil and gas sector persists among portions of the capital markets. In addition, financial institutions, insurers and other counterparties may consider climate-related or sustainability factors in making financing, underwriting or business decisions.

Companies perceived as not aligning with evolving investor expectations or broader societal views regarding sustainability and climate-related matters may experience reputational harm, reduced investor demand for their securities, increased shareholder engagement efforts or volatility in their stock price. Shifts in political leadership or public policy priorities may also influence investor perceptions of the long-term outlook for the oil and gas industry, which could affect our valuation, access to capital markets and overall business environment.

Restrictions, delays or cancellations imposed by governmental authorities in issuing permits or leases for our or our customers’ operations could impair our business.

We and our customers are required to obtain permits from one or more governmental agencies in order to perform certain activities. Such permits are typically required by state agencies but can also be required by federal and local governmental agencies. Moreover, some of our customers’ drilling and completion activities may take place on federal land or Tribal lands, requiring leases and other approvals from the federal government or Tribes to conduct such drilling and completion activities. The requirements for such permits vary depending on the type of operations, including the location where our customers’ drilling and completion activities will be conducted. As with all governmental permitting processes, and particularly with respect to those processes that involve public participation and comment, there is a degree of uncertainty as to whether a permit will be granted, the time it will take for a permit to be issued and the conditions that may be imposed in connection with the granting of the permit. Certain regulatory authorities have delayed or suspended the issuance of permits while the potential environmental impacts associated with issuing such permits can be studied and appropriate mitigation measures evaluated. At times, federal agencies have sought to cancel proposed leases for federal lands and refused or delayed required approvals. Permitting or lease delays, an inability to obtain or renew permits or leases, or revocation of our or our customers’ current permits could cause a loss of revenue and could materially and adversely affect our business, financial condition and results of operations. See Part I, Item 1. “Business – Government Regulation and Environmental, Health and Safety Matters” for more discussion on permitting and leasing matters, including actions that may adversely affect oil and natural gas leasing and permitting activities. Consequently, our customers’ operations in certain areas of the United States may be interrupted or suspended for varying lengths of time, resulting in reduced demand for our products and services and a corresponding loss of revenue to us as well as adversely affecting our results of operations in support of those customers.

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

We may sell shares of Common Stock in the future. We may also issue additional shares of, and securities exercisable for, or convertible into, Common Stock, including as employee compensation or as consideration in one or more acquisitions or other business combination transactions. As of December 31, 2025, we had outstanding approximately 19.2 million shares of our Common Stock. We also have registered 2,477,051 shares of Common Stock reserved for issuance under our Long-Term Incentive Plan ("LTIP"). Of those shares initially registered and reserved for issuance, as of December 31, 2025, approximately 2,110,977 restricted shares of Common Stock were granted in connection with equity awards to management, directors and employees and approximately 366,074 shares remain available for future issuance. An amendment to the LTIP was approved by stockholders on May 10, 2023 to, among other things, increase the total number of shares of Common Stock for issuance by 1,200,000 shares, resulting in an increase of the total number of shares of our Common Stock reserved for issuance to 1,256,289, and extend the expiration date to March 8, 2033.

In connection with the Refinancing, on March 12, 2025, we issued warrants to purchase, in aggregate, up to 2,373,187 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment (the “Warrants”), as described in greater detail in Item 7. “Management’s Discussion and Analysis of Financial Condition and Results of Operations” below. In connection with our entry into the First Amendment to the Indenture, on March 6, 2026 and March 11, 2026, we issued additional Warrants to our noteholders, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment, pursuant to Section 4(a)(2) of the Securities Act. The Warrants are exercisable immediately, and in lieu of exercising such Warrant, the holders thereof may convert their Warrants, in whole or in part, into the number of shares of Common Stock they would otherwise be entitled to purchase pursuant to the terms of the Warrants at any time prior to the expiration date. The warrant agreements governing the Warrants stipulate that the Company will file a registration statement with SEC with respect to the shares of Common Stock underlying the Warrants within 90 days of their issuance, providing for registered resale pursuant thereto.

During the year ended December 31, 2024, we entered into a debt-for-equity exchange agreement (the “Exchange Agreement”) with a noteholder of our 11.5% senior secured notes due 2025 (the “2025 Senior Notes”). Pursuant to the Exchange Agreement, the noteholder exchanged $1.0 in aggregate principal amount of the Company’s outstanding 2025 Senior Notes for an aggregate of 190,476 shares of our Common Stock (the “Exchange”). During the year ended December 31, 2025, we did not have any Exchanges.

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

On June 14, 2021, we entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, we may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.8 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company’s election not to deliver a placement notice. During the three and twelve months ended December 31, 2025, the Company sold — and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of $— and $0.6, respectively, and incurred legal and administrative fees of $— and $0.3, respectively.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-271182) filed with the SEC on April 7, 2023 and declared effective on April 19, 2023 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement, as amended to date, may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. As of the filing of this Annual Report, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf” rule, which limits the amount of securities we can sell under the Registration Statement in any 12-month period.

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

SEC regulations limit the amount of funds we can raise during any 12-month period pursuant to our shelf registration statement on Form S-3.

Our ability to raise capital in the public capital markets, including through our ATM Offering program, has been and may in the future continue to be limited by, among other things, SEC rules and regulations impacting the eligibility of smaller companies to use Form S-3 for primary offerings of securities. Based on our public float as of the date of the filing of this Annual Report, we are only permitted to utilize a shelf registration statement subject to Instruction I.B.6 to Form S-3, which is referred to as the “baby shelf” rule. Pursuant to the “baby shelf” rule, we may not sell more than the equivalent of one-third of our public float during any 12 consecutive months until we again have a public float with a value in excess of $75 million, if ever. Accordingly, if our public float decreases, the number of securities we may sell under our shelf registration statement on Form S-3 will also decrease. Although alternative public and private transaction structures may be available, these may not be on attractive terms, may require additional time and cost or may impose operational restrictions on us.
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

We currently lease our corporate headquarters, which is located at 3040 Post Oak Boulevard, 15th Floor, Houston, Texas 77056. We currently own or lease over 60 service facilities, including the following material facilities:

	Leased or Owned	Expiration of Lease
Rocky Mountains
LaSalle, CO	Lease	11/1/2027
Mills, WY	Lease	10/31/2026
Nunn, CO	Lease	11/30/2027
Williston, ND	Own	N/A
Southwest
Odessa, TX	Lease	6/30/2028
Odessa, TX	Lease	11/30/2028
Odessa, TX	Lease	5/31/2030
Pleasanton, TX	Lease	6/30/2027
Victoria, TX	Own	N/A
Willis, TX	Own	N/A
Northeast/Mid-Con
Bossier City, LA	Lease	6/30/2027
Bridgeport, WV	Lease	8/31/2028
Union City, OK	Own	N/A

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

Market Information

Our Common Stock is quoted on the Nasdaq Global Select Market (“Nasdaq”) under the symbol “KLXE”.

On February 27, 2026, the last reported sale price of our Common Stock as reported by Nasdaq was $2.54 per share. As of such date, based on information provided to us by Computershare, our transfer agent, we had 435 registered holders, and because many of these shares are held by brokers and other institutions on behalf of the beneficial holders, we are unable to estimate the number of beneficial stockholders represented by these holders of record.

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

Recent Sales of Unregistered Equity Securities

There were no unregistered sales of equity securities for the three months ended December 31, 2025.

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

In connection with our entry into the First Amendment to the Indenture, on March 6, 2026 and March 11, 2026, we issued additional Warrants to our noteholders, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment. The Warrants were not, and the shares of Common Stock issuable upon the exercise of the Warrants will not be, registered under the Securities Act in reliance upon the exemption from registration provided by Section 4(a)(2) thereof as a transaction not involving any public offering. Under the warrant agreements governing the Warrants, the Company undertakes to file a registration statement with the SEC with respect to the shares of Common Stock underlying the Warrants within 90 days of their issuance, providing for registered resale pursuant thereto.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended December 31, 2025:

Period	Total number of shares purchased	Average price paid per share(1)	Total number of shares purchased as part of publicly announced plans or programs(2)	Approximate dollar value of shares that may yet be purchased under the plans or programs
October 1, 2025 - October 31, 2025	0	$—	—	$48,859,603
November 1, 2025 - November 30, 2025	0	$—	—	$48,859,603
December 1, 2025 - December 31, 2025	0	$—	—	$48,859,603
Total	—		—
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

The following discussion and analysis addresses the results of our operations for the year ended December 31, 2025, as compared to the year ended December 31, 2024. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. The oil and gas industry experienced significant increases in activity in late 2021 and 2022 due to the recovery from the COVID-19 pandemic. Furthermore, sanctions and import bans on Russian oil have been implemented by various countries in response to the ongoing conflict in Ukraine, further impacting global oil supply. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia, followed by oil price stabilization, through decreases, in the fourth quarter of 2023 due to a decrease in demand as the overall economy declined. Natural gas prices also declined since the fourth quarter of 2023, bottoming out in the first quarter of 2024 and remaining near historic lows for the remainder of the year, before increasing in early 2025 to a two-year high. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. WTI's average daily price per barrel decreased by approximately $11.24, or 14.7%, to $65.39 per Bbl during the year ended December 31, 2025, compared to the average daily price per barrel of $76.63 during the year ended December 31, 2024. As of December 31, 2025, U.S. land rig count stood at 527, a decrease of 8.0% since December 31, 2024.

Despite the decrease in commodity prices during the fiscal year ended December 31, 2025, the Company remained focused on building a leaner and more profitable set of service offerings, which allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below).

Looking ahead to the year ending December 31, 2026, assuming commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2026, WTI prices have remained largely unchanged, while Organisation for Economic Co-operation and Development crude inventories are expected to remain around the same level as at the end of 2024. Production from OPEC and its allies (“OPEC+”) and other oil producing nations is expected to increase in the low single digits over the next twelve months. This modest increase along with weather-related challenges across the country and a cautious approach to drilling expansion are expected to be some of the driving factors for activity in our industry through December 31, 2026.

Oil and natural gas prices could decrease or increase with any changes in demand due to, among other things, the ongoing conflict in Ukraine, the Israel-Hamas conflict, the recent developments in Venezuela and Iran, international sanctions, speculation as to future actions by OPEC+, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets or a prolonged recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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

Results of Operations

Year Ended December 31, 2025 Compared to Year Ended December 31, 2024

Revenue. The following table provides revenues by segment and product line for the periods indicated:

	Year Ended
	December 31, 2025	December 31, 2024	% Change
Revenue:
Rocky Mountains	$199.0	$228.9	(13.1)%
Southwest	231.6	269.3	(14.0)%
Northeast/Mid-Con	206.0	211.1	(2.4)%
Total revenue	$636.6	$709.3	(10.2)%

	Year Ended
	December 31, 2025	December 31, 2024	% Change
Revenue:
Drilling	$110.9	$156.1	(29.0)%
Completion	356.5	372.7	(4.3)%
Production	107.3	110.7	(3.1)%
Intervention	61.9	69.8	(11.3)%
Total revenue	$636.6	$709.3	(10.2)%

For the year ended December 31, 2025, revenues of $636.6 decreased by $72.7 or (10.2)% as compared with the year ended December 31, 2024. The overall decrease in revenues reflects decreased demand for our services during the year. Decreased weighted average price contributed to approximately 16% of the decrease in dollar amount, and decreased weighted average volume contributed to approximately 84%. On a segment basis, Rocky Mountains segment revenue decreased by $29.9 or (13.1)%. Decreased weighted average price contributed to approximately 23% of the decrease in dollar amount, and decreased weighted average volume contributed to approximately 77%. Southwest segment revenue decreased by $37.7 or (14.0)%. Decreased weighted average price contributed to approximately 23% of the decrease in dollar amount, and decreased weighted average volume contributed to approximately 77%. Northeast/Mid-Con segment revenue decreased by $5.1 or (2.4)%. This decrease was driven entirely by a decrease in weighted average volume.

Cost of sales. For the year ended December 31, 2025, cost of sales was $501.5, or 78.8% of revenues, as compared to $549.7, or 77.5% of revenues, in the year ended December 31, 2024. The decrease in dollar amount was primarily due to decreased activity. The increase in cost of sales as a percentage of revenues was generally consistent across our segments and a result of fixed costs leverage due to lower activity. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales decreased, labor costs per employee increased by 0.9% as compared with the year ended December 31, 2024. Repair & maintenance costs as a percentage of revenues decreased by (0.3)% as compared to the year ended December 31, 2024.

Selling, general and administrative expenses ("SG&A"). SG&A expenses during the twelve months ended December 31, 2025, were $68.5, or 10.8% of revenues, as compared with $79.6, or 11.2% of revenues, in the year ended December 31, 2024. SG&A decreased by $11.1 and decreased as a percentage of revenues due to management of costs as activity decreased. R&D costs were $1.7 in the year ended December 31, 2025 and $1.4 in the year ended December 31, 2024, reflecting our continued focus on maintaining an in-house R&D function.

Operating income (loss). The following is a summary of operating income (loss) by segment:

	Year Ended
	December 31, 2025	December 31, 2024	% Change
Operating income (loss):
Rocky Mountains	$5.7	$23.8	(76.1)%
Southwest	(3.5)	3.7	NM
Northeast/Mid-Con	3.6	2.3	56.5%
Corporate and other	(36.1)	(45.3)	20.3%
Total operating loss	$(30.3)	$(15.5)	(95.5)%

For the year ended December 31, 2025, operating loss was $30.3, as compared to operating loss of $15.5 in the year ended December 31, 2024, largely driven by a decrease in revenues due to lower activity and deleveraging of fixed costs.

For the year ended December 31, 2025, two out of our three operating segments demonstrated lower operating income compared to the year ended December 31, 2024, driven by the decrease in pricing and utilization outpacing decreases in operating costs and labor in the year ended December 31, 2025. Rocky Mountains segment operating income decreased by $18.1 or (76.1)% from $23.8 in the year ended December 31, 2024 to $5.7 in the year ended December 31, 2025. Southwest segment operating income decreased by $7.2 from $3.7 in the year ended December 31, 2024 to a loss of $(3.5) in the year ended December 31, 2025. Northeast/Mid-Con segment operating income increased by $1.3 or 56.5% from $2.3 in the year ended December 31, 2024 to $3.6 in the year ended December 31, 2025. The 20.3% decrease in operating loss in our Corporate and other in the year ended December 31, 2025 was primarily driven by lower incentive-based compensation and legal costs in the year ended December 31, 2024.

Income tax expense. Income tax expense was $0.8 for the year ended December 31, 2025, as compared to $0.6 for the year ended December 31, 2024. Income tax expense is comprised of federal, state and local taxes for each year reported.

Net loss. Net loss for the year ended December 31, 2025 was $77.1, as compared to net loss of $53.0 in the year ended December 31, 2024, primarily due to lower activity in the most recent year.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility (as defined below) and 2028 ABL Facility and cash flows from operations. At December 31, 2025, we had $5.7 of cash and cash equivalents and $50.6 of available capacity under the 2028 ABL Facility.

We have taken several actions to continue to improve our liquidity position, including equity issuances under our ATM Offering program, debt-for-equity exchanges that have reduced interest burden and monetization of non-core and obsolete assets. Most recently, we completed a refinancing of our long-term indebtedness on March 12, 2025, as described in greater detail under “—Refinancing”, “—2028 ABL Facility” and “—2030 Senior Notes” below. As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may further access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure.

We have substantial indebtedness. As of December 31, 2025, we had total outstanding indebtedness of $258.3 under our 2028 ABL Facility and our 2030 Senior Notes as described in greater detail under “—2028

ABL Facility” and “—2030 Senior Notes” below. Our ability to comply with the covenants in our debt instruments and pay the principal and interest on our debt and to satisfy our other liabilities will depend on our future operating performance and ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control.

In order to ensure our continued compliance with the maximum total net leverage ratio covenant under the 2030 Senior Notes Indenture, on March 6, 2026, the requisite holders agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief, described more fully below under “2030 Senior Notes.” In connection with the entry into the First Amendment to the Indenture, we issued Warrants to our noteholders, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment, pursuant to Section 4(a)(2) of the Securities Act.

Our 2028 ABL Facility matures on March 7, 2028 and we intend to work with our existing lenders or other sources of capital to refinance the 2028 ABL Facility as well as our 2030 Senior Notes. If we are unable to refinance the 2028 ABL Facility as planned and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the year ending December 31, 2026.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we are evaluating several alternatives for deleveraging including debt for equity exchanges, non-core asset sales or other potential transactions to recapitalize, refinance or otherwise restructure our capital structure. Some of these alternatives may require the consent of current lenders, stockholders or noteholders, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

We actively manage our capital spending and are focused primarily on required maintenance spending. For the past couple of years, due to increasing oil prices leading to an increase in demand for our services, our operating cash flow has been positive. Based on our current forecasts, we believe our cash on hand, availability under the 2028 ABL Facility and our cash flows will provide us with the ability to fund our operations for at least the next twelve months.

Refinancing

On March 7, 2025, the Company and certain of our subsidiaries party thereto entered into a Securities Purchase Agreement with certain holders (the “Investors”) of our 2025 Senior Notes, pursuant to which the Company agreed to issue and sell to the Investors (a) approximately $232.2 in aggregate principal amount of the 2030 Senior Notes and (b) warrants entitling the holders thereof to purchase, in the aggregate, up to 2,373,187 shares of Common Stock, at an exercise price of $0.01 per share, subject to adjustment in exchange for (i) approximately $78.4 in aggregate cash consideration and (ii) approximately $143.6 aggregate principal amount of the 2025 Senior Notes, which were cancelled by the Company upon receipt thereof (collectively, the “Refinancing”). The Company consummated the Refinancing on March 12, 2025.
Senior Secured Notes
2030 Senior Notes

On March 12, 2025, as part of the Refinancing, the Company and certain of its subsidiaries entered into the 2030 Senior Notes Indenture, with U.S. Bank Trust Company, National Association, as the trustee and notes collateral agent, pursuant to which $232.2 of the 2030 Senior Notes were issued. The 2030 Senior Notes will mature on March 12, 2030 and bear a floating rate of interest of Term SOFR plus the Applicable Margin (as defined in the 2030 Senior Notes Indenture) based on the Secured Net Leverage Ratio (as defined in the 2030 Senior Notes Indenture) payable on the last day of the applicable interest period in cash or, at the Company’s election, additional 2030 Senior Notes paid-in-kind on one-, three- or six-month interest periods, which shall include a 100 basis point premium for any period where interest is paid-in-kind. The 2030 Senior Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.

The 2030 Senior Notes are fully and unconditionally guaranteed by each of the Company’s current subsidiaries. The 2030 Senior Notes will also be guaranteed by each of the Company’s future subsidiaries that guarantee the Company’s indebtedness or indebtedness of guarantors, including under the 2028 ABL Facility and such subsidiaries that become guarantors in the future will also pledge their collateral in support of such guarantees. These guarantees are senior secured obligations of the guarantors secured by a first priority security interest on substantially all of the guarantors’ assets (other than collateral securing the 2028 ABL Facility on a first priority basis) and a second priority security interest on the guarantors’ assets which secure the 2028 ABL Facility on a first priority basis, subject in each case to certain excluded assets.

The Company is required to redeem the 2030 Senior Notes in an amount equal to 2.00% per annum of all 2030 Senior Notes outstanding as of the prior applicable Interest Payment Date (as defined in the 2030 Senior Notes Indenture) on the last business day of each of March, June, September and December. Additionally, upon certain changes of control, consummation of certain asset sales and other events, the Company will be required to repurchase the 2030 Senior Notes at the applicable redemption prices.

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period. As of December 31, 2025, the Company was in compliance with its debt covenants under the 2030 Senior Notes.

On March 6, 2026, the requisite holders agreed to execute the First Amendment to the Indenture to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility.

There is no certainty that the First Amendment to the Indenture will be sufficient to allow us to comply with our covenants or that we will be able to obtain future amendments in the event we are unable to comply with our covenants. For additional details, see “Part I. Item 1A. Risk Factors—Risks Relating to Financial Considerations—The 2030 Senior Notes Indenture and the 2028 ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations. A failure to comply with the obligations contained in any such agreement governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments.” Also in connection with our entry into the First Amendment to the Indenture, we issued Warrants to our noteholders, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment, pursuant to Section 4(a)(2) of the Securities Act.

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
As of December 31, 2025, the principal amount outstanding under the 2030 Senior Notes was $244.1. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of December 31, 2025 was $222.3. The effective interest rate under the 2030 Senior Notes was approximately 12.3% on December 31, 2025. Accrued interest related to the 2030 Senior Notes was $— as of December 31, 2025.
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

ABL Facilities

2028 ABL Facility

On March 7, 2025, the Company also entered into a Credit Agreement, dated as of March 7, 2025 (the “2028 ABL Facility”), with the Company, as borrower, Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto. The 2028 ABL Facility is comprised of an asset-based revolving credit facility with a $125.0 commitment (the “Revolving Facility”), a first-in-last-out asset-based credit facility with a $10.0 commitment (the “FILO Facility”), and a committed incremental loan option under the Revolving Facility with a $25.0 commitment (the “Incremental Revolving Loans”).

The availability of the Incremental Revolving Loans are subject to usual and customary conditions to effectiveness, including, for example, the Company electing to utilize such Incremental Revolving Loans by a date certain and the payment of required fees. Borrowings under the Revolving Facility (including, to the extent incurred, the Incremental Revolving Loans) bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 4.625%. Borrowings under the FILO Facility bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 6.00%. The applicable margin under the Revolving Facility is subject to a 0.125% reduction and the applicable margin under the FILO Facility is subject to a 0.50% reduction, in each case upon the repayment in full of a $5.0 over-advance provided on the initial funding date under the Revolving Facility. The 2028 ABL Facility is secured by, among other things, a first priority lien on accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The initial funding under the 2028 ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Prior ABL Facility in full. After giving effect to the foregoing, we had approximately $39.9 of available borrowing capacity under the 2028 ABL Facility. Our 2028 ABL Facility matures on March 7, 2028.

The 2028 ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.0 to 1.0 if availability under the Revolving Facility falls below $7.0.

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of December 31, 2025, the Company was in compliance with its debt covenants under the 2028 ABL Facility.
As of December 31, 2025, the borrowings outstanding under the 2028 ABL Facility were $36.0. The effective interest rate under the 2028 ABL Facility was approximately 8.61% on December 31, 2025. Accrued interest related to the 2028 ABL Facility was $0.4 as of December 31, 2025.
We have funds available under the 2028 ABL Facility of $50.6 on the December 2025 borrowing base certificate, which includes the undrawn availability on the FILO Facility.
Prior ABL Facility

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the 2028 ABL Facility and the commitments thereunder terminated. As of December 31, 2024, $50.0 was outstanding under the Prior ABL Facility and the effective interest rate under the Prior ABL Facility was approximately 7.44%.

Capital Expenditures

Our capital expenditures were $49.1 during the year ended December 31, 2025, compared to $65.1 in the year ended December 31, 2024. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur approximately $40.0 in capital expenditures for the year ending December 31, 2026. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into the Equity Distribution Agreement with the Agent. Pursuant to the terms of the Equity Distribution Agreement, the ATM Offering had an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. On March 14, 2025, the Company entered into the EDA Amendment, which, among other things, increased the aggregate offering price to up to approximately $57.8 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company’s election not to deliver a placement notice.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Registration Statement, the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement, as amended to date, may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. As of the filing of this Annual Report, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf” rule, which limits the amount of securities we can sell under the Registration Statement in any 12-month period.

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

The Company has used and plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company's then-outstanding indebtedness and funding acquisitions, capital expenditures and working capital.

During the three and twelve months ended December 31, 2025, the Company sold — and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of $— and $0.6, respectively, and incurred legal and administrative fees of $— and $0.3, respectively. During the three and twelve months ended December 31, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.5, respectively.

Cash Flows

At December 31, 2025, we had $5.7 of cash and cash equivalents. Cash on hand at December 31, 2025 decreased by $85.9 during the year then ended, due to $60.5 of cash flows used in financing activities and $32.9 of cash flows used in investing activities, offset by $7.5 of cash flows provided by operating activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

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

The following table sets forth the reconciliation of current assets and current liabilities to net working capital:

	As of
	December 31, 2025	December 31, 2024
Current assets	$149.9	$233.0
Less: Cash	5.7	91.6
Net current assets	144.2	141.4
Current liabilities	126.2	140.1
Less: Current portion of long-term debt	4.4	—
Less: Accrued interest	0.4	4.5
Less: Operating lease obligations	7.1	6.9
Less: Finance lease obligations	19.6	13.0
Net current liabilities	94.7	115.7
Net Working Capital	$49.5	$25.7

Net working capital as of December 31, 2025 was $49.5, an increase of $23.8 as compared to net working capital of $25.7 as of December 31, 2024. Net working capital is calculated as current assets, excluding cash, less current liabilities, excluding current portion of long-term debt, accrued interest, operating lease obligations and finance lease obligations. As of December 31, 2025, total current assets excluding cash increased by $2.8 and total current liabilities excluding current portion of long-term debt, accrued interest, operating lease obligations and finance lease obligations decreased by $21.0. The increase in net current assets was primarily related to a increase of $5.8 in accounts receivable-trade, net and a decrease of $0.3 in inventory. The decrease in total current liabilities was due to a decrease of $5.7 in accounts payable and a decrease of $15.3 in accrued liabilities.

The following table sets forth our cash flows for the periods presented below:

	Year Ended
	December 31, 2025	December 31, 2024
Cash balance beginning of period	$91.6	$112.5
Net cash provided by operating activities	7.5	54.2
Net cash used in investing activities	(32.9)	(51.1)
Net cash used in financing activities	(60.5)	(24.0)
Net change in cash	(85.9)	(20.9)
Cash balance end of period	$5.7	$91.6

Net cash provided by operating activities

Net cash provided by operating activities was $7.5 for the year ended December 31, 2025, as compared to net cash provided by operating activities of $54.2 for the year ended December 31, 2024. The decrease in operating cash flows was primarily attributable to the decrease in revenues across all operating segments.

Net cash used in investing activities

Net cash used in investing activities was $32.9 for the year ended December 31, 2025, as compared to net cash used in investing activities of $51.1 for the year ended December 31, 2024. The cash used in investing activities for the year ended December 31, 2025 was primarily driven by increased maintenance and growth capital spending to support our business operations.

Net cash used in financing activities

Net cash used in financing activities was $60.5 for the year ended December 31, 2025, compared to net cash used in financing activities of $24.0 for the year ended December 31, 2024. The cash used in financing activities for the year ended December 31, 2025 was primarily driven by the Refinancing as well as borrowings and repayments under our 2028 ABL Facility.

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

Accrued Revenue

The Company records accrued revenue for services performed but not yet invoiced as of the reporting date. Revenue is recognized as services are performed in the field in accordance with the applicable master service agreements, based on contractual day rates, footage rates, per-job pricing, or other agreed-upon fee arrangements. Accrued revenue represents revenue recognized for which billing has not yet occurred.

The measurement of accrued revenue requires significant judgment. Management estimates amounts earned based on an evaluation of services performed to date, including unprocessed field tickets, stage or job completion status, equipment utilization, and the estimated value of partially completed jobs. These estimates are developed through a monthly review of operational reports, field documentation, and contractual terms.

Adjustments to accrued revenue may be required as a result of revised stage counts, customer acceptance or disputes, pricing adjustments, contract modifications, or operational factors such as weather delays or downtime. While management believes its estimates are reasonable and based on the best information available at the reporting date, actual amounts billed and ultimately collected may differ, and such differences could be material to the consolidated financial statements.

As of December 31, 2025, accrued revenue was $16.4 and is included in Accounts receivable–trade in the consolidated balance sheets.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the stockholders and the Board of Directors of KLX Energy Services Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of KLX Energy Services Holdings, Inc. and subsidiaries (the "Company") as of December 31, 2025 and 2024, the related consolidated statements of operations, stockholders' equity, and cash flows, for each of the two years in the period ended December 31, 2025, and the related notes (collectively referred to as the "financial statements"). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024, and the results of its operations and its cash flows for each of the two years in the period ended December 31, 2025, in conformity with applicable accounting principles generally accepted in the United States of America.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion.

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

Revenue Recognition – Accrued Revenue – Refer to Note 1 to the consolidated financial statements

Critical Audit Matter Description

As discussed in Note 1 to the consolidated financial statements, revenue is recognized upon the customer obtaining control of promised goods or services in an amount that reflects the consideration which is expected to be received in exchange for those goods or services, which generally reflects the amount the Company has the right to invoice. As most projects are not billed until completion, the Company accrues revenue at the end of each month for jobs that are on-going and have not been invoiced. As of December 31, 2025, the Company recognized $16.5 million of accrued revenue which is included within the “Revenue” financial statement line item within the financial statements. The amount to be recorded is dependent upon estimates prepared by management.

We identified the estimated accrued revenue as a critical audit matter due to the inherent subjectivity and degree of judgment made by management in estimating the amount to be accrued.

How the Critical Audit Matter Was Addressed in the Audit

Our audit procedures related to accrued revenue included the following, among others:

• We evaluated the reasonableness of the Company’s policies for recording the accrual including whether there were changes in those policies in the current year.

• We tested the design and implementation of internal controls over accrued revenue, including (1) the process to estimate the revenue accrual, including the assumptions related to status of jobs on-going at the date of the accrual, and (2) management’s analysis of the actual revenue invoiced in the subsequent period compared to the amount accrued for at year-end.

• We evaluated the reasonableness of the assumptions and degree of judgment utilized in the determination of the accrual, tested the source of information used to estimate the accrual, and validated the mathematical accuracy of management’s calculation.

• We selected a sample of accrued revenue transactions and performed the following:

o Evaluated the Company’s methodology and assumptions in developing their revenue accrual, including assessing the completeness and accuracy of the underlying data used by management in their estimates.
o Compared the related revenue billed subsequently in January 2026 to the estimate recorded.

/s/ Deloitte & Touche LLP

Houston, Texas
March 12, 2026

We have served as the Company's auditor since 2018.

KLX Energy Services Holdings, Inc.
Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	As of December 31
	2025	2024
ASSETS
Current assets:
Cash and cash equivalents	$5.7	$91.6
Accounts receivable–trade, net of allowance of $1.7 and $4.2	102.7	96.9
Inventories, net	30.7	31.0
Prepaid expenses and other current assets	10.8	13.5
Total current assets	149.9	233.0
Property and equipment, net(1)	161.1	197.1
Operating lease assets	22.3	19.6
Intangible assets, net	1.1	1.5
Other assets	5.9	5.1
Total assets	$340.3	$456.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$68.7	$74.4
Accrued interest	0.4	4.5
Accrued liabilities	26.0	41.3
Current portion of long-term debt	4.4	—
Current portion of operating lease liabilities	7.1	6.9
Current portion of finance lease liabilities	19.6	13.0
Total current liabilities	126.2	140.1
Long-term debt	253.9	285.1
Long-term operating lease liabilities	15.9	13.5
Long-term finance lease liabilities	17.4	26.4
Other non-current liabilities	1.1	1.7
Commitments and contingencies (Note 9)
Stockholders’ equity:
Common Stock, $0.01 par value; 110.0 authorized; 18.9 and 17.5 issued	0.2	0.2
Additional paid-in capital	571.3	557.5
Treasury stock, at cost, 0.5 shares and 0.5 shares	(6.2)	(5.8)
Accumulated deficit	(639.5)	(562.4)
Total stockholders’ deficit	(74.2)	(10.5)
Total liabilities and stockholders' deficit	$340.3	$456.3
(1) Includes right-of-use ("ROU") assets - finance leases. See Note 4 - Property and Equipment, Net and Note 7 - Leases.

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)

	Year Ended
	December 31, 2025	December 31, 2024
Revenues	$636.6	$709.3
Costs and expenses:
Cost of sales	501.5	549.7
Depreciation and amortization	95.2	94.0
Selling, general and administrative	68.5	79.6
Research and development costs	1.7	1.4
Impairment and other charges	—	0.1
Operating loss	(30.3)	(15.5)
Non-operating expense:
Interest income	(0.4)	(2.5)
Interest expense	45.2	39.4
Loss on debt extinguishment	1.2	—
Net loss before income tax	(76.3)	(52.4)
Income tax expense	0.8	0.6
Net loss	$(77.1)	$(53.0)

Net loss per share-basic	$(4.12)	$(3.27)
Net loss per share-diluted	$(4.12)	$(3.27)

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Stockholders' Equity
Years Ended December 31, 2025 and December 31, 2024
(In millions of U.S. dollars and shares)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at January 1, 2024	16.9	$0.1	$553.4	$(5.3)	$(509.4)	$38.8
Restricted stock, net of forfeitures	—	—	3.6	—	—	3.6
Purchase of treasury stock	—	—	—	(0.5)	—	(0.5)
Issuance of Common Stock, net of cost	0.6	0.1	0.5	—	—	0.6
Net loss	—	—	—	—	(53.0)	(53.0)
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)
Restricted stock, net of forfeitures	—	—	2.5	—	—	2.5
Purchase of treasury stock	—	—	—	(0.4)	—	(0.4)
Issuance of Common Stock, net of cost	0.6	0.0	0.3	—	—	0.3
Issuance of warrants	—	—	11.0	—	—	11.0
Exercise of warrants	0.8	0.0	0.0	—	—	—
Net loss	—	—	—	—	(77.1)	(77.1)
Balance at December 31, 2025	18.9	$0.2	$571.3	$(6.2)	$(639.5)	$(74.2)

See accompanying notes to consolidated financial statements.

KLX Energy Services Holdings, Inc.
Consolidated Statements of Cash Flows
(In millions of U.S. dollars)

	Year Ended
	December 31, 2025	December 31, 2024
Cash flows from operating activities:
Net loss	$(77.1)	$(53.0)
Adjustments to reconcile net loss to net cash flows from operating activities
Depreciation and amortization	95.2	94.0
Non-cash compensation	2.6	3.9
Amortization of deferred financing fees	4.7	2.6
Provision for inventory reserve	1.3	0.9
Gain on disposal of property, equipment and other	(11.0)	(11.9)
Non-cash interest expense	16.6	—
Loss on debt extinguishment	1.2	—
Other	0.7	(0.6)
Changes in operating assets and liabilities:
Accounts receivable	(6.0)	30.6
Inventories	(1.8)	1.4
Prepaid expenses and other current and non-current assets	7.9	14.0
Accounts payable	(2.0)	(16.6)
Other current and non-current liabilities	(24.8)	(11.1)
Net cash flows provided by operating activities	7.5	54.2
Cash flows from investing activities:
Purchases of property and equipment	(49.1)	(65.1)
Proceeds from sale of property and equipment and other	16.2	14.0
Net cash flows used in investing activities	(32.9)	(51.1)
Cash flows from financing activities:
Borrowings under 2028 ABL Facility	139.0	—
Repayments on 2028 ABL Facility	(103.0)	—
Repayments on Prior ABL Facility	(50.0)	—
Proceeds from issuance of 2030 Senior Notes and warrants	225.2	—
Repayment of 2025 Senior Notes	(236.3)	—
Mandatory redemption on 2030 Senior Notes	(4.8)	—
Payments on finance lease obligations	(19.9)	(21.6)
Payments of debt issuance costs	(10.5)	(0.9)
Proceeds from note payable	6.5	5.4
Change in financed payables	(6.6)	(6.1)
Other	(0.1)	(0.8)
Net cash flows used in financing activities	(60.5)	(24.0)
Net change in cash and cash equivalents	(85.9)	(20.9)
Cash and cash equivalents, beginning of period	91.6	112.5
Cash and cash equivalents, end of period	$5.7	$91.6

Supplemental disclosures of cash flow information:
Cash paid during period for interest	27.8	37.1
Supplemental schedule of non-cash activities:
Accrued capital expenditures	9.1	12.7
Non-cash interest expense (paid in kind)	16.6	—
Debt-for-equity exchanges	—	1.0
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

Revenue Recognition

Revenue is recognized upon the customer obtaining control of promised goods or services, in an amount that reflects the consideration which is expected to be received in exchange for those goods or services, which generally reflects the amount we have the right to invoice. To determine revenue recognition for arrangements within the scope of Accounting Standards Codification (“ASC”) Topic 606, the following five steps are performed: (i) identify the contract(s) with a customer; (ii) identify the performance obligations in the contract; (iii) determine the transaction price; (iv) allocate the transaction price to the performance obligations in the contract; and (v) recognize revenue when (or as) the Company satisfies a performance obligation. Revenue is recognized in the amount of the transaction price that is allocated to the respective performance obligation when (or as) the performance obligation is satisfied. Service revenues are recorded over time throughout and for the duration of the service period pursuant to a master services agreement combined with a completed field ticket or a work order. Revenues from product sales are recognized when the customer obtains control of the product, which occurs at a point in time, typically upon delivery in accordance with the terms of the field ticket or work order.

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

Accounts Receivable, Net

The Company performs ongoing credit evaluations of its customers and adjusts credit limits based upon payment history and the customer’s current creditworthiness, as determined by review of their current credit information. The Company continuously monitors collections and payments from its customers and maintains a provision for estimated credit losses based upon historical experience and any specific customer collection issues that have been identified. The allowance for doubtful accounts at December 31, 2025 and December 31, 2024 was $1.7 and $4.2, respectively.
Activity in our allowance for doubtful accounts during the years ended December 31, 2025 and December 31, 2024 is set forth in the table below:

Allowance for doubtful accounts	Balance at beginning of period	Charged (credited) to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2025	$4.2	$1.4	$(3.9)	$1.7
December 31, 2024	$5.5	$0.6	$(1.9)	$4.2
* ASC Topic 326, Financial Instruments - Credit Losses.
(1) Accounts receivable balances written off during the period, net of recoveries.

Inventories

Inventories, made up primarily of dissolvable plugs, supplies, finished goods and other consumables used to perform services for customers. The Company values inventories at the lower of cost or net realizable value and uses the weighted average costing and first-in, first-out methods. Reserves for excess and obsolete inventory were approximately $4.1 and $3.2 as of years ended December 31, 2025 and December 31, 2024, respectively.

Property and Equipment

Property and equipment is stated at cost and depreciated under the straight-line method over the estimated useful life of the asset. Equipment held under finance leases is stated at the present value of its future minimum lease payments and is depreciated under the straight-line method over the shorter of the lease term or the estimated useful life of the asset. Estimating useful lives of property and equipment requires significant judgment which is influenced by our historical experience in operating property and equipment, technological developments, and expectations of future demand.

Intangible Assets, Net

Under Financial Accounting Standards Board (“FASB”) ASC Topic 350, Intangibles—Goodwill and Other, indefinite-lived intangible assets are reviewed at least annually for impairment. Acquired intangible assets with definite lives are amortized under the straight-line method over their individual useful lives. As of December 31, 2025 and December 31, 2024, there were net intangible assets, consisting of customer relationships and patents, with definite lives of $1.1 and $1.5, respectively. As of December 31, 2025 and December 31, 2024, intangible assets had gross carrying amount of $5.9 and $5.9 and accumulated amortization of $4.8 and $4.4, respectively, with amortization expense for the years then ended of $0.4 and $0.3, respectively.

Long‑Lived Assets

Long-lived assets, such as property and equipment and purchased intangibles subject to amortization, are tested for impairment when there is evidence that events or changes in circumstances indicate that the carrying amount of an asset may not be recovered. An impairment loss is recognized when the undiscounted cash flows expected to be generated by an asset (or group of assets) is less than its carrying amount. Any required impairment loss is measured as the amount by which the asset’s carrying value exceeds its fair value and is recorded as a reduction in the carrying value of the related asset and a charge to operating results. For the years ended December 31, 2025 and December 31, 2024, there were no impairments of long-lived assets.

Debt Issuance Costs

The Company capitalizes certain third-party fees directly related to the issuance of debt and amortizes these costs over the life of the debt using the effective interest method. Debt issuance costs related to the Prior ABL Facility and the 2028 ABL Facility are presented net of amortization as a non-current asset. Debt issuance costs related to the Company’s senior secured notes due 2030 (the “2030 Senior Notes”) and senior secured notes due 2025 (the “2025 Senior Notes”) are presented net of amortization as an offset to the liability. Amortized debt issuance costs are included in interest expense and totaled $2.3 for the year ended December 31, 2025 and $2.6 for the year ended December 31, 2024.

Original Issue Discount

The Company capitalizes the original issue cash discount and the original issue warrant discount, both related to the 2030 Senior Notes, and amortizes these costs over the life of the debt using the effective interest method. These discounts are presented net of amortization as an offset to the liability. Discount amortization is included in interest expense and totaled $2.4 for the year ended December 31, 2025 and $— for the year ended December 31, 2024.

Common Stock Equivalents

The Company has potential Common Stock equivalents related to its outstanding restricted stock awards and restricted stock units. These potential Common Stock equivalents are not included in diluted loss per share for any period presented in which there is a net loss because the effect would have been anti‑dilutive.

Stock-Based Compensation

The Company accounts for share-based compensation arrangements in accordance with the provisions of FASB ASC Topic 718, Stock Compensation whereby share-based compensation cost is measured on the date of grant, based on the calculated fair value of the award and recognized as selling, general and administrative expenses in the consolidated statement of operations over the requisite service period. Compensation cost recognized during the years ended December 31, 2025 and December 31, 2024 primarily related to grants of restricted stock and restricted stock units granted or approved by the Board’s compensation committee (the “Compensation Committee”). See Note 11 - Equity and Stock-Based Compensation for additional information related to stock-based compensation.

Concentration of Risk

The Company provides products and services to energy industry customers who focus on developing and producing oil and gas onshore in North America. The Company’s management performs ongoing credit evaluations on the financial condition of all of its customers and maintains allowances for uncollectible accounts receivable based on expected collectability. Credit losses have historically been within management’s expectations and the provisions established, see "Accounts Receivable, Net" above.

Significant customers change from year to year depending on the level of E&P activity and the use of the Company’s services. During the years ended December 31, 2025 and December 31, 2024, no single customer accounted for more than 10% of the Company’s revenues.

NOTE 2 - Recent Accounting Pronouncements

Recently Adopted Accounting Standard Updates

In December 2023, FASB issued Accounting Standards Update (“ASU”) 2023-09, Income Taxes (Topic 740). This ASU includes specific requirements for the rate reconciliation, income taxes paid and other tax-related disclosures. The Company adopted ASU 2023-09 on January 1, 2025 using a fully retrospective method of transition. Refer to Note 12 - Income Taxes.

NOTE 3 - Inventories, net

Inventories consisted of the following:

	December 31, 2025	December 31, 2024
Spare parts	$19.3	$20.5
Plugs	9.0	8.0
Consumables	4.6	3.9
Other	1.9	1.8
Subtotal	34.8	34.2
Less: Inventory reserve	(4.1)	(3.2)
Total inventories, net	$30.7	$31.0

Inventories are made up primarily of spare parts, composite and dissolvable plugs, consumables (including thru tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventory reserves were approximately $4.1 and $3.2 as of December 31, 2025 and December 31, 2024, respectively.

Activity in the reserve for inventory accounts during the years ended December 31, 2025 and December 31, 2024 is set forth in the table below:

Reserve for inventory	Balance at beginning of period	Charged to costs and expenses	Deductions (1)	Balance at end of period
December 31, 2025	$3.2	$1.3	$(0.4)	$4.1
December 31, 2024	$4.5	$1.0	$(2.3)	$3.2
(1) Reserve for inventory balances written off during the period, net of recoveries.

NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			December 31, 2025	December 31, 2024
Land, buildings and improvements	1	—	40	$36.1	$36.3
Machinery	1	—	20	299.8	289.0
Equipment and furniture	1	—	15	248.6	243.4
ROU assets - finance leases	1	—	20	84.9	83.9
Total property and equipment				669.4	652.6
Less: Accumulated depreciation				(512.3)	(461.1)
Add: Construction in progress				4.0	5.6
Total property and equipment, net				$161.1	$197.1

Depreciation of assets is computed using the straight-line method over the lesser of the estimated useful lives of the respective assets or the lease term, if shorter. Depreciation expense related to non-leased assets was $74.9 and $69.7 for the years ended December 31, 2025 and December 31, 2024, respectively. Finance lease amortization expense was $20.0 and $24.0 for the years ended December 31, 2025 and December 31, 2024.

Assets Held for Sale

As of December 31, 2025 and December 31, 2024, the Company’s consolidated balance sheet includes assets classified as held for sale of $— and $2.3, respectively.

NOTE 5 - Accrued Liabilities

Accrued liabilities consisted of the following:

	December 31, 2025	December 31, 2024
Accrued compensation and employee benefits	$14.3	$27.9
Accrued property taxes	1.6	1.8
Accrued taxes other than property	2.2	3.5
Other accrued liabilities	7.9	8.1
Total accrued liabilities	$26.0	$41.3

NOTE 6 - Long-Term Debt

Outstanding long-term debt consisted of the following:

	December 31, 2025	December 31, 2024
2025 Senior Notes	$—	$236.3
2030 Senior Notes	244.1	—
Prior ABL Facility	—	50.0
2028 ABL Facility	36.0	—
Total principal outstanding	280.1	286.3
Less: Unamortized debt issuance costs	(6.2)	(1.2)
Less: Unamortized original issue discount	(15.6)	—
Total debt	258.3	285.1
Less: Current portion of long-term debt	4.4	—
Long-term debt	$253.9	$285.1
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

The 2030 Senior Notes are fully and unconditionally guaranteed by each of the Company’s current subsidiaries. The 2030 Senior Notes will also be guaranteed by each of the Company’s future subsidiaries that guarantee the Company’s indebtedness or indebtedness of guarantors, including under the 2028 ABL Facility and such subsidiaries that become guarantors in the future will also pledge their collateral in support of such guarantees. These guarantees are senior secured obligations of the guarantors secured by a first priority security interest on substantially all of the guarantors’ assets (other than collateral securing the 2028 ABL Facility on a first priority basis) and a second priority security interest on the guarantors’ assets which secure the 2028 ABL Facility on a first priority basis, subject in each case to certain excluded assets.

The Company is required to redeem the 2030 Senior Notes in an amount equal to 2.00% per annum of all 2030 Senior Notes outstanding as of the prior applicable Interest Payment Date (as defined in the 2030 Senior Notes Indenture) on the last business day of each of March, June, September and December.

Additionally, upon certain changes of control, consummation of certain asset sales and other events, the Company will be required to repurchase the 2030 Senior Notes at the applicable redemption prices.

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ending March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period. As of December 31, 2025, the Company was in compliance with its debt covenants under the 2030 Senior Notes.

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
As of December 31, 2025, the principal amount outstanding under the 2030 Senior Notes was $244.1. On a net basis, after taking into consideration unamortized debt issuance costs and original issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of December 31, 2025 was $222.3. The effective interest rate under the 2030 Senior Notes was approximately 12.3% on December 31, 2025. Accrued interest related to the 2030 Senior Notes was $— as of December 31, 2025.
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

ABL Facilities

2028 ABL Facility

On March 7, 2025, the Company also entered into a Credit Agreement, dated as of March 7, 2025 (the “2028 ABL Facility”), with the Company, as borrower, Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto. The 2028 ABL Facility is comprised of an asset-based revolving credit facility with a $125.0 commitment (the “Revolving Facility”), a first-in-last-out asset-based credit facility with a $10.0 commitment (the “FILO Facility”), and a committed incremental loan option under the Revolving Facility with a $25.0 commitment (the “Incremental Revolving Loans”). The availability of the Incremental Revolving Loans are subject to usual and customary conditions to effectiveness, including, for example, the Company electing to utilize such Incremental Revolving Loans by a date certain and the payment of required fees. Borrowings under the Revolving Facility (including, to the extent incurred, the Incremental Revolving Loans) bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 4.625%. Borrowings under the FILO Facility bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 6.00%. The applicable margin under the Revolving Facility is subject to a 0.125% reduction and the applicable margin under the FILO Facility is subject to a 0.50% reduction, in each case upon the repayment in full of a $5.0 over-advance provided on the initial funding date under the Revolving Facility. The 2028 ABL Facility is secured by, among other things, a first priority lien on accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

The initial funding under the 2028 ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Prior ABL Facility in full. After giving effect to the foregoing, we had approximately $39.9 of available borrowing capacity under the 2028 ABL Facility. Our 2028 ABL Facility matures on March 7, 2028.

The 2028 ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.0 to 1.0 if availability under the Revolving Facility falls below $7.0.

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of December 31, 2025, the Company was in compliance with its debt covenants under the 2028 ABL Facility.
As of December 31, 2025, the borrowings outstanding under the 2028 ABL Facility were $36.0. The effective interest rate under the 2028 ABL Facility was approximately 8.61% on December 31, 2025. Accrued interest related to the 2028 ABL Facility was $0.4 as of December 31, 2025.
We have funds available under the 2028 ABL Facility of $50.6 on the December 2025 borrowing base certificate, which includes the undrawn availability on the FILO Facility.
Prior ABL Facility

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the 2028 ABL Facility and the commitments thereunder terminated. As of December 31, 2024, $50.0 was outstanding under the Prior ABL Facility and the effective interest rate under the Prior ABL Facility was approximately 7.44%.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the 2028 ABL Facility were $6.9 at December 31, 2025. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

As of December 31, 2025, the Company had $1.9 of outstanding short-term indebtedness related to the financing of various insurance premiums at a weighted average interest rate of approximately 6.77%.

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

The components of lease expense were as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Operating lease fixed cost	$8.4	$9.2
Finance lease fixed cost	20.0	24.0
Interest on finance lease liabilities	3.7	4.8
Lease variable cost	5.2	5.5
Total lease cost	$37.3	$43.5

Supplemental cash flow information related to leases was as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows for operating leases	$8.8	$8.7
Operating cash flows for finance leases	3.6	4.8
Financing cash flows for finance leases	19.9	21.6

ROU assets obtained in exchange for lease obligations:
Operating leases	$9.4	$4.9
Finance leases	20.7	3.9

Supplemental balance sheet information related to leases was as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Operating Leases
Operating lease assets	$22.3	$19.6

Current portion of operating lease liabilities	$7.1	$6.9
Long-term operating lease liabilities	15.9	13.5
Total operating lease liabilities	$23.0	$20.4

Finance Leases
Property and equipment, net	$34.8	$38.9
Total finance lease assets	$34.8	$38.9

Current portion of finance lease liabilities	$19.6	$13.0
Long-term finance lease liabilities	17.4	26.4
Total finance lease liabilities	$37.0	$39.4

Weighted Average Remaining Lease Term
Operating leases (in years)	4.4	3.1
Finance leases (in years)	2.9	2.2

Weighted Average Discount Rate
Operating leases	11.8%	9.0%
Finance leases	12.5%	10.3%

Maturities of lease liabilities were as follows:

Years ending December 31,	Operating Leases	Finance Leases
2026	$9.4	$22.8
2027	7.2	7.9
2028	4.5	6.5
2029	2.6	5.2
2030	1.7	1.4
Thereafter	5.4	—
Total lease payments	30.8	43.8
Less: imputed interest	(7.8)	(6.8)
Total	$23.0	$37.0

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $36.0 debt outstanding under the 2028 ABL Facility as of December 31, 2025 and $50.0 debt outstanding under the Prior ABL Facility as of December 31, 2024. The fair value of each the 2028 ABL Facility and the Prior ABL Facility approximates each of their respective carrying values as of year-end.

The following tables present the placement in the fair value hierarchy of the 2025 Senior Notes, based on market prices for publicly traded debt, as of December 31, 2025 and December 31, 2024:

		Fair value measurements at reporting date using
	December 31, 2025	Level 1	Level 2	Level 3
2030 Senior Notes	$246.0	$—	$—	$246.0
Total Senior Notes	$246.0	$—	$—	$246.0

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
2025 Senior Notes	$231.2	$—	$231.2	$—
Total Senior Notes	$231.2	$—	$231.2	$—

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4, based on sales contracts and comparative price quotes, as of December 31, 2025 and December 31, 2024:

Fair value measurements at reporting date using
	December 31, 2025	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$—	$—	$—
Total Assets Held for Sale	$—	$—	$—	$—

		Fair value measurements at reporting date using
	December 31, 2024	Level 1	Level 2	Level 3
Assets Held for Sale	$2.3	$—	$2.3	$—
Total Assets Held for Sale	$2.3	$—	$2.3	$—

During the years ended December 31, 2025 and December 31, 2024, there was $0.2 and no before-tax loss related to Assets Held for Sale, respectively.

NOTE 9 - Commitments, Contingencies and Off-Balance Sheet Arrangements

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

Litigation

The Company is at times either a plaintiff or a defendant in various legal actions arising in the normal course of business, the outcomes of which, in the opinion of management, neither individually nor in the aggregate are likely to result in a material adverse effect on the Company’s consolidated financial statements, except as otherwise noted in Item 3 Legal Proceedings.

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

NOTE 10 - Employee Retirement Plans

The Company sponsors a qualified, defined contribution savings and investment plan, covering substantially all employees. The KLX Energy Services Holdings, Inc. Retirement Plan (“401(k) Plan”) was established pursuant to Section 401(k) of the Internal Revenue Code. Under the terms of this plan, covered employees may contribute up to 100% of their annual compensation, limited to certain statutory maximum contributions. Participants would vest in discretionary matching contributions in an amount equal to 50% of the first 6% of an employee’s eligible compensation that is contributed to the 401(k) Plan based on a 3-year vesting schedule. Total expense for the Plan was $3.2 and $3.4 for the years ended December 31, 2025 and December 31, 2024, respectively.

NOTE 11 - Equity and Stock-Based Compensation

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) the Company’s Common Stock, par value $0.01 per share, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.8 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company’s election not to deliver a placement notice.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-271182) filed with the SEC on April 7, 2023 and declared effective on April 19, 2023 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement, as amended to date, may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. As of the filing of this Annual Report, the Company is subject to the General Instruction I.B.6 to Form S-3, known as the “baby shelf” rule, which limits the amount of securities we can sell under the Registration Statement in any 12-month period.

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

The Company has used and plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company's then-outstanding indebtedness and funding acquisitions, capital expenditures and working capital.

During the three and twelve months ended December 31, 2025, the Company sold — and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of $— and $0.6, respectively, and incurred legal and administrative fees of $— and $0.3, respectively. During the three and twelve months ended December 31, 2024, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.3 and $0.5, respectively.

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

Stock-based compensation cost recognized during the years ended December 31, 2025 and December 31, 2024 related to grants of restricted stock granted by or approved by the Compensation Committee. Stock-based compensation was $2.6 and $3.9 for the years ended December 31, 2025 and December 31, 2024, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $3.0 at December 31, 2025 and $3.9 at December 31, 2024.

The following table summarizes shares of restricted stock awards that were granted, vested, forfeited and outstanding:

	Year Ended
	December 31, 2025			December 31, 2024
	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)	Number of Shares (in thousands)	Weighted Average Grant Date Fair Value per Share	Weighted Average Remaining vesting Period (in years)
Outstanding, beginning of period	721	$9.98	1.42	550	$11.81	1.20
Shares granted	436	5.12		441	9.26
Shares vested	(410)	10.66		(249)	12.35
Shares forfeited	(41)	6.49		(21)	9.44
Outstanding, end of period	706	$6.88	1.56	721	$9.98	1.42
.
NOTE 12 - Income Taxes

The Company is subject to taxation only in the United States and various U.S. states.

	Year Ended
	December 31, 2025	December 31, 2024
Net loss before income tax	$(76.3)	$(52.4)

Income tax expense consisted of the following:

	Year Ended
	December 31, 2025	December 31, 2024
Current:
Federal	$—	$(0.3)
State	0.5	0.9
Total current income tax expense	$0.5	$0.6
Deferred:
Federal	$—	$—
State	0.3	—
Total deferred income tax expense	0.3	—
Total income tax expense	$0.8	$0.6

A reconciliation of income tax expense using the federal statutory income tax rate of 21% to the actual income tax consists of the following:

	Year Ended
	December 31, 2025		December 31, 2024
	Amount	Percent	Amount	Percent
Income tax (benefit) expense at statutory rate	$(16.0)	21.0%	$(11.0)	21.0%
State income taxes, net of federal tax benefit(1)	0.6	(0.8)%	0.7	(1.3)%
Valuation allowance	14.2	(18.6)%	9.5	(18.1)%

Nontaxable or nondeductible items
Stock based compensation	0.5	(0.7)%	0.1	(0.2)%
Meals and entertainment	1.1	(1.4)%	1.3	(2.5)%
Officer compensation	0.3	(0.4)%	0.3	(0.6)%
Other	0.1	(0.1)%	—	—%
Other
Adjustments to prior year tax accruals	—	—%	(0.3)	0.6%
Total income tax expense and effective tax rate	$0.8	(1.0)%	$0.6	(1.1)%
(1) State taxes in Texas made up the majority (greater than 50%) of the tax effect in this category.

Income tax expense was $0.8 for the year ended December 31, 2025, which reflects an effective tax rate of approximately (1.0)%. For the fiscal year ended December 31, 2025, the Company recognized current state tax expense of $0.5 on its year-to-date income, plus deferred state tax expense of $0.3, primarily related to Texas franchise tax. For the fiscal year ended December 31, 2024, the Company recognized current state tax expense of $0.9 on its year-to-date income, primarily related to Texas franchise tax, less a federal tax adjustment of ($0.3) to the prior year accrual, which reflects an effective tax rate of approximately (1.1)%.

The tax effects of temporary differences and carryforwards that give rise to deferred income tax assets and liabilities consisted of the following:

	Year Ended
	December 31, 2025	December 31, 2024
Deferred tax assets:
Intangible assets	$41.1	$57.6
Net operating loss carryforward	225.2	195.0
Operating lease liabilities	5.4	4.8
Interest expense limitation	27.8	23.3
Other	5.0	6.8
	304.5	287.5
Deferred tax liabilities:
Operating lease assets	(5.3)	(4.6)
Depreciation	(17.1)	(16.4)
Other	(2.0)	(1.2)
	(24.4)	(22.2)
Net deferred tax asset before valuation allowance	$280.1	$265.3
Valuation allowance	(280.3)	(265.2)
Net deferred tax asset (liability)	$(0.2)	$0.1

The Company assesses the available positive and negative evidence to estimate whether sufficient future taxable income will be generated to permit use of the existing deferred tax assets. A significant piece of objective negative evidence evaluated was the cumulative loss that existed for the three-year period ended December 31, 2025. Such objective evidence limits the ability to consider other subjective evidence, such as our projections for future growth.

On the basis of this evaluation, as of December 31, 2025 and December 31, 2024, a valuation allowance of $280.3 and $265.2 has been recorded, respectively, to recognize only the portion of the deferred tax assets that are more likely than not to be realized. The amount of the deferred tax assets considered realizable, however, could be adjusted if additional objectively verifiable positive evidence materializes in future reporting periods, such as a demonstrated operating profitability. The change in the valuation allowance from December 31, 2024 was a net increase of $15.1, which is primarily due to the current year operating loss. The valuation allowance recorded is exclusive of the deferred tax liability $0.2 relating to the Texas franchise tax.

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

The Company has U.S. federal net operating loss carryforwards of $972.9 and $840.2, for the fiscal years ended December 31, 2025 and December 31, 2024, respectively. Of these net operating losses, $763.2 is subject to an IRC Section 382 limitation, excluding $12.1 that will expire between 2029 and 2037 that the Company believes will not be utilized. The Company also has state net operating loss carryforwards of $312.4 for the fiscal year ended December 31, 2025, and $269.3 for the fiscal year ended December 31, 2024, which begin to expire for tax years ending in 2028. The Company's ability to utilize the state net operating loss carryforwards may be limited according to state law and conformity to the IRC Section 382 limitation.

The Company recognizes the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based not only on the technical merits of the tax position based on tax law, but also the past administrative practices and precedents of the taxing authority. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate resolution. The Company had no unrecognized tax benefits for the years ended December 31, 2025 and December 31, 2024.

The Company is subject to taxation in the United States and various states. Tax years that remain subject to examinations by major tax jurisdictions are generally open for tax years beginning in 2021 and after.

Income taxes paid, net of refunds received, consisted of the following:

	Year Ended
	December 31, 2025	December 31, 2024

Federal	$—	$2.2
State
Texas	0.8	1.0
Colorado	0.1	—
Other	0.1	0.1
Total State	1.0	1.1
Total income taxes paid, net	$1.0	$3.3

NOTE 13 - Segment Reporting

The Company is organized on a geographic basis. The Company’s reportable segments, which are also its operating segments, are comprised of the Southwest Region (the Permian Basin and the Eagle Ford Shale), the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The Company’s segments report operating results and capital or acquisition funding requests to the Chief Operating Decision Maker (“CODM”), the Chief Executive Officer. The CODM evaluates each segment’s performance based on segment operating income (loss) relative to budget and historical results. These evaluations are used to allocate resources and determine capital expenditures and management compensation for each segment. Accordingly, the Company has three reportable segments.

The following tables present revenues, significant expenses and operating income (loss) by reportable segment:

	Year Ended
	December 31, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$199.2	$232.5	$206.3	$(1.4)	$636.6
Less
Cost of sales	154.2	188.1	157.5	(1.4)
Depreciation and amortization	25.5	33.4	34.1
Selling, general and administrative(1)	7.5	12.1	6.0
Other segment items	6.3	2.4	5.1
Segment operating income (loss)	$5.7	$(3.5)	$3.6	$—	$5.8
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(36.1)
Interest income					0.4
Interest expense					(45.2)
Loss on debt extinguishment					(1.2)
Loss before income tax					$(76.3)

(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the twelve months ended December 31, 2025, these consist of $3.2 of cost of sales, $2.3 of depreciation and amortization, $28.9 of selling, general and administrative, and $1.7 of other segment items.

	Year Ended
	December 31, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$229.1	$270.7	$211.6	$(2.1)	$709.3
Less
Cost of sales	164.6	218.4	164.9	(2.1)
Depreciation and amortization	27.3	30.8	34.1
Selling, general and administrative(1)	7.7	12.7	6.6
Other segment items	5.9	4.8	3.8
Segment operating income	$23.6	$4.0	$2.2	$—	$29.8
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(45.3)
Interest income					2.5
Interest expense					(39.4)
Loss before income tax					$(52.4)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

(2) For the twelve months ended December 31, 2024, these consist of $4.0 of cost of sales, $1.8 of depreciation and amortization, $38.0 of selling, general and administrative, and $1.5 of other segment items.

Other segment items include research and development costs, allocations and other expenses.

The following tables present revenues by service offering by reportable segment:

	Year Ended
	December 31, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$23.0	$43.8	$45.5	$(1.4)	$110.9
Completion	107.6	121.9	127.0		356.5
Production	50.3	41.7	15.3		107.3
Intervention	18.3	25.1	18.5		61.9
Total revenues	$199.2	$232.5	$206.3	$(1.4)	$636.6

	December 31, 2024
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$24.6	$76.3	$57.3	$(2.1)	$156.1
Completion	123.8	125.6	123.3		372.7
Production	58.2	37.9	14.6		110.7
Intervention	22.5	30.9	16.4		69.8
Total revenues	$229.1	$270.7	$211.6	$(2.1)	$709.3

The following table presents total assets by segment:

	December 31, 2025	December 31, 2024
Rocky Mountains	$103.0	$114.0
Southwest	139.2	152.3
Northeast/Mid-Con	92.4	98.4
Total	334.6	364.7
Unallocated corporate assets	5.7	91.6
Total assets	$340.3	$456.3

The following table presents capital expenditures by reportable segment:

	Year Ended
	December 31, 2025	December 31, 2024
Rocky Mountains	$9.7	$14.5
Southwest	15.7	24.1
Northeast/Mid-Con	23.1	26.1
Unallocated corporate capital expenditures	0.6	0.4
Total capital expenditures	$49.1	$65.1

NOTE 14 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, excluding unvested restricted shares when their inclusion would be anti-dilutive. For the years ended December 31, 2025 and December 31, 2024, we excluded 0.7 and 0.4 million shares of the Company’s Common Stock, respectively. The computations of basic and diluted net loss per share for the years ended December 31, 2025 and December 31, 2024 are as follows:

	Year Ended
	December 31, 2025	December 31, 2024
Net loss	$(77.1)	$(53.0)
(Shares in millions)
Basic weighted average common shares	18.7	16.2
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	18.7	16.2

Basic net loss per common share	$(4.12)	$(3.27)
Diluted net loss per common share	$(4.12)	$(3.27)

NOTE 15 - Related Party Transactions

Stuart Porter, a greater than 5% passive shareholder of the company, is the Senior Partner of Trace Capital. From time to time and in the ordinary course of business and at arms-length, certain Trace Capital portfolio companies engage us as service providers. The revenue associated with these related party transactions was $11.6 for the year ended December 31, 2025 and the related accounts receivable balance was $3.9 as of December 31, 2025.

NOTE 16 - Subsequent Events

Subsequent events have been evaluated through the date of issuance of these financial statements, and there have been no events subsequent to December 31, 2025, other than those items disclosed below, that would require additional adjustments to our disclosure in our financial statements during the period.

On March 6, 2026, the requisite holders agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility. There is no certainty that, following the First Amendment to the Indenture, we will continue being able to comply with our covenants or that we will be able to obtain future amendments in the event we are unable to comply with our covenants.

In connection with our entry into the First Amendment to the Indenture, on March 6, 2026, we issued Warrants to our noteholders, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment, pursuant to Section 4(a)(2) of the Securities Act. Under the warrant agreements governing the Warrants, the Company undertakes to file a registration statement with SEC with respect to the shares of Common Stock underlying the Warrants within 90 days of their issuance, providing for registered resale pursuant thereto.

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

In connection with the preparation of this Annual Report for the year ended December 31, 2025, we carried out an evaluation, under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness, as of December 31, 2025, of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) of the Exchange Act). Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of December 31, 2025.

Changes in Internal Control over Financial Reporting

There were no changes to our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the quarter ended December 31, 2025 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

The Company’s management, including our principal executive officer and principal financial officer, assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2025. In making the assessment, the Company’s management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in Internal Control – Integrated Framework (2013). Based on its assessment, management believes that, as of December 31, 2025, the Company’s internal control over financial reporting is effective.

ITEM 9B.	OTHER INFORMATION
(a) Form 8-K Information. The Company has elected to make the following disclosures in this Annual Report instead of in a Current Report on Form 8-K.

Item 1.01. Entry into a Material Definitive Agreement.

Warrant Purchase Agreement

On March 6, 2026, the Company entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with certain holders of the 2030 Notes (the “2030 Noteholders”), pursuant to which the Company agreed to issue and sell Warrants to such Holders entitling the holders thereof to purchase, in the aggregate, up to 803,712 shares of Common Stock, based on their pro rata ownership of principal amount of the 2030 Senior Notes, in consideration of such holders consenting to the 2030 Senior Notes Indenture Amendment. The Warrants were issued on March 6 and March 11, 2026, and expire 5 years from their respective date of issuance.

The agreement governing the Warrants stipulates that the Company will file a registration statement with the SEC with respect to the shares of Common Stock underlying the Warrants. The Warrants will be exercisable immediately, and in lieu of exercising such Warrant, the holders thereof may convert their Warrants, in whole or in part, into the number of the shares of Common Stock underlying the Warrants pursuant to the terms of the Warrants prior to the expiration date.

The Warrant Purchase Agreement contains customary representations, warranties and covenants of the Company and the 2030 Noteholders. Upon Closing, the Company has agreed to reimburse certain of the 2030 Noteholders for certain expenses.

2030 Senior Notes Indenture Agreement

On March 6, 2026, the requisite holders agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility.

Item 3.02. Unregistered Sales of Equity Securities.

The information provided under Item 1.01 above is incorporated by reference into this Item 3.02. The issuance of the Warrants, entitling the holders thereof to purchase, in the aggregate, up to 803,712 shares of Common Stock, will not be registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) thereof as a transaction not involving any public offering.

ITEM 9C.	DISCLOSURE REGARDING FOREIGN JURISDICTIONS THAT PREVENT INSPECTION
None.
PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Our Executive Officers

The following table sets forth information regarding our executive officers:

Officer	Age	Biography
Christopher J. Baker, President, Chief Executive Officer and Director	53	Christopher J. Baker became the President and Chief Executive Officer of KLXE upon completion of the QES Merger in July 2020. Mr. Baker became a Director of KLXE in November 2022. Additionally, since the completion of the QES Merger in July 2020, Mr. Baker has served as: (i) President, Treasurer and Director of Krypton Intermediate, LLC, Krypton Holdco, LLC, and KLX Energy Services Inc.; (ii) President and Director of KLX Energy Services LLC; and (ii) Vice President of KLX Directional Drilling LLC and Centerline Trucking LLC. Since March 2022, Mr. Baker has also served as a director of NorAm Drilling AS. Previously, Mr. Baker served as President and Chief Executive Officer and as a member of the board of directors of QES from August 2019 through July 2020. Mr. Baker previously served as Executive Vice President and Chief Operating Officer of QES from its formation in 2017 until August 2019 and has served in the same role at Quintana Energy Services LP (“QES LP”) from November 2014 to July 2020. Mr. Baker previously served as Managing Director-Oilfield Services of the Quintana private equity funds (“Quintana”), where he was responsible for sourcing, evaluating and executing oilfield service investments, as well as overseeing the growth of and managing and monitoring the activities of Quintana’s oilfield service portfolio companies beginning in 2008. Prior to joining Quintana, Mr. Baker served as an Associate with Citigroup Global Markets Inc.’s (“Citi”) Corporate and Investment Bank where he conducted corporate finance and valuation activities focused on structuring non-investment grade debt transactions in the energy sector. Prior to his time at Citi, Mr. Baker was Vice President of Operations for Theta II Enterprises, Inc. where he focused on project management of complex subsea and inland marine pipeline construction projects. Mr. Baker attended Louisiana State University, where he earned a B.S. in Mechanical Engineering, and Rice University, where he earned an M.B.A. Our Board benefits from Mr. Baker’s extensive industry experience and his familiarity with the Company.

Max L. Bouthillette, Executive Vice President, General Counsel, Chief Compliance Officer and Secretary	57	Max L. Bouthillette became the Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of KLXE upon completion of the QES Merger in July 2020. Additionally, since the completion of the QES Merger in July 2020, Mr. Bouthillette has served as: (i) Vice President, Secretary and Director (or Manager, as applicable) of Krypton Intermediate, LLC, Krypton Holdco, LLC, KLX Energy Services LLC and KLX Energy Services Inc.; and (ii) Vice President and Secretary of KLX Directional Drilling LLC and Centerline Trucking LLC. Previously, Mr. Bouthillette served as Executive Vice President, General Counsel, Chief Compliance Officer and Corporate Secretary of QES since its formation in 2017 through July 2020. Mr. Bouthillette served on QES LP’s board of directors from April 2016 until July 2017 and Mr. Bouthillette served as QES LP’s Executive Vice President, General Counsel, Chief Compliance Officer and Secretary from July 2017 until February 2018. Prior to joining QES, Mr. Bouthillette was with Archer Limited, one of the QES principal stockholders ("Archer”), where he served as Executive Vice President and General Counsel from 2010 to 2017, as President of Archer’s operations in South and North America since 2016 and as a Director of several of its affiliates. Mr. Bouthillette has more than 24 years of legal experience for oilfield services companies, and previously served as Chief Compliance Officer and Deputy General Counsel for BJ Services from 2006 to 2010, as a partner with Baker Hostetler LLP from 2004 to 2006 and with Schlumberger in North America (Litigation Counsel), Asia (OFS Counsel) and Europe (General Counsel Products) from 1998 to 2003. Mr. Bouthillette holds a B.B.A in Accounting from Texas A&M University and a J.D. from the University of Houston Law Center.

Geoffrey C. Stanford, Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer	58	Geoffrey C. Stanford became the Interim Chief Financial Officer on January 7, 2026. He also serves as Senior Vice President and Chief Accounting Officer of the Company, a position he has held since December 2020. Prior to that, Mr. Stanford served as Vice President and Chief Accounting Officer, a position he held from the completion of the Company’s merger with QES in July 2020. He served in that same role at QES from 2018 until the merger in 2020. Before joining QES, Mr. Stanford served as Vice President of Accounting at Amedisys Home Health & Hospice and as Vice President and Chief Accounting Officer at Willbros Construction, where he led corporate accounting initiatives. His career also includes key roles at The Shaw Group and Albemarle Corporation, where he focused on corporate operations and financial management. Mr. Stanford is a licensed Certified Public Accountant. He earned a Master of Business Administration degree from Tulane University and bachelor’s degrees in Accounting and Finance from Louisiana State University.

Our Board of Directors

The following table sets forth information regarding our directors.

Director	Age	Biography
John T. Collins	79
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

Gunnar Eliassen	40	Gunnar Eliassen became a Director of KLXE upon the completion of the QES Merger in July 2020. Previously, Mr. Eliassen served on the QES board of directors from the company’s formation in 2017 through July 2020. Mr. Eliassen served on the board of directors of the general partner of QES LP from January 2017 until July 2020. He currently also serves as a director of Prosafe SE and as chairman of the board of directors of Scana ASA. From 2016 until 2023, Mr. Eliassen was employed by Seatankers Services (UK) LLP, an affiliated company of Geveran Investment Limited and its affiliates, where he was responsible for overseeing and managing various public and private investments. Mr. Eliassen’s past experience includes serving as a director of Seadrill Ltd, Aquadrill LLC, Valaris Ltd, Noram Drilling AS, Northern Drilling Ltd as well as executive roles as Chief Executive Officer of ST Energy Transition I Ltd. and Chief Executive Officer of Northern Drilling. From 2011 through 2015 Mr Eliassen was a Partner at Pareto Securities where he was responsible for execution of public and private capital markets transactions with emphasis on the energy sector. Mr. Eliassen received a Master in Finance from the Norwegian School of Economics. Our Board benefits from Mr. Eliassen’s extensive experience with public and private investments, including investments in the oil and natural gas industry.

Danielle E. Hunter	43
Danielle E. Hunter has been a Director of KLXE since February 2024. Previously, Ms. Hunter served as the President of Berry Corporation, an upstream energy company engaged in the responsible development and production of conventional oil reserves in the Western United States, until its merger with California Resources Corporation (NYSE: CRC) in December 2025. She joined Berry in January 2020 as Executive Vice President, General Counsel and Corporate Secretary, a position she held through her appointment as President effective January 1, 2023. Prior to joining Berry, Ms. Hunter served as Executive Vice President, General Counsel, Corporate Secretary and Chief Risk and Compliance Officer at C&J Energy Services, Inc. (now part of Patterson UTI (Nasdaq: PTEN)), a well construction, completions, and services company, where she provided strategic counsel on a broad range of legal, business and operational matters. She served at C&J from June 2011 through November 2019. From 2007 through 2011, Ms. Hunter practiced corporate law at Vinson & Elkins LLP representing public and private companies in capital markets offerings and mergers and acquisitions, primarily in the oil and natural gas industry. She served as a judicial law clerk to U.S. District Judge Tucker Melancon, U.S. District Court for the Western District of Louisiana, after graduating Magna Cum Laude from Tulane University Law School in 2006.

Thomas P. McCaffrey	71	Thomas P. McCaffrey has served as a member of the Board since May 2020. Mr. McCaffrey served as Chairman of the integration committee of the Board upon completion of the QES Merger until the integration committee was disbanded in December 2020. From May 1, 2020 until July 28, 2020, Mr. McCaffrey served as President and Director of KLX RE Holdings LLC. Mr. McCaffrey previously served as President, Chief Executive Officer and Chief Financial Officer of KLXE, from April 30, 2020 through the completion of the QES Merger. Previously, Mr. McCaffrey served as Senior Vice President and Chief Financial Officer of KLXE from September 2018 until April 30, 2020. Prior to that, Mr. McCaffrey served as President and Chief Operating Officer of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018 and as Senior Vice President and Chief Financial Officer of B/E Aerospace from May 1993 until December 2014. Prior to joining B/E Aerospace, Mr. McCaffrey practiced as a Certified Public Accountant for 17 years with a large international accounting firm and a regional accounting firm based in California. Since 2016, Mr. McCaffrey has served as a member of the Board of Trustees of Palm Beach Atlantic University and currently serves as Chairman of the Board. Previously, he served as a member of various committees. Our Board benefits from Mr. McCaffrey’s extensive leadership experience, thorough knowledge of the Company’s business and industry, and strategic planning experience.

Corbin J. Robertson, Jr.	78	Corbin J. Robertson, Jr. became a Director upon the completion of the QES Merger in July 2020. Previously, Mr. Robertson served as Chairman of the QES board of directors since the company’s formation in 2017 through July 2020. Mr. Robertson has served as Chairman of the board of directors of the general partner of QES LP since the board was established. Mr. Robertson has also served as Chief Executive Officer and Chairman of the board of directors of GP Natural Resource Partners LLC since 2002. He has served as the Chief Executive Officer and Chairman of the board of directors of the general partners of Western Pocahontas Properties Limited Partnership since 1986, Great Northern Properties Limited Partnership since 1992, Quintana Minerals Corporation since 1978 and as Chairman of the board of directors of New Gauley Coal Corporation since 1986. He also serves as a Principal with Quintana Capital Group, L.P., Chairman of the board of the Cullen Trust for Higher Education and on the boards of the American Petroleum Institute, the National Petroleum Council, Baylor College of Medicine and the World Health and Golf Association. In 2006, Mr. Robertson was inducted into the Texas Business Hall of Fame. Mr. Robertson attended the University of Texas at Austin where he earned a B.B.A. from the Business Honors Program. Our Board benefits from Mr. Robertson’s extensive industry experience, his extensive experience with oil and gas investments and his board service for several companies in the oil and natural gas industry.

John T. Whates, Esq.	78	John T. Whates, Esq. has served as a member of the Board since September 2018. He served on the board of directors of KLX Inc. from December 2014 until its sale to The Boeing Company in October 2018. Mr. Whates has been an independent tax advisor and involved in venture capital and private investing since 2005. He is a member of the board of directors of Dynamic Healthcare Systems, Inc., was a member of the board of directors of Rockwell Collins from April 2017 until February 2018 and was the Chairman of the compensation committee of B/E Aerospace until its sale to Rockwell Collins in April 2017. From 1994 to 2011, Mr. Whates was a tax and financial advisor to B/E Aerospace, providing business and tax advice on essentially all of its significant strategic acquisitions. Previously, Mr. Whates was a tax partner in several of the largest public accounting firms, most recently leading the High Technology Group Tax Practice of Deloitte LLP in Orange County, California. He has extensive experience working with aerospace and other public companies in the fields of tax, equity financing and mergers and acquisitions. Mr. Whates is an attorney licensed to practice in California and was an Adjunct Professor of Taxation at Golden Gate University. Our Board benefits from Mr. Whates’s extensive experience, multi-dimensional educational background, thorough knowledge of the Company’s business and industry and financial expertise.

Code of Business Conduct

Our Board has adopted a code of business conduct that applies to all our directors, officers and employees worldwide, including our principal executive officer, principal financial officer, controller, treasurer and all other employees performing a similar function. We maintain a copy of our code of business conduct, including any amendments thereto and any waivers applicable to any of our directors and officers, on our website at https://investor.klx.com.

The remaining information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 11.	EXECUTIVE COMPENSATION

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED PARTY TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2025.

ITEM 14.	PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this item is incorporated by reference to our definitive proxy statement for our 2026 Annual Meeting of Stockholders pursuant to Regulation 14A under the Exchange Act, which we expect to file with the SEC within 120 days after the close of the year ended December 31, 2025.

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

1.1.2
Amendment No. 2 to Equity Distribution Agreement, dated March 14, 2025, by and between the Company and Piper Sandler & Co. (incorporated by reference to Exhibit 1.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on March 14, 2025, File No. 001-38609).

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

4.4*	First Amendment to Indenture, dated March 6, 2026, by and among KLX Energy Services Holdings, Inc. the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee.
4.5	Form of Senior Secured Floating Rate Cash / PIK Notes due 2030 (included in Exhibit 4.3).
4.6	Form of Warrant Agreement (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K, filed on March 12, 2025, File No. 001-38609).
4.7
Description of Securities registered pursuant to Section 12 of the Exchange Act (incorporated by reference to Exhibit 4.3 of the Company’s Annual Report on Form 10-K, filed on April 28, 2021, File No. 001-38609).

10.1†
KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of December 2, 2020) (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K, filed on February 16, 2021, File No. 001-38609).

10.1.1†
Second Amended and Restated KLX Energy Services Holdings, Inc. Long-Term Incentive Plan (Amended and Restated as of March 8, 2023) (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.'s Current Report on Form 8-K, filed on May 15, 2023, File No. 001-38609).

10.2†
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

10.6†
KLX Energy Services Holdings, Inc. Non-Employee Directors Stock and Deferred Compensation Plan (incorporated by reference to Exhibit 4.5 to the Company’s Registration Statement on Form S-8, filed on September 13, 2018, File No. 333-227321).

10.7†
KLX Energy Services Holdings, Inc. 2018 Deferred Compensation Plan (incorporated by reference to Exhibit 4.1 to the Company’s Registration Statement on Form S-8, filed on September 13, 2018, File No. 333-227327).

10.8†
Medical Care Reimbursement Plan for Executives of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.11 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.9†
KLX Energy Services Holdings, Inc. Executive Retiree Medical and Dental Plan (incorporated by reference to Exhibit 10.12 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.10
Guaranty, dated September 14, 2018, of KLX Energy Services LLC and KLX RE Holdings LLC (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K, filed on September 19, 2018, File No. 001-38609).

10.11†
Separation and Mutual Release, dated as of April 19, 2020, between Amin J. Khoury and KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 10.15 to the Company’s Registration Statement on Form S-4, filed on June 2, 2020, File No. 333-238870).

10.12†
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

10.16†
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

10.20†
Independent Contractor Services Agreement, dated as of July 28, 2020, by and between KLX Energy Services LLC and Heather Floyd (incorporated by reference to Exhibit 10.7 to the Company’s Current Report on Form 8-K (File No. 001-38609) filed with the SEC on July 28, 2020).

10.21¥
Registration Rights Agreement and Lock-Up Agreement, dated March 8, 2023, between KLX Energy Services Holdings, Inc. and Greene’s Holding Corporation (incorporated by reference to Exhibit 10.23 of the Company’s Annual Report on Form 10-K, filed on March 9, 2023, File No. 001-38609).

10.22
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

10.23
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

10.25†
Quintana Energy Services Inc. 2018 Long Term Incentive Plan (incorporated by reference to Exhibit 10.1 of Quintana Energy Services Inc.’s Current Report on Form 8-K, filed on February 14, 2018, File No. 001-38383).

10.26†
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

10.28†
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

10.34
Securities Purchase Agreement, dated as of March 7, 2025, by and among KLX Energy Services Holdings, Inc., the subsidiary guarantors party thereto, and the holders of Existing Notes party thereto (incorporated by reference to Exhibit 10.1 of the Company’s Current Report on Form 8-K, filed on March 7, 2025, File No. 001-38609).

10.35¥
Credit Agreement, dated as of March 7, 2025, by and among KLX Energy Services Holdings, Inc., Eclipse Business Capital LLC, as administrative agent, as collateral agent and as FILO administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Company’s Current Report on Form 8-K, filed on March 7, 2025, File No. 001-38609).

19.1	KLX Energy Services Holdings, Inc. Insider Trading Policy (incorporated by reference to Exhibit 19.1 of the Company’s Annual Report on Form 10-K, filed on March 13, 2025, File No. 001-38609).
21.1	List of subsidiaries of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 21.1 of the Company’s Annual Report on Form 10-K, filed on March 13, 2025, File No. 001-38609).
23.1*	Consent of Independent Registered Public Accounting Firm – Deloitte & Touche LLP.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
97.1†
KLX Energy Services Holdings, Inc. Executive Officer Incentive Compensation Clawback Policy (incorporated by reference to Exhibit 97.1 of the Company’s Annual Report on Form 10-K, filed on March 8, 2024, File No. 001-38609).

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

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director
Date:	March 12, 2026

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities indicated on March 12, 2026.

Signature

/s/ Christopher J. Baker	President, Chief Executive Officer and Director (Principal Executive Officer)
Christopher J. Baker

/s/ Geoffrey C. Stanford	Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer (Principal Financial and Accounting Officer)
Geoffrey C. Stanford

/s/ John T. Whates	Director and Chairman of the Audit Committee
John T. Whates

/s/ Gunnar Eliassen	Director and Chairman of the Nominating and Corporate Governance Committee
Gunnar Eliassen

/s/ Corbin J. Robertson, Jr.	Chairman of the Board of Directors
Corbin J. Robertson, Jr.

/s/ John T. Collins	Director
John T. Collins

/s/ Danielle E. Hunter	Director and Chairman of the Compensation Committee
Danielle E. Hunter

/s/ Thomas P. McCaffrey	Director
Thomas P. McCaffrey