Form 10-Q
period 2026-03-31
KLX Energy Services Holdings, Inc.
filed 2026-05-13
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended March 31, 2026

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

The registrant has one class of common stock, $0.01 par value, of which 19,911,759 shares were outstanding as of April 30, 2026.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	March 31, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5.6	$5.7
Accounts receivable–trade, net of allowance for credit losses of $1.5 and $1.7	107.3	102.7
Inventories, net	31.9	30.7
Prepaid expenses and other current assets	9.3	10.8
Total current assets	154.1	149.9
Property and equipment, net	149.0	161.1
Operating lease assets	21.6	22.3
Intangible assets, net	1.0	1.1
Other assets	5.8	5.9
Total assets	$331.5	$340.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$69.7	$68.7
Accrued interest	0.4	0.4
Accrued liabilities	24.4	26.0
Current portion of long-term debt	4.5	4.4
Current portion of operating lease liabilities	7.4	7.1
Current portion of finance lease liabilities	16.6	19.6
Total current liabilities	123.0	126.2
Long-term debt	271.3	253.9
Long-term operating lease liabilities	14.7	15.9
Long-term finance lease liabilities	17.8	17.4
Other non-current liabilities	0.8	1.1
Commitments, contingencies and off-balance sheet arrangements (Note 6)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 20.5 and 18.9 issued	0.2	0.2
Additional paid-in capital	573.6	571.3
Treasury stock, at cost, 0.6 shares and 0.5 shares	(6.4)	(6.2)
Accumulated deficit	(663.5)	(639.5)
Total stockholders’ deficit	(96.1)	(74.2)
Total liabilities and stockholders’ deficit	$331.5	$340.3
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Revenues	$144.7	$154.0
Costs and expenses:
Cost of sales	119.1	123.8
Depreciation and amortization	21.9	24.7
Selling, general and administrative	15.4	21.6
Research and development costs	0.4	0.4
Operating loss	(12.1)	(16.5)
Non-operating expense:
Interest income	(0.0)	(0.3)
Interest expense	11.7	10.3
Loss on debt extinguishment	—	1.2
Net loss before income tax	(23.8)	(27.7)
Income tax expense	0.2	0.2
Net loss	$(24.0)	$(27.9)

Net loss per share-basic	$(1.23)	$(1.62)
Net loss per share-diluted	$(1.23)	$(1.62)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Three Months Ended March 31, 2026 and March 31, 2025
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	18.9	$0.2	$571.3	$(6.2)	$(639.5)	$(74.2)
Restricted stock, net of forfeitures	(0.1)	0.0	0.3	—	—	0.3
Purchase of treasury stock	—	—	—	(0.2)	—	(0.2)
Issuance of common stock, net of cost	0.4	0.0	—	—	—	—
Issuance of warrants	—	—	2.0	—	—	2.0
Exercise of warrants	1.3	0.0	—	—	—	—
Net loss	—	—	—	—	(24.0)	(24.0)
Balance at March 31, 2026	20.5	$0.2	$573.6	$(6.4)	$(663.5)	$(96.1)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.4)	—	(0.4)
Issuance of common stock, net of cost	0.6	0.0	0.4	—	—	0.4
Issuance of warrants	—	—	11.0	—	—	11.0
Net loss	—	—	—	—	(27.9)	(27.9)
Balance at March 31, 2025	18.1	$0.2	$569.7	$(6.2)	$(590.3)	$(26.6)
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash flows from operating activities:
Net loss	$(24.0)	$(27.9)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	21.9	24.7
Non-cash compensation	0.3	0.8
Amortization of deferred financing fees	1.3	0.5
Provision for inventory reserve	0.2	0.5
Change in allowance for credit losses	(0.2)	—
Gain on disposal of property, equipment and other	(2.5)	(2.7)
Non-cash interest expense	6.8	—
Loss on debt extinguishment	—	1.2
Other	0.1	0.1
Changes in operating assets and liabilities:
Accounts receivable	(4.4)	(5.8)
Inventories	(1.4)	(1.4)
Prepaid expenses and other current and non-current assets	2.0	3.4
Accounts payable	2.1	(14.5)
Other current and non-current liabilities	(1.9)	(16.5)
Net cash flows provided by (used in) operating activities	0.3	(37.6)
Cash flows from investing activities:
Purchases of property and equipment	(8.7)	(15.0)
Proceeds from sale of property and equipment	3.4	4.8
Net cash flows used in investing activities	(5.3)	(10.2)
Cash flows from financing activities:
Borrowings under 2028 ABL Facility	49.0	55.0
Repayments on Prior ABL Facility	—	(50.0)
Repayments on 2028 ABL Facility	(36.0)	—
Proceeds from issuance of 2030 Senior Notes and warrants	—	225.2
Repayment of 2025 Senior Notes	—	(236.3)
Mandatory redemption on 2030 Senior Notes	(1.2)	(1.2)
Payments on finance lease obligations	(5.3)	(4.2)
Payments of debt issuance costs	—	(8.3)
Change in financed payables	(1.4)	(1.4)
Other	(0.2)	0.1
Net cash flows provided by (used in) financing activities	4.9	(21.1)
Net change in cash and cash equivalents	(0.1)	(68.9)
Cash and cash equivalents, beginning of period	5.7	91.6
Cash and cash equivalents, end of period	$5.6	$22.7

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$(0.4)	$0.1
Interest	3.6	12.1
Supplemental schedule of non-cash activities:
Accrued capital expenditures	6.4	10.9
Non-cash interest expense (paid in kind)	6.8	—
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

Basis of Presentation

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”). Accordingly, they do not include all of the information and footnotes required by GAAP for complete financial statements. All adjustments which, in the opinion of the Company’s management, are considered necessary for a fair presentation of the results of operations for the periods shown are of a normal recurring nature and have been reflected in the condensed consolidated financial statements. The results of operations for the periods presented are not necessarily indicative of the results expected for the full year 2026 or for any future period. The information included in these condensed consolidated financial statements should be read in conjunction with the condensed consolidated financial statements and accompanying notes included in the Company’s 2025 Annual Report on Form 10-K filed with the SEC on March 12, 2026.

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts and related disclosures. Actual results could differ from those estimates.
NOTE 2 - Inventories, Net

Inventories consisted of the following:

	March 31, 2026	December 31, 2025
Spare parts	$18.7	$19.3
Plugs	8.6	9.0
Consumables	5.0	4.6
Other	3.2	1.9
Subtotal	35.5	34.8
Less: Inventory reserve	(3.6)	(4.1)
Total inventories, net	$31.9	$30.7

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $3.6 and $4.1 as of March 31, 2026 and December 31, 2025, respectively.
NOTE 3 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			March 31, 2026	December 31, 2025
Land, buildings and improvements	1	—	40	$36.5	$36.1
Machinery	1	—	20	301.5	299.8
Equipment and furniture	1	—	15	250.6	248.6
ROU assets - finance leases	1	—	20	85.3	84.9
Total property and equipment				673.9	669.4
Less: Accumulated depreciation and amortization				(528.3)	(512.3)
Add: Construction in progress				3.4	4.0
Total property and equipment, net				$149.0	$161.1

Depreciation expense related to non-leased fixed assets was $16.9 and $19.0 for the three months ended March 31, 2026 and March 31, 2025, respectively. Finance lease amortization expense was $4.9 and $5.6, respectively, for the three months ended March 31, 2026 and March 31, 2025.

NOTE 4 - Debt
Outstanding debt consisted of the following:

	March 31, 2026	December 31, 2025
2030 Senior Notes	$249.5	$244.1
2028 ABL Facility	49.0	36.0
Total principal outstanding	298.5	280.1
Less: Unamortized debt issuance costs	(6.0)	(6.2)
Less: Unamortized issue discount	(16.7)	(15.6)
Total debt	275.8	258.3
Less: Current portion of long-term debt	4.5	4.4
Long-term debt	$271.3	$253.9

Refinancing

On March 7, 2025, the Company and certain of our subsidiaries party thereto entered into a Securities Purchase Agreement with certain holders (the “Investors”) of our 11.5% senior secured notes due 2025 (the “2025 Senior Notes”), pursuant to which the Company agreed to issue and sell to the Investors (a) approximately $232.2 in aggregate principal amount of the Senior Secured Floating Rate Cash / PIK Notes due 2030 (the “2030 Senior Notes” and, together with the 2025 Senior Notes, the “Senior Secured Notes”) and (b) warrants entitling the holders thereof to purchase, in the aggregate, up to 2,373,187 shares of the Company’s common stock, par value $0.01 per share (“Common Stock”), at an exercise price of $0.01 per share, subject to adjustment in exchange for (i) approximately $78.4 in aggregate cash consideration and (ii) approximately $143.6 aggregate principal amount of the 2025 Senior Notes, which were cancelled by the Company upon receipt thereof (collectively, the “Refinancing”). The Company consummated the Refinancing on March 12, 2025.
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

The 2030 Senior Notes are fully and unconditionally guaranteed by each of the Company’s current subsidiaries. The 2030 Senior Notes will also be guaranteed by each of the Company’s future subsidiaries that guarantee the Company’s indebtedness or indebtedness of guarantors, including under the 2028 ABL Facility (as defined below) and such subsidiaries that become guarantors in the future will also pledge their collateral in support of such guarantees. These guarantees are senior secured obligations of the guarantors secured by a first priority security interest on substantially all of the guarantors’ assets (other than collateral securing the 2028 ABL Facility on a first priority basis) and a second priority security interest on the guarantors’ assets which secure the 2028 ABL Facility on a first priority basis, subject in each case to certain excluded assets.

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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ended March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period.

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

On March 6, 2026, the requisite holders agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering (as defined below) program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility. As of March 31, 2026, the Company was in compliance with its debt covenants under the 2030 Senior Notes.
As of March 31, 2026, the principal amount outstanding under the 2030 Senior Notes was $249.5. On a net basis, after taking into consideration unamortized debt issuance costs and issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of March 31, 2026 was $226.8. The effective interest rate under the 2030 Senior Notes was approximately 12.18% on March 31, 2026. Accrued interest related to the 2030 Senior Notes was $— as of March 31, 2026 and $— as of December 31, 2025.

2025 Senior Notes

The previously-issued 2025 Senior Notes were redeemed on March 30, 2025 and the related indenture was satisfied and discharged in full.

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

The initial funding under the 2028 ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Company’s 2018 credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Prior ABL Facility”) in full. After giving effect to the foregoing, we had approximately $39.9 of available borrowing capacity under the 2028 ABL Facility. The 2028 ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.0 to 1.0 if availability under the Revolving Facility falls below $7.0.

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of March 31, 2026, the Company was in compliance with its financial covenants under the 2028 ABL Facility.
As of March 31, 2026, the borrowings outstanding under the 2028 ABL Facility were $49.0. The effective interest rate under the 2028 ABL Facility was approximately 8.41% on March 31, 2026. Accrued interest related to the 2028 ABL Facility was $0.4 as of March 31, 2026 and $0.4 as of December 31, 2025.
We have funds available under the 2028 ABL Facility of $42.1 on the March 31, 2026 borrowing base certificate, which includes the undrawn availability on the FILO Facility.

Prior ABL Facility

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the 2028 ABL Facility and the commitments thereunder terminated.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the 2028 ABL Facility were $6.9 at March 31, 2026 and $6.9 at December 31, 2025. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

As of March 31, 2026, the Company had $0.5 of outstanding short-term indebtedness related to the financing of various insurance premiums at a weighted average interest rate of approximately 6.43%.

NOTE 5 - Fair Value Information

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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $49.0 and $36.0 debt outstanding under the 2028 ABL Facility as of March 31, 2026 and December 31, 2025, respectively. The fair value of the 2028 ABL Facility approximates its carrying value as of March 31, 2026.

The following tables present the placement in the fair value hierarchy of the 2030 Senior Notes, based on market prices for publicly traded debt, as of March 31, 2026 and December 31, 2025:

		Fair value measurements at reporting date using
	March 31, 2026	Level 1	Level 2	Level 3
2030 Senior Notes	$239.3	$—	$—	$239.3
Total Senior Notes	$239.3	$—	$—	$239.3

		Fair value measurements at reporting date using
	December 31, 2025	Level 1	Level 2	Level 3
2030 Senior Notes	$246.0	$—	$—	$246.0
Total Senior Notes	$246.0	$—	$—	$246.0

NOTE 6 - Commitments, Contingencies and Off-Balance-Sheet Arrangements

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

NOTE 7 - Equity and Stock-Based Compensation

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) Common Stock, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.8 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company’s election not to deliver a placement notice.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-271182) filed with the SEC on April 7, 2023 and declared effective on April 19, 2023 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Registration Statement expired on April 19, 2026 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

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

The Company has used and plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness and funding acquisitions, capital expenditures and working capital.

During the three months ended March 31, 2026, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.0.

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

On May 10, 2023, the stockholders of KLXE approved the Second Amended and Restated KLX Energy Services Holdings, Inc. Long-Term Incentive Plan, amended and restated as of March 8, 2023 (the “Amended and Restated LTIP”), which, among other things, increased the total number of shares of Common Stock for issuance by 1,200,000 shares, resulting in an increase of the total number of shares of our Common Stock reserved for issuance to 1,256,289, and extended the expiration date to March 8, 2033. A description of the Amended and Restated LTIP is included in the Company’s proxy statement, filed with the SEC on March 28, 2023.

Compensation cost recognized during the three months ended March 31, 2026 and March 31, 2025 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.3 and $0.8 for the three months ended March 31, 2026 and March 31, 2025, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $3.4 at March 31, 2026 and $3.0 at December 31, 2025.
NOTE 8 - Income Taxes

Income tax expense was $0.2 and $0.2 for the three months ended March 31, 2026 and March 31, 2025, respectively, and was comprised primarily of state and local taxes. The Company has a valuation allowance against its deferred tax balances and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

The Company continues to monitor additional guidance issued by the U.S. Treasury Department, the Internal Revenue Service and others.

NOTE 9 - Segment Reporting

The Company is organized on a geographic basis into three reportable segments. These reportable segments, which are also the Company's operating segments, are comprised of the Rocky Mountains Region (the Bakken, Williston, DJ, Uinta, Powder River, Piceance and Niobrara basins), the Southwest Region (the Permian Basin and the Eagle Ford Shale) and the Northeast/Mid-Con Region (the Marcellus and Utica Shale as well as the Mid-Continent STACK and SCOOP and Haynesville Shale). The segments regularly report their results of operations and make requests for capital expenditures and acquisition funding to the Chief Operating Decision Maker (“CODM”). The Company’s CODM is our Chief Executive Officer.

The following tables present revenues, significant expenses and operating (loss) income by reportable segment:

	Three Months Ended
	March 31, 2026
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$38.6	$53.7	$52.6	$(0.2)	$144.7
Less
Cost of sales	33.8	45.8	38.8	(0.2)
Depreciation and amortization	5.9	7.9	7.9
Selling, general and administrative(1)	1.9	3.1	1.6
Other segment items	0.8	0.3	1.3
Segment operating income	$(3.8)	$(3.4)	$3.0	$—	$(4.2)
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(7.9)
Interest income					0.0
Interest expense					(11.7)
Loss before income tax					$(23.8)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the three months ended March 31, 2026, these consist of $0.9 of cost of sales, $0.2 of depreciation and amortization, $6.4 of selling, general and administrative, and $0.4 of other expenses.

	Three Months Ended
	March 31, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$47.9	$65.4	$41.0	$(0.3)	$154.0
Less
Cost of sales	37.7	49.7	35.8	(0.3)
Depreciation and amortization	6.8	8.3	9.0
Selling, general and administrative(1)	1.9	3.4	1.6
Other segment items	1.7	1.0	2.7
Segment operating income	$(0.2)	$3.0	$(8.1)	$—	$(5.3)
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(11.2)
Interest income					0.3
Interest expense					(10.3)
Loss on debt extinguishment					(1.2)
Loss before income tax					$(27.7)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.

(2) For the three months ended March 31, 2025, these consist of $0.8 of cost of sales, $0.6 of depreciation and amortization, $9.4 of selling, general and administrative, and $0.4 of other expenses.

Other segment items include research and development costs, allocations and other expenses.

The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	March 31, 2026
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$5.9	$10.7	$12.5	$(0.2)	$28.9
Completion	17.7	28.2	32.1		78.0
Production	10.7	9.5	3.7		23.9
Intervention	4.3	5.3	4.3		13.9
Total revenues	$38.6	$53.7	$52.6	$(0.2)	$144.7

	Three Months Ended
	March 31, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$7.5	$12.0	$11.4	$(0.3)	$30.6
Completion	22.3	32.9	22.9		78.1
Production	12.4	12.4	2.9		27.7
Intervention	5.7	8.1	3.8		17.6
Total revenues	$47.9	$65.4	$41.0	$(0.3)	$154.0

The following table presents total assets by segment:

	Three Months Ended
	March 31, 2026	December 31, 2025
Rocky Mountains	$90.5	$103.0
Southwest	134.2	139.2
Northeast/Mid-Con	101.2	92.4
Total	325.9	334.6
Unallocated corporate assets	5.6	5.7
Total assets	$331.5	$340.3

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended
	March 31, 2026	March 31, 2025
Rocky Mountains	$1.7	$1.5
Southwest	1.8	6.1
Northeast/Mid-Con	5.2	7.1
Unallocated corporate expenditures	—	0.3
Total capital expenditures	$8.7	$15.0

NOTE 10 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended March 31, 2026 and March 31, 2025, 0.6 and 0.7 million shares of Common Stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three months ended March 31, 2026 and March 31, 2025 are as follows:

	Three Months Ended
	March 31, 2026	March 31, 2025
Net loss	$(24.0)	$(27.9)
(Shares in millions)
Basic weighted average common shares	19.5	17.2
Effect of dilutive securities - dilutive securities	—	—
Diluted weighted average common shares	19.5	17.2

Basic net loss per common share	$(1.23)	$(1.62)
Diluted net loss per common share	$(1.23)	$(1.62)
NOTE 11 - Related Party Transactions

Stuart Porter, a greater than 5% passive shareholder of the company, is the Senior Partner of Trace Capital. From time to time and in the ordinary course of business and at arms-length, certain Trace Capital portfolio companies engage us as service providers. The revenue associated with these related party transactions was $3.4 and $0.4 for the three months ended March 31, 2026 and March 31, 2025, respectively, and the related accounts receivable balance was $0.3 and $3.9 as of March 31, 2026 and December 31, 2025, respectively.
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

These forward-looking statements are subject to a number of risks, uncertainties, assumptions and other factors that could cause our actual results, performance and prospects to differ materially from those expressed in, or implied by, these forward-looking statements. Factors that might cause such a difference include those discussed in our filings with the SEC, in particular those discussed under the headings “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025 and in this Quarterly Report, including the following factors:

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
•overall domestic and global political and economic conditions, including the imposition of increased, new and retaliatory tariffs or trade or other economic sanctions, political instability or armed conflict, including the ongoing conflicts in Ukraine, the Israel-Gaza region and elsewhere in the Middle East, including the conflict with Iran, as well as conditions in South America, including most recently in Venezuela;
•the level of capital spending and access to capital markets by our customers in response to changes in demand and crude oil prices;
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
•customers’ delays in obtaining permits for their operations;
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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (U.S. dollars in millions, except per share data)

The following discussion and analysis should be read in conjunction with the historical condensed consolidated financial statements and related notes included elsewhere in this Quarterly Report as well as our Annual Report on Form 10-K for the year ended December 31, 2025. This discussion contains forward-looking statements reflecting our current expectations and estimates and assumptions concerning events and financial trends that may affect our future operating results or financial position. Actual results and the timing of events may differ materially from those contained in these forward-looking statements due to a number of factors, including those discussed in the sections entitled “Risk Factors” and “Cautionary Statement Regarding Forward-Looking Statements” appearing elsewhere in this Quarterly Report.

The following discussion and analysis addresses the results of our operations for the three months ended March 31, 2026, as compared to our results of operations for the three months ended March 31, 2025. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On March 8, 2023, KLXE acquired all of the equity interests of Greene’s Energy Group, LLC (“Greene’s”), in an all-stock transaction, including $1.7 in cash remaining at Greene’s, which was subsequently adjusted to $1.1 due to a $0.6 working capital adjustment.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 40 patents and 6 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. While oil prices declined in the first half of 2023 from their 2022 highs, oil prices rebounded in the third quarter of 2023 due to stronger than anticipated economic growth and sustained production cuts from Saudi Arabia and Russia, followed by oil price stabilization, through decreases, in the fourth quarter of 2023 due to a decrease in demand as the overall economy declined. During the first half of 2024, oil prices increased steadily, while in the second half of the year they fell back and traded within a relatively narrow band. Natural gas prices also declined since the fourth quarter of 2023, bottoming out in the first quarter of 2024 and remaining near historic lows for the remainder of the year, before increasing in early 2025 to a two-year high. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel increased by approximately 22.0%, to $72.74 per Bbl during the three months ended March 31, 2026, compared to the WTI average daily price per barrel of $59.62 per Bbl during the three months ended December 31, 2025. However, these average prices conceal extremes reached within the first quarter of 2026, with early January lows near $56 per Bbl and late March highs at almost $105 per Bbl, in the run-up to the ongoing conflict with Iran. As of March 31, 2026, U.S. land rig count stood at 530, which increased slightly compared to December 31, 2025, when the U.S. land rig count was 527. So far in 2026, factors affecting oil prices have included instability and conflict in the Middle East, output increases from the largest oil-producing countries and changes in the growth rate of the U.S. and world economies.

Despite the volatility in commodity prices during the fiscal year ended December 31, 2025, the Company remains focused on providing the highest level of customer service across our regions and different service offerings, which has allowed us to make meaningful positive impacts to our revenue, operating margins, cash flows and Adjusted EBITDA (as defined below). We are taking steps to hire essential personnel and increase capital expenditures as activity rebounds, but we are measured in our growth and focused on returns.

Looking ahead to the year ending December 31, 2026, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital and operating expense spending. So far in the year ending December 31, 2026, WTI prices have increased markedly in March and April, after the start of the ongoing conflict with Iran. Still, the increase has not been stable, as news from the region drives large changes to WTI prices on a daily basis. Currently, it is difficult to try and estimate the future direction of WTI prices or global oil inventories, or whether our customers will meaningfully increase planned drilling this year if there continues to be significant uncertainty on the duration of the conflict and increase in oil prices.

Oil and natural gas prices may fluctuate with changes in demand due to, among other things, the ongoing war in Ukraine, the Israel-Hamas conflict, the conflict with Iran, conditions in South America, including most recently in Venezuela, international sanctions, speculation as to future actions by the Organization of the Petroleum Exporting Countries and its allies, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets, the imposition of increased, new and retaliatory tariffs or a recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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

Results of Operations
Three Months Ended March 31, 2026 Compared to Three Months Ended March 31, 2025

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	March 31, 2026	March 31, 2025	% Change
Revenue:
Rocky Mountains	$38.6	$47.8	(19.2)%
Southwest	53.6	65.2	(17.8)%
Northeast/Mid-Con	52.5	41.0	28.0%
Total revenue	$144.7	$154.0	(6.0)%

	Three Months Ended
	March 31, 2026	March 31, 2025	% Change
Revenue:
Drilling	$28.9	$30.6	(5.6)%
Completion	78.0	78.1	(0.1)%
Production	23.9	27.7	(13.7)%
Intervention	13.9	17.6	(21.0)%
Total revenue	$144.7	$154.0	(6.0)%

For the quarter ended March 31, 2026, revenues were $144.7, a decrease of $9.3, or 6.0%, as compared with the prior year period. The overall decrease in revenues reflects a decline in activity during the quarter, leading to lower demand for our services. Lower weighted average price contributed to approximately 67% of the $9.3 decrease, and lower weighted average volume contributed to the remaining approximately 33%. On a segment basis, Rocky Mountains segment revenue decreased by $9.2 or 19.2%. Lower weighted average price contributed to approximately 7% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 93%. Southwest segment revenue decreased by $11.6 or 17.8%. Lower weighted average price contributed to approximately 97% of the dollar decrease, and lower weighted average volume contributed to the remaining approximately 3%. Northeast/Mid-Con segment revenue increased by $11.5 or 28.0%. Higher weighted average price contributed to approximately 80% of the dollar decrease, and higher weighted average volume contributed to the remaining approximately 20%.

Cost of sales. For the quarter ended March 31, 2026, cost of sales were $119.1, or 82.3% of sales, as compared to the three months ended March 31, 2025 of $123.8, or 80.4% of sales. Cost of sales as a percentage of revenues increased primarily due to lower revenues during the quarter. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues increased, labor costs per employee increased by 0.6% as compared with the three months ended March 31, 2025. Repair & maintenance costs as a percentage of revenues increased by 7.3% as compared to the three months ended March 31, 2025, due to an increase in repair & maintenance costs during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended March 31, 2026, SG&A expenses were $15.4, or 10.6% of revenues, as compared with $21.6, or 14.0% of revenues, in the prior year period. The decreases on a dollar basis and in percentage of revenues are the result of continuous efforts to reduce costs and improve efficiency.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Three Months Ended
	March 31, 2026	March 31, 2025	% Change
Operating (loss) income:
Rocky Mountains	$(3.8)	$(0.2)	NM
Southwest	(3.4)	3.0	NM
Northeast/Mid-Con	3.0	(8.1)	NM
Corporate and other	(7.9)	(12.4)	36.3%
Total operating loss	$(12.1)	$(17.7)	31.6%

For the quarter ended March 31, 2026, operating loss was $12.1 compared to operating loss of $17.7 in the prior year period, due to lower Corporate and other operating costs.

The operating results across our three geographic segments declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating loss was $3.8, Southwest segment operating loss was $3.4, and Northeast/Mid-Con segment operating income was $3.0 for the three months ended March 31, 2026.

Income tax expense. For the quarter ended March 31, 2026, income tax expense was $0.2, consistent with income tax expense of $0.2 in the prior year period, and was comprised primarily of state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a valuation allowance against its deferred tax balances.

Net loss. For the quarter ended March 31, 2026, net loss was $24.0, as compared to net loss of $27.9 in the prior year period, improving primarily as a result of lower operating costs as discussed above.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility and 2028 ABL Facility and cash flows from operations. At March 31, 2026, we had $5.6 of cash and cash equivalents and $42.1 of available capacity under the 2028 ABL Facility.

We have taken several actions to continue to improve our liquidity position, including equity issuances under our ATM Offering program, debt-for-equity exchanges that have reduced interest burden and monetization of non-core and obsolete assets. Recently, we completed a refinancing of our long-term indebtedness on March 12, 2025, as described in greater detail under “—Refinancing”, “—ABL Facilities—2028 ABL Facility” and “—Senior Secured Notes—2030 Senior Notes” below. As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may further access the public or private debt and equity markets, sell non-core assets or seek to recapitalize, refinance or otherwise restructure our capital structure.

Our ability to comply with the covenants in our debt instruments and pay the principal and interest on our debt and to satisfy our other liabilities will depend on our future operating performance and our ability to refinance our debt as it becomes due. Our future operating performance and ability to refinance such indebtedness will be affected by prevailing economic and political conditions, the level of drilling, completion, production and intervention services activity for North American onshore oil and natural gas resources, the willingness of capital providers to lend to our industry and other financial and business factors, many of which are beyond our control. In addition, incurring additional debt in excess of our existing outstanding indebtedness would result in increased interest expense and financial leverage, and issuing Common Stock may result in dilution to our current stockholders.

In order to ensure our continued compliance with the maximum total net leverage ratio covenant under the 2030 Senior Notes Indenture, on March 6, 2026, the requisite Investors (as defined below) agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief, described more fully below under “2030 Senior Notes.” In connection with the entry into the First Amendment to the Indenture, we issued warrants for our Common Stock (the “Warrants”) to our Investors, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment, pursuant to Section 4(a)(2) of the Securities Act.

Our 2028 ABL Facility matures on March 7, 2028 and we intend to work with our existing lenders or other sources of capital to refinance the 2028 ABL Facility as well as our 2030 Senior Notes. If we are unable to refinance the 2028 ABL Facility as planned and uncertainty around our ability to refinance our existing long-term debt still exists, that could result in our auditors issuing a “going concern” or like qualification or exception as early as our audit opinion with respect to the fiscal year ending December 31, 2026.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we are evaluating several alternatives for deleveraging including debt for equity exchanges, non-core asset sales or other potential transactions to recapitalize, refinance or otherwise restructure our capital structure. Some of these alternatives may require the consent of current lenders, stockholders or Investors, and there is no assurance that we will be able to execute any of these alternatives on acceptable terms or at all.

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

Refinancing

On March 7, 2025, the Company and certain of our subsidiaries party thereto entered into a Securities Purchase Agreement with certain holders (the “Investors”) of our 2025 Senior Notes, pursuant to which the Company agreed to issue and sell to the Investors (a) approximately $232.2 in aggregate principal amount of the 2030 Senior Notes and (b) warrants entitling the Investors thereof to purchase, in the aggregate, up to 2,373,187 shares of Common Stock, at an exercise price of $0.01 per share, subject to adjustment in exchange for (i) approximately $78.4 in aggregate cash consideration and (ii) approximately $143.6 aggregate principal amount of the 2025 Senior Notes, which were cancelled by the Company upon receipt thereof (collectively, the “Refinancing”). The Company consummated the Refinancing on March 12, 2025.
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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ended March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7% of revenues during such test period.

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

On March 6, 2026, the requisite Investors agreed to execute the First Amendment to the Indenture to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility. As of March 31, 2026, the Company was in compliance with its financial covenants under the 2030 Senior Notes.

There is no certainty that the First Amendment to the Indenture will be sufficient to allow us to comply with our covenants under the 2030 Senior Notes Indenture or that we will be able to obtain future amendments in the event we are unable to comply with such covenants. For additional details, see “Part I. Item 1A. Risk Factors—Risks Relating to Financial Considerations—The 2030 Senior Notes Indenture and the 2028 ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations. A failure to comply with the obligations contained in any such agreement governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments” in our Annual Report on Form 10-K for the year ended December 31, 2025. Also in connection with our entry into the First Amendment to the Indenture, we issued Warrants to our noteholders, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment, pursuant to Section 4(a)(2) of the Securities Act.

As of March 31, 2026, the principal amount outstanding under the 2030 Senior Notes was $249.5. On a net basis, after taking into consideration unamortized debt issuance costs and issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of March 31, 2026 was $226.8. The effective interest rate under the 2030 Senior Notes was approximately 12.18% on March 31, 2026. Accrued interest related to the 2030 Senior Notes was $— as of March 31, 2026 and $— as of December 31, 2025.
2025 Senior Notes

The previously-issued 2025 Senior Notes were redeemed on March 30, 2025 and the related indenture was satisfied and discharged in full.
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

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of March 31, 2026, the Company was in compliance with its financial covenants under the 2028 ABL Facility.
As of March 31, 2026, the borrowings outstanding under the 2028 ABL Facility were $49.0. The effective interest rate under the 2028 ABL Facility was approximately 8.41% on March 31, 2026. Accrued interest related to the 2028 ABL Facility was $0.4 as of March 31, 2026 and $0.4 as of December 31, 2025.

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

Capital Expenditures

Our capital expenditures were $8.7 during the three months ended March 31, 2026, compared to $15.0 in the three months ended March 31, 2025. We offset $3.4 of capital spending during the three months ended March 31, 2026 with the same amount of proceeds from asset sales. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur approximately $40.0 in total capital expenditures for the year ending December 31, 2026. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) Common Stock, having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.8 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company’s election not to deliver a placement notice. Under the terms of the Equity Distribution Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold.

Any Common Stock offered and sold in the ATM Offering may be issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-271182) filed with the SEC on April 7, 2023 and declared effective on April 19, 2023 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that form a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement may be made in any transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Registration Statement expired on April 19, 2026 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

The Company has used and plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three months ended March 31, 2026, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.0.

During the three months ended March 31, 2025, the Company sold 142,769 shares of Common Stock in exchange for gross proceeds of approximately $0.5 and incurred legal and administrative fees of $0.1.

Cash Flows

Our cash flows provided by operating activities for the three months ended March 31, 2026 were approximately $0.3 as compared to approximately $37.6 used in operating activities for the three months ended March 31, 2025. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At March 31, 2026, we had $5.6 of cash and cash equivalents. Cash on hand at March 31, 2026 decreased by $0.1, as a result of $0.3 of cash flows provided by operating activities, $5.3 of cash flows used in investing activities and $4.9 provided by financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Three Months Ended
	March 31, 2026	March 31, 2025
Cash and cash equivalents balance beginning of period	$5.7	$91.6
Net cash flows provided by (used in) operating activities	0.3	(37.6)
Net cash flows used in investing activities	(5.3)	(10.2)
Net cash flows provided by (used in) financing activities	4.9	(21.1)
Net change in cash and cash equivalents	(0.1)	(68.9)
Cash and cash equivalents balance end of period	$5.6	$22.7

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $0.3 for the three months ended March 31, 2026, as compared to net cash used in operating activities of $37.6 for the three months ended March 31, 2025. The improvement in operating cash flows was attributable to management of working capital and an increase in days payable outstanding.

Net cash used in investing activities

Net cash used in investing activities was $5.3 for the three months ended March 31, 2026, as compared to net cash used in investing activities of $10.2 for the three months ended March 31, 2025. The cash flows used in investing activities for the three months ended March 31, 2026 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $4.9 for the three months ended March 31, 2026, compared to net cash used in financing activities of $21.1 for the three months ended March 31, 2025. In the prior year, we refinanced both our 2025 Senior Notes and Prior ABL Facility, which brought additional cash outlays.
Critical Accounting Estimates

The discussion and analysis of our financial condition and results of operations are based upon our condensed consolidated financial statements, which have been prepared in accordance with GAAP. The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues and expenses and related disclosure of contingent assets and liabilities. Certain accounting policies involve judgments and uncertainties to such an extent that there is a reasonable likelihood that materially different amounts could have been reported under different conditions, or if different assumptions had been used. We evaluate our estimates and assumptions on a regular basis. We base our estimates on historical experience and various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates and assumptions used in preparation of our financial statements. Other than the critical accounting policy included below, we believe that our critical accounting policies are limited to those described in the Critical Accounting Estimates section of Management’s Discussion and Analysis of Financial Condition and Results of Operations included in our 2025 Annual Report on Form 10-K filed with the SEC on March 12, 2026.

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

In connection with the preparation of this Quarterly Report for the quarter ended March 31, 2026, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of March 31, 2026.

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

In addition to the information set forth in this Quarterly Report, you should carefully consider the risk factors previously described in Part I, Item IA. “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2025.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended March 31, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
January 1, 2026 - January 31, 2026	—	$—	—	$48,859,603
February 1, 2026 - February 28, 2026	58,084	$2.78	—	$48,859,603
March 1, 2026 - March 31, 2026	2,422	$2.54	—	$48,859,603
Total	60,506		—
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

Warrant Purchase Agreement
As previously reported, on March 6, 2026, the Company entered into a Warrant Purchase Agreement (the “Warrant Purchase Agreement”) with certain holders of the 2030 Notes (the “2030 Noteholders”), pursuant to which the Company agreed to issue and sell Warrants to such 2030 Noteholders entitling the 2030 Noteholders to purchase, in the aggregate, up to 803,712 shares of Common Stock, based on their pro rata ownership of principal amount of the 2030 Senior Notes, in consideration of such 2030 Noteholders consenting to the First Amendment to the Indenture. The Warrants were issued on March 6 and March 11, 2026, and expire 5 years from their respective date of issuance.

The agreement governing the Warrants stipulates that the Company will file a registration statement with the SEC with respect to the shares of Common Stock underlying the Warrants. The Warrants will be exercisable immediately, and in lieu of exercising such Warrant, the 2030 Noteholders may convert their Warrants, in whole or in part, into the number of the shares of Common Stock underlying the Warrants pursuant to the terms of the Warrants prior to the expiration date.

The Warrant Purchase Agreement contains customary representations, warranties and covenants of the Company and the 2030 Noteholders. Upon Closing, the Company has agreed to reimburse certain of the 2030 Noteholders for certain expenses. The issuance of the Warrants, entitling the 2030 Noteholders to purchase, in the aggregate, up to 803,712 shares of Common Stock, will not be registered under the Securities Act, in reliance upon the exemption from registration provided by Section 4(a)(2) thereof as a transaction not involving any public offering.

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

Not applicable.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

ITEM 5.	OTHER INFORMATION

Not applicable

ITEM 6.	EXHIBITS

3.1
Amended and Restated Certificate of Incorporation of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc.’s Quarterly Report on Form 10-Q, filed on September 8, 2020, File No. 001-38609).

3.2
Fourth Amended and Restated Bylaws of KLX Energy Services Holdings, Inc. (incorporated by reference to Exhibit 3.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on September 9, 2021, File No. 001-38609).

4.1	First Amendment to Indenture, dated March 6, 2026, by and among KLX Energy Services Holdings, Inc. the guarantors party thereto, and U.S. Bank Trust Company, National Association, as trustee.
4.2*	Form of Warrant Agreement
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director

Date: May 13, 2026

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer

Date: May 13, 2026