Form 10-Q
period 2026-06-30
KLX Energy Services Holdings, Inc.
filed 2026-08-11
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended June 30, 2026

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

The registrant has one class of common stock, $0.01 par value, of which 21,273,059 shares were outstanding as of July 31, 2026.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART 1 – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	June 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$7.9	$5.7
Accounts receivable–trade, net of allowance for credit losses of $1.9 and $1.7	121.9	102.7
Inventories, net	32.0	30.7
Prepaid expenses and other current assets	17.1	10.8
Total current assets	178.9	149.9
Property and equipment, net	164.8	161.1
Operating lease assets	21.7	22.3
Intangible assets, net	0.9	1.1
Other assets	5.6	5.9
Total assets	$371.9	$340.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$77.3	$68.7
Accrued interest	0.5	0.4
Accrued liabilities	47.7	26.0
Current portion of long-term debt	4.6	4.4
Current portion of operating lease liabilities	7.5	7.1
Current portion of finance lease liabilities	14.0	19.6
Total current liabilities	151.6	126.2
Long-term debt	284.3	253.9
Long-term operating lease liabilities	15.3	15.9
Long-term finance lease liabilities	17.3	17.4
Other non-current liabilities	5.8	1.1
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 21.6 and 18.9 issued	0.2	0.2
Additional paid-in capital	575.7	571.3
Treasury stock, at cost, 0.6 shares and 0.5 shares	(6.4)	(6.2)
Accumulated deficit	(671.9)	(639.5)
Total stockholders’ deficit	(102.4)	(74.2)
Total liabilities and stockholders’ deficit	$371.9	$340.3
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$167.3	$159.0	$312.0	$313.0
Costs and expenses:
Cost of sales	130.9	125.6	250.0	249.4
Depreciation and amortization	20.8	23.7	42.7	48.4
Selling, general and administrative	19.0	18.0	34.4	39.6
Research and development costs	0.5	0.4	0.9	0.8
Impairment and other charges	0.5	—	0.5	—
Bargain purchase gain	(6.5)	—	(6.5)	—
Operating income (loss)	2.1	(8.7)	(10.0)	(25.2)
Non-operating expense:
Interest income	(0.0)	(0.0)	(0.0)	(0.3)
Interest expense	12.5	11.0	24.2	21.3
(Gain) loss on debt extinguishment	(0.3)	—	(0.3)	1.2
Net loss before income tax	(10.1)	(19.7)	(33.9)	(47.4)
Income tax (benefit) expense	(1.7)	0.2	(1.5)	0.4
Net loss	$(8.4)	$(19.9)	$(32.4)	$(47.8)

Net loss per share-basic	$(0.41)	$(1.04)	$(1.62)	$(2.63)
Net loss per share-diluted	$(0.41)	$(1.04)	$(1.62)	$(2.63)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Six Months Ended June 30, 2026 and June 30, 2025
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	18.9	$0.2	$571.3	$(6.2)	$(639.5)	$(74.2)
Restricted stock, net of forfeitures	(0.1)	0.0	0.3	—	—	0.3
Purchase of treasury stock	—	—	—	(0.2)	—	(0.2)
Issuance of common stock, net of cost	0.4	0.0	—	—	—	0.0
Issuance of warrants	—	—	2.0	—	—	2.0
Exercise of warrants	1.3	0.0	—	—	—	0.0
Net loss	—	—	—	—	(24.0)	(24.0)
Balance at March 31, 2026	20.5	0.2	573.6	(6.4)	(663.5)	(96.1)
Restricted stock, net of forfeitures	(0.0)	0.0	0.5	—	—	0.5
Issuance of common stock, net of cost	0.7	0.0	1.6	—	—	1.6
Exercise of warrants	0.4	0.0	—	—	—	0.0
Net loss	—	—	—	—	(8.4)	(8.4)
Balance at June 30, 2026	21.6	$0.2	$575.7	$(6.4)	$(671.9)	$(102.4)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’Equity
	Shares	Amount
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.4)	—	(0.4)
Issuance of common stock, net of cost	0.6	0.0	0.4	—	—	0.4
Issuance of warrants	—	—	11.0	—	—	11.0
Net loss	—	—	—	—	(27.9)	(27.9)
Balance at March 31, 2025	18.1	0.2	569.7	(6.2)	(590.3)	(26.6)
Restricted stock, net of forfeitures	—	—	0.5	—	—	0.5
Issuance of common stock, net of cost	0.0	0.0	0.0	—	—	0.0
Exercise of warrants	0.2	0.0	(1.2)	—	—	(1.2)
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at June 30, 2025	18.3	0.2	$569.0	$(6.2)	$(610.2)	$(47.2)
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash flows from operating activities:
Net loss	$(32.4)	$(47.8)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	42.7	48.4
Impairment and other charges	0.5	—
Non-cash compensation	0.9	1.4
Amortization of deferred financing fees	3.0	1.2
Provision for inventory reserve	0.3	0.6
Change in allowance for credit losses	0.5	0.4
Gain on disposal of property, equipment and other	(4.1)	(3.8)
Non-cash interest expense	15.0	7.1
(Gain) loss on debt extinguishment	(0.3)	1.2
Bargain purchase gain	(6.5)	—
Deferred taxes	(1.8)	—
Other	(0.4)	0.6
Changes in operating assets and liabilities:
Accounts receivable	(11.8)	(9.5)
Inventories	(1.5)	(2.0)
Prepaid expenses and other current and non-current assets	(1.0)	0.8
Accounts payable	1.3	(3.8)
Other current and non-current liabilities	6.4	(13.3)
Net cash flows provided by (used in) operating activities	10.8	(18.5)
Cash flows from investing activities:
Purchases of property and equipment	(17.3)	(27.7)
Proceeds from sale of property and equipment	5.6	6.4
Wolf Pack Acquisition	(13.5)	—
Net cash flows used in investing activities	(25.2)	(21.3)
Cash flows from financing activities:
Proceeds from stock issuance, net of costs	(0.1)	0.6
Borrowings under 2028 ABL Facility	114.9	62.0
Repayments on Prior ABL Facility	—	(50.0)
Repayments on 2028 ABL Facility	(94.9)	(17.0)
Proceeds from issuance of 2030 Senior Notes and warrants	—	225.2
Repayment of 2025 Senior Notes	—	(236.3)
Mandatory redemption on 2030 Senior Notes	(2.5)	(2.4)
Payments on finance lease obligations	(11.0)	(10.6)
Proceeds from note payable	13.2	5.7
Payments of debt issuance costs	—	(8.5)
Change in financed payables	(2.8)	(2.8)
Other	(0.2)	(0.4)
Net cash flows provided by (used in) financing activities	16.6	(34.5)
Net change in cash and cash equivalents	2.2	(74.3)
Cash and cash equivalents, beginning of period	5.7	91.6
Cash and cash equivalents and restricted cash, end of period	$7.9	$17.3

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.2	$1.0
Interest	6.1	14.9
Supplemental schedule of non-cash activities:
Accrued capital expenditures	11.8	12.0
Non-cash interest expense (paid in kind)	15.0	7.1
Debt-for-equity exchanges	2.2	—
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
NOTE 2 - Business Combinations

On June 2, 2026 (the “Closing Date”), KLX Energy Services Holdings, Inc., a Delaware corporation (the “Company”), completed the acquisition (the “Wolf Pack Acquisition”) of certain assets owned by Wolf Pack Rentals, LLC, a Texas limited liability company (“Wolf Pack” or the “Seller”), pursuant to an asset purchase agreement, dated June 2, 2026, by and among Wolf Pack, KLX Energy Services LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (the “Buyer”) and the Company (the “Purchase Agreement”). The purchase price for the Wolf Pack Acquisition is $16.9, subject to customary post-closing adjustments and to be paid as follows: (i) on the Closing Date, the Buyer paid the Seller $14.1; (ii) two deferred payments of $1.5 each, to be paid at 180 and 360 days after the Closing Date, either in cash or shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), in its sole discretion, with a net present value of $2.7; and (iii) estimated post-closing adjustment to the purchase price of $0.1.

This transaction was accounted for as a purchase under FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The results of operations for the Wolf Pack Acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. The Company believes the bargain purchase gain resulted from an opportunistic transaction. This has been presented as a separate line item on the condensed consolidated statements of operations for the three and six months ended June 30, 2026.

The fair values assigned to certain assets acquired and liabilities assumed in relation to the Wolf Pack Acquisition have been prepared on a preliminary basis with information currently available and are subject to change. The Company expects to finalize its analysis by the second quarter of 2027. The following table summarizes the fair values of assets acquired and liabilities assumed in the Wolf Pack Acquisition in accordance with ASC 805:

Wolf Pack
Accounts receivable-trade	$7.9
Inventories	0.3
Other current and non-current assets	(0.8)
Property and equipment	22.7
Accounts payable	(4.2)
Accrued liabilities	(1.6)
Other current and non-current liabilities	(0.9)
Bargain purchase, net of deferred taxes	(6.5)
Total purchase price	$16.9

Unaudited Supplemental Pro Forma Information

The unaudited supplemental pro forma financial information has been provided for illustrative purposes only and does not purport to be indicative of the actual results that would have been achieved by combining the companies for the periods presented, or of the results that may be achieved by the combined companies in the future. Further, actual results may vary significantly from the results reflected in the following unaudited supplemental pro forma financial information because of future events and transactions, as well as other factors. The unaudited supplemental pro forma financial information does not include adjustments to reflect the impact of other cost savings or synergies that may result from the Wolf Pack Acquisition.

On a pro forma basis to give effect to the Wolf Pack Acquisition, as if it occurred on January 1, 2025, revenues and net loss for the three and six months ended June 30, 2026 and June 30, 2025 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Revenues	$174.1	$168.9	$329.0	$332.6
Net loss	(6.2)	(19.1)	(30.5)	(47.0)
From the acquisition date through June 30, 2026, Wolf Pack contributed approximately $3.4 of revenue and $0.3 of net income (excluding the $6.5 bargain purchase gain and $1.8 tax benefit related to the Wolf Pack

Acquisition) to the Company’s consolidated results. We incurred transaction costs related to the Wolf Pack Acquisition of approximately $0.8 and have included these on the income statement under “Selling, general and administrative”.
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	June 30, 2026	December 31, 2025
Spare parts	$19.4	$19.3
Plugs	8.4	9.0
Consumables	4.6	4.6
Other	3.1	1.9
Subtotal	35.5	34.8
Less: Inventory reserve	(3.5)	(4.1)
Total inventories, net	$32.0	$30.7

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $3.5 and $4.1 as of June 30, 2026 and December 31, 2025, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			June 30, 2026	December 31, 2025
Land, buildings and improvements	1	—	40	$35.3	$36.1
Machinery	1	—	20	306.4	299.8
Equipment and furniture	1	—	15	277.5	248.6
ROU assets - finance leases	1	—	20	83.5	84.9
Total property and equipment				702.7	669.4
Less: Accumulated depreciation and amortization				(542.0)	(512.3)
Add: Construction in progress				4.1	4.0
Total property and equipment, net				$164.8	$161.1

Depreciation expense related to non-leased fixed assets was $15.9 and $18.9 for the three months ended June 30, 2026 and 2025, respectively, and $32.8 and $37.9 for the six months ended June 30, 2026 and 2025, respectively. Finance lease amortization expense was $4.8 and $4.6 for the three months ended June 30, 2026 and 2025, respectively, and $9.7 and $10.2 for the six months ended June 30, 2026 and 2025, respectively.

Assets Held for Sale

As of June 30, 2026, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $1.0. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of one operational facility and select equipment. These assets were being actively marketed for sale as of June 30, 2026 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 5 - Debt
Outstanding debt consisted of the following:

	June 30, 2026	December 31, 2025
2030 Senior Notes	$254.3	$244.1
2028 ABL Facility	56.0	36.0
Total principal outstanding	310.3	280.1
Less: Unamortized debt issuance costs	(5.6)	(6.2)
Less: Unamortized issue discount	(15.8)	(15.6)
Total debt	288.9	258.3
Less: Current portion of long-term debt	4.6	4.4
Long-term debt	$284.3	$253.9
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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ended March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7.00% of revenues during such test period.

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

On March 6, 2026, the requisite holders agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering (as defined below) program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility. As of June 30, 2026, the Company was in compliance with its debt covenants under the 2030 Senior Notes.

During the second quarter of 2026, the Company entered into debt-for-equity exchange agreements (the “Exchange Agreements” and each, an “Exchange Agreement”) with certain holders (the “Noteholders”) of the 2030 Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $2.2 in aggregate principal amount of the Company’s outstanding Notes for an aggregate of 627,521 shares of Common Stock.
As of June 30, 2026, the principal amount outstanding under the 2030 Senior Notes was $254.3. On a net basis, after taking into consideration unamortized debt issuance costs and issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of June 30, 2026 was $232.9. The effective interest rate under the 2030 Senior Notes was approximately 12.12% on June 30, 2026. Accrued interest related to the 2030 Senior Notes was $— as of June 30, 2026 and $— as of December 31, 2025.

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

The initial funding under the 2028 ABL Facility occurred on March 12, 2025, and the proceeds therefrom were used to repay the Company’s 2018 credit facility with JPMorgan Chase Bank, N.A. as administrative agent (the “Prior ABL Facility”) in full. After giving effect to the foregoing, we had approximately $39.9 of available borrowing capacity under the 2028 ABL Facility. The 2028 ABL Facility includes a springing financial covenant which requires the Company’s consolidated fixed charge coverage ratio to be at least 1.00 to 1.0 if availability under the Revolving Facility falls below $7.0.

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of June 30, 2026, the Company was in compliance with its financial covenants under the 2028 ABL Facility.
As of June 30, 2026, the borrowings outstanding under the 2028 ABL Facility were $56.0. The effective interest rate under the 2028 ABL Facility was approximately 8.36% on June 30, 2026. Accrued interest related to the 2028 ABL Facility was $0.5 as of June 30, 2026 and $0.4 as of December 31, 2025.
We have funds available under the 2028 ABL Facility of $45.4 on the June 30, 2026 borrowing base certificate, which includes the undrawn availability on the FILO Facility.

Prior ABL Facility

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the 2028 ABL Facility and the commitments thereunder terminated.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the 2028 ABL Facility were $6.8 at June 30, 2026 and $6.9 at December 31, 2025. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

As of June 30, 2026, the Company had $12.3 of outstanding indebtedness related to the financing of various insurance premiums and vehicles and equipment at a weighted average interest rate of approximately 11.80%. Included in this amount is $7.2 of lease agreements for vehicles and equipment we entered into during the three months ended in June 30, 2026, which qualify for failed sale-leaseback treatment in conjunction with the Wolf Pack Acquisition and consequently are treated as financing agreements. These agreements are included on the balance sheet under “Accrued liabilities” at $2.1 Other non-current liabilities” at $5.1.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $56.0 and $36.0 debt outstanding under the 2028 ABL Facility as of June 30, 2026 and December 31, 2025, respectively. The fair value of the 2028 ABL Facility approximates its carrying value as of June 30, 2026.

The following tables present the placement in the fair value hierarchy of the 2030 Senior Notes, based on market prices for publicly traded debt, as of June 30, 2026 and December 31, 2025:

		Fair value measurements at reporting date
	June 30, 2026	Level 1	Level 2	Level 3
2030 Senior Notes	$237.7	$—	$—	$237.7
Total Senior Notes	$237.7	$—	$—	$237.7

		Fair value measurements at reporting date
	December 31, 2025	Level 1	Level 2	Level 3
2030 Senior Notes	$246.0	$—	$—	$246.0
Total Senior Notes	$246.0	$—	$—	$246.0

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of June 30, 2026 and December 31, 2025:

		Fair value measurements at reporting date using
	June 30, 2026	Level 1	Level 2	Level 3
Assets Held for Sale	$2.2	$—	$2.2	$—
Total Assets Held for Sale	$2.2	$—	$2.2	$—

Fair value measurements at reporting date using
	December 31, 2025	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$—	$—	$—
Total Assets Held for Sale	$—	$—	$—	$—

During the three and six months ended June 30, 2026, there was no before-tax loss (gain) related to Assets Held for Sale. During the three and six months ended June 30, 2025, the before-tax loss related to Assets Held for Sale was $0.4 and $0.4.

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

Common Stock offered and sold in the ATM Offering was issued pursuant to the Company’s shelf registration statement on Form S-3 (Registration No. 333-271182) filed with the SEC on April 7, 2023 and declared effective on April 19, 2023 (the “Registration Statement”), the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that formed a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement were made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Registration Statement expired on April 19, 2026 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

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

During the three and six months ended June 30, 2026, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.2 and $0.2, respectively.

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

Compensation cost recognized during the three and six months ended June 30, 2026 and June 30, 2025 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.6 and $0.6 for the three months ended June 30, 2026 and 2025, respectively, and $0.9 and $1.4 for the six months ended June 30, 2026 and 2025, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $2.9 at June 30, 2026 and $3.0 at December 31, 2025.
NOTE 9 - Income Taxes

Income tax benefit was $1.7 and $1.5 for the three and six months ended June 30, 2026, respectively, and was comprised primarily of state and local taxes, offset by a deferred tax benefit recognized from a reduction in the valuation allowance related to the Wolf Pack Acquisition. Comparatively, income tax expense was $0.2 and $0.4 for the three and six months ended June 30, 2025, respectively, and was comprised primarily of state and local taxes. The Company has a full valuation allowance recorded against its net deferred tax assets and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

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

The following tables present revenues, significant expenses and operating (loss) income by reportable segment:

	Three Months Ended
	June 30, 2026					June 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$50.8	$64.7	$52.0	$(0.2)	$167.3	$54.2	$59.0	$46.2	$(0.4)	$159.0
Less
Cost of sales	40.9	52.4	36.7	(0.2)		40.2	48.7	36.6	(0.4)
Depreciation and amortization	5.4	7.5	7.2			6.5	8.4	8.4
Selling, general and administrative(1)	2.0	2.9	1.6			1.9	3.0	1.5
Other segment items	2.3	1.7	1.4			2.3	0.6	1.0
Segment operating income	$0.2	$0.2	$5.1	$—	$5.5	$3.3	$(1.7)	$(1.3)	$—	$0.3
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(3.4)					(9.0)
Interest income					0.0					0.0
Interest expense					(12.5)					(11.0)
Gain on debt extinguishment					0.3					—
Loss before income tax					$(10.1)					$(19.7)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the three months ended June 30, 2026, these consist of $1.0 of cost of sales, $0.7 of depreciation and amortization, $7.4 of selling, general and administrative, and $(5.7) of other expenses. For the three months ended June 30, 2025, these consist of $0.6 of cost of sales, $0.4 of depreciation and amortization, $7.6 of selling, general and administrative, and $0.4 of other expenses.

	Six Months Ended
	June 30, 2026					June 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$89.4	$118.4	$104.6	$(0.4)	$312.0	$102.1	$124.4	$87.2	$(0.7)	$313.0
Less
Cost of sales	74.7	98.2	75.5	(0.4)		77.9	98.4	72.4	(0.7)
Depreciation and amortization	11.3	15.4	15.1			13.3	16.7	17.4
Selling, general and administrative(1)	3.9	6.0	3.2			3.8	6.4	3.1
Other segment items	3.1	2.0	2.7			4.0	1.6	3.7
Segment operating income	$(3.6)	$(3.2)	$8.1	$—	$1.3	$3.1	$1.3	$(9.4)	$—	$(5.0)
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(11.3)					(20.2)
Interest income					0.0					0.3
Interest expense					(24.2)					(21.3)
Gain (loss) on debt extinguishment					0.3					(1.2)
Loss before income tax					$(33.9)					$(47.4)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the six months ended June 30, 2026, these consist of $1.9 of cost of sales, $0.9 of depreciation and amortization, $13.8 of selling, general and administrative, and $(5.3) of other expenses. For the six months ended June 30, 2025, these consist of $1.4 of cost of sales, $1.0 of depreciation and amortization, $17.0 of selling, general and administrative, and $0.8 of other expenses.

Other segment items include research and development costs, allocations and other expenses.

The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	June 30, 2026					June 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$7.6	$15.8	$15.0	$(0.2)	$38.2	$5.4	$10.4	$10.4	$(0.4)	$25.8
Completion	25.8	33.4	28.3		87.5	30.6	30.9	27.0		88.5
Production	12.2	10.1	3.9		26.2	13.4	10.9	4.0		28.3
Intervention	5.2	5.4	4.8		15.4	4.8	6.8	4.8		16.4
Total revenues	$50.8	$64.7	$52.0	$(0.2)	$167.3	$54.2	$59.0	$46.2	$(0.4)	$159.0

	Six Months Ended
	June 30, 2026					June 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$13.5	$26.5	$27.5	$(0.4)	$67.1	$12.9	$22.4	$21.8	$(0.7)	$56.4
Completion	43.5	61.6	60.4		165.5	52.9	63.8	49.9		166.6
Production	22.9	19.6	7.6		50.1	25.8	23.3	6.9		56.0
Intervention	9.5	10.7	9.1		29.3	10.5	14.9	8.6		34.0
Total revenues	$89.4	$118.4	$104.6	$(0.4)	$312.0	$102.1	$124.4	$87.2	$(0.7)	$313.0

The following table presents total assets by segment:

	As of
	June 30, 2026	December 31, 2025
Rocky Mountains	$93.3	$103.0
Southwest	162.0	139.2
Northeast/Mid-Con	108.7	92.4
Total	364.0	334.6
Unallocated assets	7.9	5.7
Total assets	$371.9	$340.3

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Rocky Mountains	$2.2	$1.3	$3.9	$2.8
Southwest	2.0	3.9	3.8	10.0
Northeast/Mid-Con	4.3	7.4	9.5	14.5
Unallocated expenditures	0.1	0.1	0.1	0.4
Total capital expenditures	$8.6	$12.7	$17.3	$27.7

NOTE 11 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended June 30, 2026 and 2025, 0.3 and 0.8 million shares of Common Stock, respectively, and for the six months ended June 30, 2026 and 2025, 0.4 and 0.7 million shares of Common Stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and six months ended June 30, 2026 and 2025 are as follows:

	Three Months Ended		Six Months Ended
	June 30, 2026	June 30, 2025	June 30, 2026	June 30, 2025
Net loss	$(8.4)	$(19.9)	$(32.4)	$(47.8)
(Shares in millions)
Basic weighted average common shares	20.5	19.2	20.0	18.2
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	20.5	19.2	20.0	18.2

Basic net loss per common share	$(0.41)	$(1.04)	$(1.62)	$(2.63)
Diluted net loss per common share	$(0.41)	$(1.04)	$(1.62)	$(2.63)
NOTE 12 - Related Party Transactions

Stuart Porter, a greater than 5% passive shareholder of the company, is the Senior Partner of Trace Capital. From time to time and in the ordinary course of business and at arms-length, certain Trace Capital portfolio companies engage us as service providers. The revenue associated with these related party transactions was $1.4 and $0.1 for the three months ended June 30, 2026 and 2025, respectively, and $4.8 and $0.5 for the six months ended June 30, 2026 and 2025, respectively. The related accounts receivable balance was $0.7 and $3.9 as of June 30, 2026 and December 31, 2025, respectively.
NOTE 13 - Subsequent Events

Backstop Agreement

On August 6, 2026, the Company entered into a Rights Offering Backstop Agreement (the “Backstop Agreement”) with the holders of the 2030 Senior Notes (the “Backstop Parties”), in connection with the Rights Offering (as defined below), to purchase aggregate Individual Backstop Commitments (as defined below) of $94.0. Pursuant to the Rights Offering, the Company will distribute to all eligible holders of record of its Common Stock, as of 5:00 p.m., New York City time on August 21, 2026 (the “Record Date”), at no cost and on a pro rata basis, transferable subscription rights to purchase shares of Common Stock at the Subscription Price (as defined below).

Pursuant to the terms of the Backstop Agreement, and subject to the satisfaction of certain conditions thereunder, the Backstop Parties have committed, severally and not jointly, to purchase from the Company, at the Subscription Price, any unsubscribed shares in the Rights Offering following the expiration of the Rights Offering, through an exchange of the Backstop Parties’ 2030 Senior Notes for such shares, whereby (x) the exchange price for any exchanged 2030 Senior Notes shall be 100% of the principal amount thereof and (y) any accrued and unpaid interest on any exchanged 2030 Senior Notes shall also be exchanged for additional shares of Common Stock at the Subscription Price (the “Backstop Exchange”). Each Backstop Party’s individual backstop commitment (the “Individual Backstop Commitment”) shall decrease automatically, as necessary, (x) to ensure that such Backstop Party, together with its affiliates, will own no more than 30.0% of the Company’s outstanding Common Stock on a pro forma fully diluted basis, including all Common Stock held by such Backstop Party and any Common Stock to be purchased pursuant to the exercise of Subscription Rights and the Backstop Exchange, and (y) to the extent that the aggregate gross cash proceeds received from Rights Offering subscriptions, together with the aggregate Individual Backstop Commitments, exceeds $125.0. Each Backstop Party shall have the right, but shall not be obligated, to increase its Individual Backstop Commitment prior to August 21, 2026.

Each Backstop Party shall have the right, but shall not be obligated, to exercise all Basic Subscription Rights (as defined below) and Over-Subscription Rights (as defined below) allocated to such Backstop Party in the Rights Offering; provided that any such exercise shall be the purchase of shares of Common Stock for cash in accordance with the Rights Offering prospectus and shall not reduce the Backstop Party’s Individual Backstop Commitment.

Shares of Common Stock acquired by the Backstop Parties pursuant to the Backstop Exchange are not registered under the Securities Act, and will be issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. The Backstop Parties are entitled to customary registration rights in respect of such shares pursuant to a registration rights agreement to be entered into at closing (the “Registration Rights Agreement”). The Backstop Agreement contains customary representations and warranties from the Company, on the one hand, and from the Backstop Parties on the other hand. The Backstop Agreement also contains customary covenants and agreements by the Company and the Backstop Parties. The closing of the Backstop Exchange is subject to certain closing conditions, including consummation of the Rights Offering, the accuracy of the representations and warranties of each party (subject to certain customary exceptions), material compliance by each party with its covenants under the Backstop Agreement, execution and delivery of the Registration Rights Agreement, execution and delivery of the A&R Indenture (as defined below) governing the 2030 Senior Notes, and, with respect to the obligations of the Backstop Parties, aggregate Individual Backstop Commitments of at least $94.0.

The Backstop Agreement shall terminate automatically without any action by or on behalf of any party (i) if the Rights Offering is validly terminated in accordance with its terms without being consummated or (ii) upon the parties’ mutual written consent. Effective as of the closing of the Backstop Exchange, each of Cross Ocean Partners Management LP and Whitebox Advisors LLC (each on behalf of certain of their respective advised funds), for so long as such entity, together with its controlled affiliates, holds at least 10% of the Company’s outstanding Common Stock after giving effect to the closing (each, a “Designating Holder”), shall have the right to designate one individual (each, a “Designated Director”) for appointment to the Board, subject to certain eligibility requirements. The Company agreed to use its reasonable best efforts to cause each Designated Director to be appointed to the Board effective as of the closing. Each Designating Holder will have the right to have its Designated Director nominated for election as a director at each subsequent annual meeting of stockholders of the Company and included among the slate of nominees recommended by the Board for election at each such annual meeting of stockholders for so long as such Designating Holder (together with its controlled affiliates) continues to beneficially own at least 7.5% of the Company’s outstanding Common Stock.

Amended and Restated Indenture

Substantially concurrently with the closing of the Backstop Exchange, and in connection with the Rights Offering, the Company, the subsidiaries party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent, will enter into an Amended and Restated Indenture (the “A&R Indenture”). The A&R Indenture will amend and restate in its entirety the 2030 Senior Notes Indenture, governing the 2030 Senior Notes. The 2030 Senior Notes will remain guaranteed and secured on substantially the same terms other than as described below.

The 2030 Senior Notes Indenture will be amended and restated to provide additional covenant flexibility and other amendments, including, among other things: (i) reset the total net leverage ratio maintenance covenant step-down schedule to: (w) 4.50:1.00, commencing with the fiscal quarter ending September 30, 2026, (x) 4.00:1.00, commencing on the fiscal quarter ending June 30, 2027, (y) 3.50:1.00, commencing on the fiscal quarter ending June 30, 2028, and (z) 3.00:1.00, commencing on the fiscal quarter ending June 30, 2029, (ii) relax the total net leverage ratio incurrence test for additional indebtedness from 2.50:1.00 to 3.00:1.00, (iii) permanently exclude capital lease obligations from the definition of “Consolidated Total Indebtedness” for purposes of the financial maintenance covenant, incurrence-based tests/ratios/baskets, and the Secured Net Leverage Ratio (as defined in the A&R Indenture), (iv) increase the basket for indebtedness in respect of purchase money obligations and capital lease obligations from $75.0 to $85.0, (v) provide for par redemption of 2030 Senior Notes in connection with the Backstop Agreement and exclude Rights Offering redemption proceeds from the excess cash flow sweep, (vi) reset the make-whole expiry date to two years from the effective date of the A&R Indenture and reduce the premium from 102% to 101%, (vii) grant the holders of the 2030 Senior Notes a right of first offer with respect to any debtor-in-possession financing secured by notes priority collateral on a pro rata basis and (viii) require that any opportunity to provide permitted pari passu notes lien indebtedness be offered first to existing holders on a pro rata basis.

Rights Offering

On August 10, 2026, the Company announced that its Board approved the Rights Offering, which will be available to all holders of record of Common Stock, as of 5:00 p.m., New York City time, on the Record Date. The Rights Offering will be made through a distribution to all holders of record of Common Stock as of the Record Date of transferable subscription rights to purchase shares of Common Stock at a subscription price of $1.49 per share (the “Subscription Price”). The Rights Offering is currently expected to commence on August 24, 2026, and expire at 5:00 p.m., New York City time, on September 23, 2026 (the “Expiration Date”). The rights being issued in the offering are expected to be listed for trading on The Nasdaq Stock Market LLC under the symbol “KLXER” and therefore will be transferable.

Pursuant to the Rights Offering, each stockholder of the Company of record as of the Record Date will receive one subscription right for each share of Common Stock held by such stockholder as of the Record Date, and each subscription right will entitle the holder to purchase 3.885 shares of Common Stock at the Subscription Price per share (the “Basic Subscription Right”). Each stockholder who exercises its Basic Subscription Rights may subscribe for additional shares of Common Stock to the extent they are available, at the Subscription Price (the “Over-Subscription Right” and, together with the Basic Subscription Right, the “Subscription Rights”); provided that no stockholder (other than the Backstop Parties) shall be entitled to exercise Subscription Rights to the extent that such exercise would result in such stockholder, together with its affiliates and any persons acting in concert with such stockholder, beneficially owning more than 9.995% of the Company’s outstanding Common Stock on a pro forma basis after giving effect to such exercise. The Company will not issue any fractional shares of Common Stock in the Rights Offering, and all exercises of Subscription Rights will be rounded down to the nearest whole share. In addition, the Company will not issue fractional Subscription Rights or pay cash in lieu of fractional Subscription Rights.

The Company intends to use any net cash proceeds it receives in connection with the Rights Offering up to $31.0 for general corporate purposes, and for any amounts over $31.0, the Company intends to repurchase 2030 Senior Notes at par, which is permitted under the Backstop Agreement.

The Rights Offering will be made pursuant to the Company’s existing effective shelf registration statement on Form S-3 (Reg. No. 333-295905) on file with the Securities and Exchange Commission (the “SEC”) and a prospectus supplement (and the accompanying base prospectus) to be filed with the SEC prior to the commencement of the Rights Offering. The Company reserves the right to extend, amend or terminate the planned Rights Offering, subject to certain conditions, at any time.
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
•our ability to launch and complete the Rights Offering and related transactions as expected; and

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

The following discussion and analysis addresses the results of our operations for the three and six months ended June 30, 2026, as compared to our results of operations for the three and six months ended June 30, 2025. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On June 2, 2026 (the “Closing Date”), KLXE completed the acquisition of certain assets owned by Wolf Pack Rentals, LLC (the “Wolf Pack Acquisition”). The purchase price for the Wolf Pack Acquisition is $16.9, subject to customary post-closing adjustments and to be paid as follows: (i) on the Closing Date, the Buyer paid the Seller $14.1; (ii) two deferred payments of $1.5 each, to be paid at 180 and 360 days after the Closing Date, either in cash or shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), in its sole discretion, with a net present value of $2.7; and (iii) estimated post-closing adjustment to the purchase price of $0.1.

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

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. So far in 2026, factors affecting oil prices have included instability and conflict in the Middle East, output increases from the largest oil-producing countries and changes in the growth rate of the U.S. and world economies. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel increased by approximately 48.1%, to $95.65 per Bbl during the three months ended June 30, 2026, compared to the WTI average daily price per barrel of $64.57 per Bbl during the three months ended June 30, 2025. Prices during the quarter were volatile, swinging between $70.30 at their lowest and $114.58 at their highest. As of June 30, 2026, U.S. land rig count stood at 561, which is an increase of 5.8% compared to the rig count at the prior quarter-end of 530 and an increase of 6.5% compared to December 31, 2025, when the U.S. land rig count was 527.

Looking ahead to the year ending December 31, 2026, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will continue to cautiously allocate capital. So far in the year ending December 31, 2026, WTI prices have increased when the conflict with Iran intensified and have decreased when the conflict deescalated. Although we expect this dynamic to hold for the foreseeable future, it is difficult to anticipate future changes in price. As oil price remains above the break-even level for most operators, we expect the industry to retain a cautious approach to drilling and completion expansion.

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

Results of Operations
Three Months Ended June 30, 2026 Compared to Three Months Ended June 30, 2025

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	June 30, 2026	June 30, 2025	% Change
Revenue:
Rocky Mountains	$50.8	$54.1	(6.1)%
Southwest	64.5	58.8	9.7%
Northeast/Mid-Con	52.0	46.1	12.8%
Total revenue	$167.3	$159.0	5.2%

	Three Months Ended
	June 30, 2026	June 30, 2025	% Change
Revenue:
Drilling	$38.2	$25.8	48.1%
Completion	87.5	88.5	(1.1)%
Production	26.2	28.3	(7.4)%
Intervention	15.4	16.4	(6.1)%
Total revenue	$167.3	$159.0	5.2%

For the quarter ended June 30, 2026, revenues were $167.3, an increase of $8.3, or 5.2%, as compared with the prior year period. The overall increase in revenues reflects an increase in activity during the quarter, leading to higher demand for our services. Higher weighted average volume contributed to approximately all of the $8.3 increase. On a segment basis, Rocky Mountains segment revenue decreased by $3.3 or 6.1%. Lower weighted average volume contributed to approximately all of the dollar decrease. Southwest segment revenue increased by $5.7 or 9.7%. Higher weighted average price contributed to approximately 22% of the dollar increase, and higher weighted average volume contributed to the remaining approximately 78%. Northeast/Mid-Con segment revenue increased by $5.9 or 12.8%. Higher weighted average volume contributed to approximately all of the dollar increase.

Cost of sales. For the quarter ended June 30, 2026, cost of sales were $130.9, or 78.2% of sales, as compared to the three months ended June 30, 2025 of $125.6, or 79.0% of sales. Cost of sales as a percentage of revenues decreased primarily due to higher leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues increased, labor costs per employee increased by 5.7% as compared with the three months ended June 30, 2025. Repair & maintenance costs as a percentage of revenues decreased by 9.0% as compared to the three months ended June 30, 2025, due to the higher pricing during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended June 30, 2026, SG&A expenses were $19.0, or 11.4% of revenues, as compared with $18.0, or 11.3% of revenues, in the prior year period. SG&A expenses decreased slightly while revenues increased during the quarter, which caused the percentage of revenues to improve compared to the three months ended June 30, 2025.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Three Months Ended
	June 30, 2026	June 30, 2025	% Change
Operating income (loss):
Rocky Mountains	$0.2	$3.3	(93.9)%
Southwest	0.2	(1.7)	111.8%
Northeast/Mid-Con	5.1	(1.3)	492.3%
Corporate and other	(3.4)	(9.0)	62.2%
Total operating income (loss)	$2.1	$(8.7)	124.1%

For the quarter ended June 30, 2026, operating income was $2.1 compared to operating loss of $8.7 in the prior year period, due to an increase in activity and pricing.

The operating results across our three geographic segments broadly declined as a function of lower revenues compared to the prior year period. Rocky Mountains segment operating income was $0.2, Southwest segment operating income was $0.2, and Northeast/Mid-Con segment operating income was $5.1 for the three months ended June 30, 2026.

Income tax (benefit) expense. For the quarter ended June 30, 2026, income tax benefit was $1.7, as compared to income tax expense of $0.2 in the prior year period, with the change primarily due to a deferred tax benefit recognized from the reduction in the valuation allowance, offset by state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the quarter ended June 30, 2026, net loss was $8.4, as compared to net loss of $19.9 in the prior year period, improving primarily as a result of higher leverage of fixed costs as discussed above.

Results of Operations
Six Months Ended June 30, 2026 Compared to Six Months Ended June 30, 2025

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Six Months Ended
	June 30, 2026	June 30, 2025	% Change
Revenue:
Rocky Mountains	$89.4	$101.9	(12.3)%
Southwest	118.1	124.0	(4.8)%
Northeast/Mid-Con	104.5	87.1	20.0%
Total revenue	$312.0	$313.0	(0.3)%

	Six Months Ended
	June 30, 2026	June 30, 2025	% Change
Revenue:
Drilling	$67.1	$56.4	19.0%
Completion	165.5	166.6	(0.7)%
Production	50.1	56.0	(10.5)%
Intervention	29.3	34.0	(13.8)%
Total revenue	$312.0	$313.0	(0.3)%

For the six months ended June 30, 2026, revenues were $312.0, a decrease of $1.0, or 0.3%, as compared with the prior year period. The overall decrease in revenues reflects a slight decline in activity during the six months ended, leading to lower demand for our services. Lower weighted average price contributed to approximately all of the $1.0 decrease. On a segment basis, Rocky Mountains segment revenue decreased by $12.5 or 12.3%. This decrease was driven predominantly by a decrease in weighted average price. Southwest segment revenue decreased by $5.9 or 4.8%. Lower weighted average price contributed to approximately 71% of the decrease, and lower weighted average volume contributed to the remaining approximately 29%. Northeast/Mid-Con segment revenue increased by $17.4 or 20.0%. Higher weighted average price contributed to approximately 51% of the dollar increase, and higher weighted average volume contributed to the remaining approximately 49%.

Cost of sales. For the six months ended June 30, 2026, cost of sales were $250.0, or 80.1% of sales, as compared to the six months ended June 30, 2025 of $249.4, or 79.7% of sales. Cost of sales as a percentage of revenues increased primarily due to lower leverage of fixed costs during the six months ended. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues increased, labor costs per employee increased by 3.3% as compared with the six months ended June 30, 2025. Repair & maintenance costs as a percentage of revenues decreased by (1.5)% as compared to the six months ended June 30, 2025, due to lower utilization during the six months ended.

Selling, general and administrative expenses (“SG&A”). For the six months ended June 30, 2026, SG&A expenses were $34.4, or 11.0% of revenues, as compared with $39.6, or 12.7% of revenues, in the prior year period. The decrease in percentage of revenues is due to SG&A decreasing at a higher rate than revenues compared to the six months ended June 30, 2025.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Six Months Ended
	June 30, 2026	June 30, 2025	% Change
Operating (loss) income:
Rocky Mountains	$(3.6)	$3.1	NM
Southwest	(3.2)	1.3	NM
Northeast/Mid-Con	8.1	(9.4)	NM
Corporate and other	(11.3)	(20.2)	44.1%
Total operating loss	$(10.0)	$(25.2)	60.3%

For the six months ended June 30, 2026, operating loss was $10.0 compared to operating loss of $25.2 in the prior year period, due to a reduction in activity and pricing.

The operating results across our three geographic segments were mixed compared to the prior year period. Rocky Mountains segment operating loss was $3.6, Southwest segment operating loss was $3.2, and Northeast/Mid-Con segment operating income was $8.1 for the six months ended June 30, 2026.

Income tax (benefit) expense. For the six months ended June 30, 2026, income tax benefit was $1.5, compared to income tax expense of $0.4 in the prior year period, with the change primarily due to a deferred tax benefit recognized from the reduction in the valuation allowance, offset by state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the six months ended June 30, 2026, net loss was $32.4, as compared to net loss of $47.8 in the prior year period, improving primarily as a result of improvements in profitability in the Northeast/Mid-Con and Corporate.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility (as defined below) and 2028 ABL Facility (as defined below) and cash flows from operations. At June 30, 2026, we had $7.9 of cash and cash equivalents, and $45.4 available capacity under the 2028 ABL Facility.

We have taken several actions to continue to improve our liquidity position, including efficiencies gained from the QES Merger, equity issuances under our ATM Offering program, debt-for-equity exchanges that have reduced interest burden and monetized non-core and obsolete assets. Most recently, we completed a refinancing of our long-term indebtedness on March 12, 2025, as described in greater detail under “—Refinancing”, “—ABL Facilities—2028 ABL Facility” and “—Senior Secured Notes—2030 Senior Notes” below. As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may further access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure. On August 6, 2026, our Board approved a backstopped Rights Offering expected to result in gross proceeds of up to $125.0 and a $94.0 reduction in the outstanding principal amount of the 2030 Senior Notes. The Company intends to use any net cash proceeds it receives in connection with the Rights Offering up to $31.0 for general corporate purposes, and for any amounts over $31.0, the Company intends to repurchase 2030 Senior Notes at par, which is permitted under the Backstop Agreement. For additional information, see “Note 13 - Subsequent Events” above.

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

Our 2028 ABL Facility matures on March 7, 2028 and we intend to work with our existing lenders or other sources of capital to refinance the 2028 ABL Facility.

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we have evaluated several alternatives for deleveraging including debt for equity exchanges, non-core asset sales or other potential transactions to recapitalize, refinance or otherwise restructure our capital structure and our Board has determined to move forward with the Rights Offering described above. For risks associated with the Rights Offering, please see “Part II. Item 1A Risk Factors-Risks Related to the Rights Offering” below.

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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than 4.50 to 1.0 for the test periods ended March 31, 2025 through December 31, 2025, stepping down to 4.00 to 1.0 for the test periods ending March 31, 2026 through December 31, 2026, 3.50 to 1.0 for the test periods ending March 31, 2027 through December 31, 2027, 3.00 to 1.0 for the test periods ending March 31, 2028 through December 31, 2028, and 2.50 to 1.0 for each test period thereafter and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7.00% of revenues during such test period.

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

On March 6, 2026, the requisite Investors agreed to execute the First Amendment to the Indenture to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31,

2027 and (iii) clarifying that proceeds from our ATM Offering program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility. As of June 30, 2026, the Company was in compliance with its financial covenants under the 2030 Senior Notes.

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

During the second quarter of 2026, the Company entered into debt-for-equity exchange agreements (the “Exchange Agreements” and each, an “Exchange Agreement”) with certain holders (the “Noteholders”) of the 2030 Senior Notes. Pursuant to the Exchange Agreements, the Noteholders exchanged $2.2 in aggregate principal amount of the Company’s outstanding Notes for an aggregate of 627,521 shares of Common Stock.

As of June 30, 2026, the principal amount outstanding under the 2030 Senior Notes was $254.3. On a net basis, after taking into consideration unamortized debt issuance costs and issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of June 30, 2026 was $232.9. The effective interest rate under the 2030 Senior Notes was approximately 12.12% on June 30, 2026. Accrued interest related to the 2030 Senior Notes was $— as of June 30, 2026 and $— as of December 31, 2025.

In connection with the Rights Offering (as described above), substantially concurrently with the closing of the Backstop Exchange, the Company, the subsidiaries party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent, will enter into the A&R Indenture (as defined above). The A&R Indenture will amend and restate in its entirety the 2030 Senior Notes Indenture. The 2030 Senior Notes will remain guaranteed and secured on substantially the same terms other than as described below. For additional information, see “Note 13 - Subsequent Events” above.
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

The availability of the Incremental Revolving Loans are subject to usual and customary conditions to effectiveness, including, for example, the Company electing to utilize such Incremental Revolving Loans by a date certain and the payment of required fees. Borrowings under the Revolving Facility (including, to the extent incurred, the Incremental Revolving Loans) bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 4.625%. Borrowings under the FILO Facility bear interest at a rate equal to adjusted term SOFR plus an applicable margin of 6.00%. The applicable margin under the Revolving Facility is subject to a 0.125% reduction and the applicable margin under the FILO Facility is subject to a 0.500% reduction, in each case upon the repayment in full of a $5.0 over-advance provided on the initial funding date under the Revolving Facility. The 2028 ABL Facility is secured by, among other things, a first priority lien on accounts receivable and inventory and contains customary conditions precedent to borrowing and affirmative and negative covenants.

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

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of June 30, 2026, the Company was in compliance with its financial covenants under the 2028 ABL Facility.
As of June 30, 2026, the borrowings outstanding under the 2028 ABL Facility were $56.0. The effective interest rate under the 2028 ABL Facility was approximately 8.36% on June 30, 2026. Accrued interest related to the 2028 ABL Facility was $0.5 as of June 30, 2026 and $0.4 as of December 31, 2025.

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

Capital Expenditures

Our capital expenditures were $17.3 during the six months ended June 30, 2026, compared to $27.7 in the six months ended June 30, 2025. We offset $5.6 of capital spending during the six months ended June 30, 2026 with the same amount of proceeds from asset sales. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur approximately $40.0 in total capital expenditures for the year ending December 31, 2026. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

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

Common Stock offered and sold in the ATM Offering was issued pursuant to the Registration Statement, the prospectus supplement relating to the ATM Offering filed with the SEC on March 14, 2025 and any applicable additional prospectus supplements related to the ATM Offering that formed a part of the Registration Statement. Sales of Common Stock under the Equity Distribution Agreement were made in transactions that are deemed to be “at the market offerings” as defined in Rule 415 under the Securities Act. The Registration Statement expired on April 19, 2026 pursuant to Rule 415(a)(5) under the Securities Act. Sales under the ATM Offering program may restart when and if the Company files a prospectus supplement under a successor registration statement.

The Company has used and plans to use the net proceeds from the ATM Offering, after deducting the Agent’s commissions and the Company’s offering expenses, for general corporate purposes, which may include, among other things, paying or refinancing all or a portion of the Company’s then-outstanding indebtedness, and funding acquisitions, capital expenditures and working capital.

During the three and six months ended June 30, 2026, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.2 and $0.2, respectively.

During the three and six months ended June 30, 2025, the Company sold 25,000 and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $0.1 and $0.6, respectively, and incurred legal and administrative fees of $0.1 and $0.1, respectively.

Cash Flows

Our cash flows provided by operating activities for the six months ended June 30, 2026 were approximately $10.8 as compared to approximately $18.5 used in operating activities for the six months ended June 30, 2025. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At June 30, 2026, we had $7.9 of cash and cash equivalents. Cash on hand at June 30, 2026 increased by $2.2, as a result of $10.8 of cash flows provided by operating activities, $25.2 of cash flows used in investing activities and $16.6 provided by financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Six Months Ended
	June 30, 2026	June 30, 2025
Cash and cash equivalents and restricted cash, beginning of period	$5.7	$91.6
Net cash flows provided by (used in) operating activities	10.8	(18.5)
Net cash flows used in investing activities	(25.2)	(21.3)
Net cash flows provided by (used in) financing activities	16.6	(34.5)
Net change in cash and cash equivalents and restricted cash	2.2	(74.3)
Cash and cash equivalents and restricted cash balance end of period	$7.9	$17.3

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $10.8 for the six months ended June 30, 2026, as compared to net cash used in operating activities of $18.5 for the six months ended June 30, 2025. The positive operating cash flows were attributable to improvements in working capital requirements in the current year.

Net cash used in investing activities

Net cash used in investing activities was $25.2 for the six months ended June 30, 2026, as compared to net cash used in investing activities of $21.3 for the six months ended June 30, 2025. Outside of the cash paid for the Wolf Pack Acquisition, the cash flows used in investing activities for the six months ended June 30, 2026 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $16.6 for the six months ended June 30, 2026, compared to net cash used in financing activities of $34.5 for the six months ended June 30, 2025. We refinanced both our 2025 Senior Notes and Prior ABL Facility during the six months ended June 30, 2025, which brought additional cash outlays in the prior year.
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

Business Combinations

We completed the Wolf Pack Acquisition on June 2, 2026. Wolf Pack’s results of operations have been included in our financial results for the period subsequent to the acquisition date.

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

In connection with the preparation of this Quarterly Report for the quarter ended June 30, 2026, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that its disclosure controls and procedures were effective as of June 30, 2026.

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

Risks Related to the Rights Offering

The Rights Offering may not be consummated on the terms described herein, or at all, and the anticipated benefits of the Rights Offering may not be realized.

The Rights Offering and the Backstop Exchange are subject to the satisfaction of various closing conditions, including the accuracy of representations and warranties, compliance with covenants, and execution of ancillary documents. There can be no assurance that these conditions will be satisfied or waived, that the Rights Offering will be consummated on the terms described herein or at all, or that the anticipated benefits of the Rights Offering, including deleveraging of the Company’s balance sheet, will be realized. If the Rights Offering is not completed, we may not have sufficient liquidity to meet our obligations as they become due or to comply with the covenants in our debt instruments, and we may need to pursue alternative financing or restructuring transactions on terms that may be less favorable to the Company and its stockholders. Additionally, the consummation of the Rights Offering is subject to prevailing market conditions, and holders of record may not exercise their subscription rights to purchase Common Stock if the trading price of the Common Stock is below the subscription price. While the Backstop Parties have committed to purchase unsubscribed shares through the Backstop Exchange, such purchases would be made through an exchange of 2030 Senior Notes for Common Stock rather than through the payment of cash, and would not bring additional cash proceeds to the Company.

If you do not fully exercise your subscription rights, your proportionate voting interest may be reduced and your relative ownership interest in the Company may be diluted.

As described above, we intend to offer transferable subscription rights to purchase up to $125.0 million in shares of Common Stock, which will result in the issuance of additional shares of our Common Stock. If stockholders choose not to fully exercise their subscription rights prior to the expiration of the Rights Offering, their proportionate voting interest may be reduced and their relative ownership interest in the Company may be diluted.

The sale of substantial amounts of our Common Stock could adversely affect the price of our Common Stock.

Sales of substantial amounts of our Common Stock in the public market, and the availability of shares of our Common Stock for future sale, including shares of our Common Stock to be issued in this Rights Offering, could cause the market price of our Common Stock to remain low for a substantial amount of time.

We cannot foresee the impact of such potential sales on the market, but it is possible that if a significant percentage of such available shares of Common Stock were attempted to be sold within a short period of time, the market for shares of our Common Stock would be adversely affected. Even if a substantial number of sales do not occur within a short period of time, the mere existence of this “market overhang” could have a negative impact on the market for our Common Stock and our ability to raise additional capital. Any disposition by the Backstop Parties or any other substantial stockholders of our Common Stock in the public market, or the perception that such dispositions could occur, could adversely affect prevailing market prices of our Common Stock.

The Company will have broad discretion in determining how the net proceeds from the Rights Offering will be used.

Although we intend to use any net cash proceeds we receive in connection with the Rights Offering for general corporate purposes, and for any amounts over $31.0 million, to repurchase 2030 Senior Notes at par, we will have broad discretion in determining how the remaining net proceeds from the Rights Offering will be used. Our flexibility in the use of the remaining net proceeds may result in increased risks to the investors in our Common Stock, as our stockholders may not agree with the manner in which we choose to allocate and spend the net proceeds.

The Backstop Parties may acquire a significant ownership position in the Company, which may allow them to exert significant influence over corporate matters.

Under the Backstop Agreement, the Backstop Parties have committed, severally and not jointly, to purchase from the Company any shares of Common Stock not otherwise sold in the Rights Offering through an exchange of their 2030 Senior Notes for shares of Common Stock at the subscription price. Pursuant to the Backstop Agreement, the aggregate backstop commitment amount is $94.0 million, which may be increased to up to $125.0 million prior to August 21, 2026, and each individual Backstop Party is subject to an aggregate 30% ownership limitation. If stockholders do not fully subscribe in the Rights Offering, we will issue all of the unsubscribed shares of Common Stock offered in the Rights Offering to the Backstop Parties pursuant to the Backstop Exchange, and our stockholders could experience significant and immediate dilution.

As a result of the Backstop Parties’ potential substantial ownership of our capital stock following the Rights Offering, certain Backstop Parties may be able to significantly influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or our assets. This concentration of ownership may limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. Additionally, pursuant to the Backstop Agreement, each Designating Holder (as defined above) shall have the right to designate one individual for appointment to our Board of Directors. This control may adversely affect the market price of our Common Stock.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended June 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
April 1, 2026 - April 30, 2026	—	$—	—	$48,859,603
May 1, 2026 - May 31, 2026	—	$—	—	$48,859,603
June 1, 2026 - June 30, 2026	—	$—	—	$48,859,603
Total	—		—
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

10.1
Rights Offering Backstop Agreement, dated August 6, 2026, by and among KLX Energy Services Holdings, Inc. and the credit parties thereto (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on August 10, 2026, File No. 001-38609).

10.2†	Amended and Restated Executive Employment Agreement, dated as of August 11, 2026, between Christopher J. Baker and KLX Energy Services Holdings, Inc.
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
31.2*	Certification of Principal Financial Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS*	XBRL Instance Document
101.SCH*	XBRL Taxonomy Extension Schema Document
101.CAL*	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF*	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB*	XBRL Taxonomy Extension Label Linkbase Document
101.PRE*	XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (formatted as Inline XBRL and contained in Exhibit 101)
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

Date: August 11, 2026

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer

Date: August 11, 2026