Form 10-Q
period 2026-09-30
KLX Energy Services Holdings, Inc.
filed 2026-11-06
CIK 1738827

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q
(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For The Quarterly Period Ended September 30, 2026

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission File No. 001-38609
 KLX Energy Services Holdings, Inc.
(Exact name of registrant as specified in its charter)

Delaware	36-4904146
(State of Incorporation)	(I.R.S. Employer Identification No.)

3040 Post Oak Boulevard, 15th Floor
Houston, TX 77056
(832) 844-1015

(Address, including zip code, and telephone number, including area code, of principal executive offices of registrant)

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Each Exchange on Which Registered
Common Stock, $0.01 Par Value	KLXE	The Nasdaq Global Select Market
Preferred Stock Purchase Rights	N/A	The Nasdaq Global Select Market

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

The registrant has one class of common stock, $0.01 par value, of which 105,717,389 shares were outstanding as of October 31, 2026.

KLX Energy Services Holdings, Inc.
Form 10-Q

PART I – FINANCIAL INFORMATION
ITEM 1. CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

KLX Energy Services Holdings, Inc.
Condensed Consolidated Balance Sheets
(In millions of U.S. dollars and shares, except per share data)

	September 30, 2026	December 31, 2025
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$5.0	$5.7
Accounts receivable–trade, net of allowance for credit losses of $1.7 and $1.7	131.3	102.7
Inventories, net	33.3	30.7
Prepaid expenses and other current assets	13.8	10.8
Total current assets	183.4	149.9
Property and equipment, net	156.4	161.1
Operating lease assets	20.0	22.3
Intangible assets, net	0.8	1.1
Other assets	5.6	5.9
Total assets	$366.2	$340.3
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Accounts payable	$75.7	$68.7
Accrued interest	1.1	0.4
Accrued liabilities	48.0	26.0
Current portion of long-term debt	12.6	4.4
Current portion of operating lease liabilities	7.3	7.1
Current portion of finance lease liabilities	10.7	19.6
Total current liabilities	155.4	126.2
Long-term debt	175.5	253.9
Long-term operating lease liabilities	13.7	15.9
Long-term finance lease liabilities	16.1	17.4
Other non-current liabilities	5.1	1.1
Commitments, contingencies and off-balance sheet arrangements (Note 7)
Stockholders’ equity:
Common stock, $0.01 par value; 110.0 authorized; 105.7 and 18.9 issued	1.1	0.2
Additional paid-in capital	686.7	571.3
Treasury stock, at cost, 0.0 shares and 0.5 shares	(0.0)	(6.2)
Accumulated deficit	(687.4)	(639.5)
Total stockholders’ equity	0.4	(74.2)
Total liabilities and stockholders’ equity	$366.2	$340.3
See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Operations
(In millions of U.S. dollars, except per share data)
(Unaudited)

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$185.6	$166.7	$497.6	$479.7
Costs and expenses:
Cost of sales	143.7	130.5	393.7	379.9
Depreciation and amortization	20.9	23.2	63.6	71.6
Selling, general and administrative	18.8	15.6	53.2	55.2
Research and development costs	0.5	0.4	1.4	1.2
Impairment and other charges	—	—	0.5	—
Bargain purchase gain	(0.2)	—	(6.7)	—
Operating income (loss)	1.9	(3.0)	(8.1)	(28.2)
Non-operating expense:
Interest income	(0.0)	(0.0)	(0.0)	(0.3)
Interest expense	13.4	11.1	37.6	32.4
Loss on debt extinguishment, net	3.8	—	3.5	1.2
Net loss before income tax	(15.3)	(14.1)	(49.2)	(61.5)
Income tax (benefit) expense	0.2	0.2	(1.3)	0.6
Net loss	$(15.5)	$(14.3)	$(47.9)	$(62.1)

Net loss per share-basic	$(0.68)	$(0.74)	$(2.29)	$(3.36)
Net loss per share-diluted	$(0.68)	$(0.74)	$(2.29)	$(3.36)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Stockholders' Equity
Nine Months Ended September 30, 2026 and September 30, 2025
(In millions of U.S. dollars and shares)
(Unaudited)

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2025	18.9	$0.2	$571.3	$(6.2)	$(639.5)	$(74.2)
Restricted stock, net of forfeitures	(0.1)	(0.0)	0.3	—	—	0.3
Purchase of treasury stock	—	—	—	(0.2)	—	(0.2)
Issuance of common stock, net of cost	0.4	0.0	—	—	—	0.0
Issuance of warrants	—	—	2.0	—	—	2.0
Exercise of warrants	1.3	0.0	—	—	—	0.0
Net loss	—	—	—	—	(24.0)	(24.0)
Balance at March 31, 2026	20.5	0.2	573.6	(6.4)	(663.5)	(96.1)
Restricted stock, net of forfeitures	(0.0)	(0.0)	0.5	—	—	0.5
Issuance of common stock, net of cost	0.7	0.0	1.6	—	—	1.6
Exercise of warrants	0.4	0.0	—	—	—	0.0
Net loss	—	—	—	—	(8.4)	(8.4)
Balance at June 30, 2026	21.6	0.2	575.7	(6.4)	(671.9)	(102.4)
Restricted stock, net of forfeitures	(0.0)	(0.0)	0.5	—	—	0.5
Cancellation of treasury stock	(0.6)	(0.0)	(6.4)	6.4	—	—
Issuance of common stock, net of cost	—	—	(0.2)	—	—	(0.2)
Issuance of common stock related to Equity Rights Offering	25.0	0.2	35.8	—	—	36.0
Issuance of common stock related to Backstop Exchange	59.2	0.6	81.3	—	—	81.9
Exercise of warrants	0.5	0.1	—	—	—	0.1
Net loss	—	—	—	—	(15.5)	(15.5)
Balance at September 30, 2026	105.7	1.1	686.7	(0.0)	(687.4)	0.4

	Common Stock		Additional Paid-in Capital	Treasury Stock	Accumulated Deficit	Total Stockholders’ Equity
	Shares	Amount
Balance at December 31, 2024	17.5	$0.2	$557.5	$(5.8)	$(562.4)	$(10.5)
Restricted stock, net of forfeitures	—	—	0.8	—	—	0.8
Purchase of treasury stock	—	—	—	(0.4)	—	(0.4)
Issuance of common stock, net of cost	0.6	0.0	0.4	—	—	0.4
Issuance of warrants	—	—	11.0	—	—	11.0
Net loss	—	—	—	—	(27.9)	(27.9)
Balance at March 31, 2025	18.1	0.2	569.7	(6.2)	(590.3)	(26.6)
Restricted stock, net of forfeitures	—	—	0.5	—	—	0.5
Issuance of common stock, net of cost	0.0	0.0	0.0	—	—	0.0
Exercise of warrants	0.2	0.0	(1.2)	—	—	(1.2)
Net loss	—	—	—	—	(19.9)	(19.9)
Balance at June 30, 2025	18.3	0.2	569.0	(6.2)	(610.2)	(47.2)
Restricted stock, net of forfeitures	—	—	0.6	—	—	0.6
Issuance of common stock, net of cost	0.0	0.0	(0.1)	—	—	(0.1)
Exercise of warrants	0.1	0.0	(0.2)	—	—	(0.2)
Net loss	—	—	—	—	(14.3)	(14.3)
Balance at September 30, 2025	18.4	0.2	569.3	(6.2)	(624.5)	(61.2)

See accompanying notes to condensed consolidated financial statements.

KLX Energy Services Holdings, Inc.
Condensed Consolidated Statements of Cash Flows
(In millions of U.S. dollars)
(Unaudited)

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash flows from operating activities:
Net loss	$(47.9)	$(62.1)
Adjustments to reconcile net loss to net cash flows provided by (used in) operating activities
Depreciation and amortization	63.6	71.6
Impairment and other charges	0.5	—
Non-cash compensation	1.4	2.0
Amortization of deferred financing fees	4.9	1.7
Change in provision for inventory reserve	0.5	0.7
Change in allowance for credit losses	0.3	(0.7)
Gain on disposal of property, equipment and other	(5.5)	(5.3)
Non-cash interest expense	22.5	13.1
Loss on debt extinguishment	3.5	1.2
Bargain purchase gain	(6.7)	—
Deferred taxes	(2.0)	—
Other	(0.3)	0.7
Changes in operating assets and liabilities:
Accounts receivable	(21.1)	(12.9)
Inventories	(3.3)	(3.1)
Prepaid expenses and other current and non-current assets	4.2	(0.6)
Accounts payable	(0.3)	(0.1)
Other current and non-current liabilities	3.2	(11.2)
Net cash flows provided by (used in) operating activities	17.5	(5.0)
Cash flows from investing activities:
Purchases of property and equipment	(29.9)	(39.7)
Proceeds from sale of property and equipment	7.4	10.6
Wolf Pack Acquisition	(13.5)	—
Net cash flows used in investing activities	(36.0)	(29.1)
Cash flows from financing activities:
Proceeds from stock issuance, net of costs	(0.2)	0.3
Proceeds from Equity Rights Offering	37.2	—
Borrowings under 2028 ABL Facility	193.9	98.0
Repayments on Prior ABL Facility	—	(50.0)
Repayments on 2028 ABL Facility	(201.0)	(58.0)
Proceeds from issuance of 2030 Senior Notes and warrants	—	225.2
Repayment of 2025 Senior Notes	—	(236.3)
Mandatory redemption on 2030 Senior Notes	(3.8)	(3.6)
Payments on finance lease obligations	(16.0)	(14.8)
Proceeds from financed payables	13.3	5.7
Payments of financed payables	(5.4)	(4.7)
Payments of debt issuance costs	—	(10.5)
Other	(0.2)	(0.4)
Net cash flows provided by (used in) financing activities	17.8	(49.1)
Net change in cash and cash equivalents	(0.7)	(83.2)
Cash and cash equivalents, beginning of period	5.7	91.6
Cash and cash equivalents and restricted cash, end of period	$5.0	$8.4

Supplemental disclosures of cash flow information:
Cash paid during period for:
Income taxes paid, net of refunds	$0.4	$1.0
Interest	8.7	17.0
Supplemental schedule of non-cash activities:
Accrued capital expenditures	11.8	9.9
Non-cash interest expense (paid in kind)	22.5	13.1
Debt-for-equity exchanges	2.2	—
Debt-for-equity exchanges related to the Backstop Exchange	81.7	—
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
NOTE 2 - Business Combinations

On June 2, 2026 (the “Closing Date”), KLX Energy Services Holdings, Inc., a Delaware corporation (the “Company”), completed the acquisition (the “Wolf Pack Acquisition”) of certain assets owned by Wolf Pack Rentals, LLC, a Texas limited liability company (“Wolf Pack” or the “Seller”), pursuant to an asset purchase agreement, dated June 2, 2026, by and among Wolf Pack, KLX Energy Services LLC, a Delaware limited liability company and indirect wholly owned subsidiary of the Company (the “Buyer”) and the Company (the “Purchase Agreement”). The purchase price for the Wolf Pack Acquisition was $16.7, subject to customary post-closing adjustments and to be paid as follows: (i) on the Closing Date, the Buyer paid the Seller $14.1; (ii) two deferred payments of $1.5 each, to be paid at 180 and 360 days after the Closing Date, either in cash or shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), in its sole discretion, with a net present value of $2.7; and (iii) estimated post-closing adjustment to the purchase price of $(0.1).

This transaction was accounted for as a purchase under FASB Accounting Standards Codification Topic 805, Business Combinations (“ASC 805”). The results of operations for the Wolf Pack Acquisition are included in the accompanying condensed consolidated statements of operations from the respective date of acquisition.

Under the acquisition method of accounting, we allocate the fair value of purchase consideration transferred to the tangible assets and intangible assets acquired, if any, and liabilities assumed based on their estimated fair values on the date of the acquisition. The fair values assigned, defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between willing market participants, are based on estimates and assumptions determined by management. The estimated fair value of the assets acquired, net of liabilities assumed, exceeds the purchase consideration, resulting in a bargain purchase gain. The Company believes the bargain purchase gain resulted from an opportunistic transaction. This has been presented as a separate line item on the condensed consolidated statements of operations for the three and nine months ended September 30, 2026.

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

Wolf Pack
Accounts receivable-trade	$7.9
Inventories	0.3
Other current and non-current assets	(0.8)
Property and equipment	22.7
Accounts payable	(4.2)
Accrued liabilities	(1.6)
Other current and non-current liabilities	(0.9)
Bargain purchase gain, net of deferred taxes	(6.7)
Total purchase price	$16.7

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

On a pro forma basis to give effect to the Wolf Pack Acquisition, as if it occurred on January 1, 2025, revenues and net loss for the three and nine months ended September 30, 2026 and September 30, 2025 would have been as follows:

	Unaudited Pro Forma
	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Revenues	$185.6	$175.9	$514.6	$508.5
Net loss	(15.5)	(15.5)	(46.0)	(62.5)
From the acquisition date through June 30, 2026, Wolf Pack contributed approximately $3.4 of revenue and $0.3 of net income (excluding the $6.7 bargain purchase gain and $2.0 tax benefit related to the Wolf Pack

Acquisition) to the Company’s consolidated results. We incurred transaction costs related to the Wolf Pack Acquisition of approximately $0.8 and have included these on the income statement under “Selling, general and administrative”.
NOTE 3 - Inventories, Net

Inventories consisted of the following:

	September 30, 2026	December 31, 2025
Spare parts	$19.7	$19.3
Plugs	7.7	9.0
Consumables	5.0	4.6
Other	4.4	1.9
Subtotal	36.8	34.8
Less: Inventory reserve	(3.5)	(4.1)
Total inventories, net	$33.3	$30.7

Inventories are made up of spare parts, composite and dissolvable plugs, consumables (including thru-tubing accessory tools, chemicals and cement) and other (including coiled tubing strings and wireline spools) used to perform services for customers. The Company values inventories at the lower of cost or net realizable value. Inventories are reported net of inventory reserve of $3.5 and $4.1 as of September 30, 2026 and December 31, 2025, respectively.
NOTE 4 - Property and Equipment, Net

Property and equipment consisted of the following:

	Useful Life (Years)			September 30, 2026	December 31, 2025
Land, buildings and improvements	1	—	40	$34.2	$36.1
Machinery	1	—	20	315.1	299.8
Equipment and furniture	1	—	15	275.7	248.6
ROU assets - finance leases	1	—	20	81.0	84.9
Total property and equipment				706.0	669.4
Less: Accumulated depreciation and amortization				(554.3)	(512.3)
Add: Construction in progress				4.7	4.0
Total property and equipment, net				$156.4	$161.1

Depreciation expense related to non-leased fixed assets was $16.2 and $18.8 for the three months ended September 30, 2026 and 2025, respectively, and $49.0 and $56.7 for the nine months ended September 30, 2026 and 2025, respectively. Finance lease amortization expense was $4.6 and $4.3 for the three months ended September 30, 2026 and 2025, respectively, and $14.3 and $14.5 for the nine months ended September 30, 2026 and 2025, respectively.

Assets Held for Sale

As of September 30, 2026, the Company’s condensed consolidated balance sheet included assets classified as held for sale of $2.0. The assets held for sale are reported within prepaid expenses and other current assets on the condensed consolidated balance sheet and represent the value of two operational facilities and select equipment. These assets were being actively marketed for sale as of September 30, 2026 and are recorded at the lower of their carrying value or fair value less costs to sell.

NOTE 5 - Debt
Outstanding debt consisted of the following:

	September 30, 2026	December 31, 2025
2030 Senior Notes	$172.4	$244.1
2028 ABL Facility	29.0	36.0
Total principal outstanding	201.4	280.1
Less: Unamortized debt issuance costs	(3.6)	(6.2)
Less: Unamortized issue discount	(9.8)	(15.6)
Total debt	188.1	258.3
Less: Current portion of long-term debt	12.6	4.4
Long-term debt	$175.5	$253.9
Equity Rights Offering, Backstop Exchange and Amended and Restated Indenture

On September 29, 2026, the Company completed its previously announced subscription rights offering (the “Rights Offering”), which expired in accordance with its terms at 5:00 p.m., New York City time, on September 23, 2026, and closed the Backstop Exchange (as defined below). Pursuant to the terms of the Rights Offering, 24,975,001 shares of Common Stock were purchased pursuant to the exercise of subscription rights at the subscription price of $1.49 per whole share (the “Subscription Price”) for gross proceeds of $37.2 to the Company. Of the $37.2 gross cash proceeds from the Rights Offering, the Company used $31.0 for general corporate purposes, including to pay fees and expenses in connection with the Rights Offering, and $6.2 to redeem a portion of the 2030 Senior Notes (as defined below) at par, plus accrued and unpaid interest. The Company issued a partial notice of redemption on September 30, 2026 to redeem $6.2 aggregate principal amount of the 2030 Senior Notes, which was completed on October 13, 2026.

As of October 13, 2026, in connection with the Backstop Exchange, the outstanding principal amount of the 2030 Senior Notes was reduced by $94.0 as a result of the combination of par redemptions from excess proceeds in the Rights Offering and the exchange of 2030 Senior Notes for Common Stock in the Backstop Exchange.

Backstop Exchange
The Rights Offering was backstopped by the existing holders (the “Backstop Parties”) of the Company’s Senior Secured Floating Rate Cash / PIK Notes due 2030 (the “2030 Senior Notes”) in an aggregate backstop commitment amount of $94.0 pursuant to a Rights Offering Backstop Agreement (the “Backstop Agreement”), which was reduced to $87.8 (exclusive of $0.5 of accrued but unpaid interest exchanged) as a result of $6.2 of 2030 Senior Notes redeemed with Rights Offering proceeds. The Backstop Parties committed to purchase their respective backstop commitment amounts through an exchange of their 2030 Senior Notes (at 100% of the principal amount thereof plus accrued and unpaid interest) for shares of Common Stock at the Subscription Price (the “Backstop Exchange”). An aggregate of 59,273,445 shares of Common Stock were issued to the Backstop Parties in the Backstop Exchange. As a result of the Backstop Exchange, the Company recognized a loss on debt extinguishment of $3.8 for the three months ended September 30, 2026.

Shares of Common Stock acquired by the Backstop Parties pursuant to the Backstop Exchange were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. In connection with the completion of the Rights Offering, the Company entered into a Registration Rights Agreement, dated as of September 29, 2026 (the “Registration Rights Agreement”), with the Backstop Parties, pursuant to which the Backstop Parties were granted certain customary registration rights in respect of such shares.

Amended and Restated Indenture

In connection with the closing of the Backstop Exchange, the Company, the subsidiaries party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent, entered into an Amended and Restated Indenture, dated as of September 29, 2026 (the “A&R 2030 Senior Notes Indenture”).

The A&R 2030 Senior Notes Indenture amended and restated in its entirety the 2030 Senior Notes Indenture (as defined below). The 2030 Senior Notes remain guaranteed and secured on substantially the same terms other than as described below.

The 2030 Senior Notes Indenture was amended and restated to provide additional covenant flexibility and other amendments, including, among other things: (i) reset the total net leverage ratio maintenance covenant step-down schedule to: (w) 4.50:1.00, commencing with the fiscal quarter ending September 30, 2026, (x) 4.00:1.00, commencing on the fiscal quarter ending June 30, 2027, (y) 3.50:1.00, commencing on the fiscal quarter ending June 30, 2028, and (z) 3.00:1.00, commencing on the fiscal quarter ending June 30, 2029, (ii) relax the total net leverage ratio incurrence test for additional indebtedness from 2.50:1.00 to 3.00:1.00, (iii) permanently exclude capital lease obligations from the definition of “Consolidated Total Indebtedness” for purposes of the financial maintenance covenant, incurrence-based tests/ratios/baskets, and the Secured Net Leverage Ratio (as defined in the A&R 2030 Senior Notes Indenture), (iv) increase the basket for indebtedness in respect of purchase money obligations and capital lease obligations from $75.0 to $85.0, (v) provide for par redemption of 2030 Senior Notes in connection with the Backstop Agreement and exclude Rights Offering redemption proceeds from the excess cash flow sweep, (vi) reset the make-whole expiry date to two years from the effective date of the A&R 2030 Senior Notes Indenture and reduce the premium from 102% to 101%, (vii) grant the holders of the 2030 Senior Notes a right of first offer with respect to any debtor-in-possession financing secured by notes priority collateral on a pro rata basis and (viii) require that any opportunity to provide permitted pari passu notes lien indebtedness be offered first to existing holders on a pro rata basis.

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
Senior Secured Notes
2030 Senior Notes

On March 12, 2025, as part of the Refinancing, the Company and certain of its subsidiaries entered into an indenture, dated as of March 12, 2025 (as amended, the “2030 Senior Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and notes collateral agent, pursuant to which $232.2 of the 2030 Senior Notes were issued. The 2030 Senior Notes will mature on March 12, 2030 and bear a floating rate of interest of Term SOFR plus the Applicable Margin (as defined in the 2030 Senior Notes Indenture) based on the Secured Net Leverage Ratio (as defined in the 2030 Senior Notes Indenture) payable on the last day of the applicable interest period in cash or, at the Company’s election, additional 2030 Senior Notes paid-in-kind on one-, three- or six-month interest periods, which shall include a 100 basis point premium for any period where interest is paid-in-kind. The 2030 Senior Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.

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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than (w) 4.50:1.00, commencing with the fiscal quarter ending September 30, 2026, (x) 4.00:1.00, commencing on the fiscal quarter ending June 30, 2027, (y) 3.50:1.00, commencing on the fiscal quarter ending June 30, 2028, and (z) 3.00:1.00, commencing on the fiscal quarter ending June 30, 2029 and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7.00% of revenues during such test period.

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

On March 6, 2026, the requisite holders agreed to execute the First Amendment to the 2030 Senior Notes Indenture (the “First Amendment to the Indenture”) to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering (as defined below) program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility. As of September 30, 2026, the Company was in compliance with its debt covenants under the 2030 Senior Notes.

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
As of September 30, 2026, the principal amount outstanding under the 2030 Senior Notes was $172.4. On a net basis, after taking into consideration unamortized debt issuance costs and issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of September 30, 2026 was $159.3. The effective interest rate under the 2030 Senior Notes was approximately 12.29% on September 30, 2026. Accrued interest related to the 2030 Senior Notes was $0.6 as of September 30, 2026 and $— as of December 31, 2025.

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

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of September 30, 2026, the Company was in compliance with its financial covenants under the 2028 ABL Facility.
On September 4, 2026, we drew down the full amount of $7.0 available under the FILO Facility, as part of the 2028 ABL Facility, to use for the Company's ongoing operations. As of September 30, 2026, the borrowings outstanding under the 2028 ABL Facility were $29.0, out of which $22.0 were under the Revolving Facility and $7.0 under the FILO Facility. The effective interest rate under the Revolving Facility was approximately 8.42% on September 30, 2026, and the effective interest rate under the FILO Facility was approximately 9.80% on September 30, 2026. Accrued interest related to the 2028 ABL Facility was $0.6 as of September 30, 2026 and $0.4 as of December 31, 2025.
We have funds available under the 2028 ABL Facility of $73.4 on the September 30, 2026 borrowing base certificate.

Prior ABL Facility

On March 12, 2025, in connection with the completion of the Refinancing, the Prior ABL Facility was repaid in full using borrowings under the 2028 ABL Facility and the commitments thereunder terminated.

Other debt-related items

The Company uses standby letters of credit to facilitate commercial transactions with third parties and to secure our performance to certain vendors. Total letters of credit outstanding under the 2028 ABL Facility were $9.0 at September 30, 2026 and $6.9 at December 31, 2025. To the extent liabilities are incurred as a result of the activities covered by the letters of credit, such liabilities are included on the accompanying consolidated balance sheets.

As of September 30, 2026, the Company had $9.8 of outstanding indebtedness related to the financing of various insurance premiums and vehicles and equipment at a weighted average interest rate of approximately 12.11%. Included in this amount is $6.8 of lease agreements for vehicles and equipment we entered into during the nine months ended September 30, 2026, which qualify for failed sale-leaseback treatment in conjunction with the Wolf Pack Acquisition and consequently are treated as financing agreements. These agreements are included on the balance sheet under “Accrued liabilities” at $2.2 and “Other non-current liabilities” at $4.6.
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

The carrying amounts of cash and cash equivalents, accounts receivable-trade and accounts payable represent their respective fair values due to their short-term nature. There was $29.0 and $36.0 debt outstanding under the 2028 ABL Facility as of September 30, 2026 and December 31, 2025, respectively. The fair value of the 2028 ABL Facility approximates its carrying value as of September 30, 2026.

The following tables present the placement in the fair value hierarchy of the 2030 Senior Notes, based on market prices for publicly traded debt, as of September 30, 2026 and December 31, 2025:

		Fair value measurements at reporting date
	September 30, 2026	Level 1	Level 2	Level 3
2030 Senior Notes	$163.5	$—	$—	$163.5
Total Senior Notes	$163.5	$—	$—	$163.5

		Fair value measurements at reporting date
	December 31, 2025	Level 1	Level 2	Level 3
2030 Senior Notes	$246.0	$—	$—	$246.0
Total Senior Notes	$246.0	$—	$—	$246.0

The following tables present the placement in the fair value hierarchy of Assets Held for Sale, as disclosed in Note 4 - Property and Equipment, Net, based on sales contracts and comparative price quotes, as of September 30, 2026 and December 31, 2025:

		Fair value measurements at reporting date using
	September 30, 2026	Level 1	Level 2	Level 3
Assets Held for Sale	$3.7	$—	$3.7	$—
Total Assets Held for Sale	$3.7	$—	$3.7	$—

Fair value measurements at reporting date using
	December 31, 2025	Level 1	Level 2	Level 3
Assets Held for Sale	$—	$—	$—	$—
Total Assets Held for Sale	$—	$—	$—	$—

During the three and nine months ended September 30, 2026, there was no before-tax loss (gain) related to Assets Held for Sale. During the three and nine months ended September 30, 2025, the before-tax loss related to Assets Held for Sale was $— and $0.4.

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

NOTE 8 - Equity and Stock-Based Compensation

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) shares of Common Stock having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act of 1933, as amended (the “Securities Act”). On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.8 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company's election not to deliver a placement notice.

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

During the three and nine months ended September 30, 2026, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.3, respectively.

During the three and nine months ended September 30, 2025, the Company sold — and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $— and $0.6, respectively, and incurred legal and administrative fees of $0.1 and $0.3, respectively.

Equity Rights Offering and Backstop Exchange

On September 29, 2026, the Company completed its Rights Offering and Backstop Exchange. Pursuant to the terms of the Rights Offering, 24,975,001 shares of Common Stock were purchased pursuant to the exercise of subscription rights at the Subscription Price of $1.49 per whole share for gross proceeds of $37.2 to the Company. Of the $37.2 gross cash proceeds from the Rights Offering, the Company used $31.0 for general corporate purposes, including to pay fees and expenses in connection with the Rights Offering, and $6.2 to redeem a portion of the 2030 Senior Notes at par, plus accrued and unpaid interest. In addition, an aggregate of 59,273,445 shares of Common Stock were issued to the Backstop Parties in the Backstop Exchange. As of September 30, 2026, we have accrued for $1.2 in costs related to the Equity Rights Offering. For additional information regarding the Rights Offering and the Backstop Exchange, see Note 5 - Debt.

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

Compensation cost recognized during the three and nine months ended September 30, 2026 and September 30, 2025 was related to grants of restricted stock as approved by the Compensation Committee. Stock-based compensation was $0.5 and $0.6 for the three months ended September 30, 2026 and 2025, respectively, and $1.4 and $2.0 for the nine months ended September 30, 2026 and 2025, respectively. Unrecognized compensation cost related to restricted stock awards made by the Company was $2.4 at September 30, 2026 and $3.0 at December 31, 2025.

NOTE 9 - Income Taxes

Income tax expense (benefit) was $0.2 and $(1.3) for the three and nine months ended September 30, 2026, respectively, and was comprised primarily of state and local taxes, offset by a deferred tax benefit recognized from a reduction in the valuation allowance related to the Wolf Pack Acquisition, recognized in the second quarter of 2026. Comparatively, income tax expense was $0.2 and $0.6 for the three and nine months ended September 30, 2025, respectively, and was comprised primarily of state and local taxes. The Company has a full valuation allowance recorded against its net deferred tax assets and, as a result, it was unable to recognize a federal tax benefit on its year-to-date losses.

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

The following tables present revenues, significant expenses and operating (loss) income by reportable segment:

	Three Months Ended
	September 30, 2026					September 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$58.6	$71.1	$56.1	$(0.2)	$185.6	$50.9	$56.8	$59.4	$(0.4)	$166.7
Less
Cost of sales	43.5	57.7	41.8	(0.2)		39.7	47.8	42.7	(0.4)
Depreciation and amortization	5.1	8.2	7.2			6.1	8.4	8.3
Selling, general and administrative(1)	2.0	3.0	1.5			1.8	3.0	1.6
Other segment items	0.7	1.5	0.7			1.5	1.0	0.2
Segment operating income	$7.3	$0.7	$4.9	$—	$12.9	$1.8	$(3.4)	$6.6	$—	$5.0
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(11.0)					(8.0)
Interest income					0.0					0.0
Interest expense					(13.4)					(11.1)
Loss on debt extinguishment					(3.8)					—
Loss before income tax					$(15.3)					$(14.1)

(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the three months ended September 30, 2026, these consist of $1.0 of cost of sales, $0.3 of depreciation and amortization, $9.4 of selling, general and administrative, and $0.3 of other expenses. For the three months ended September 30, 2025, these consist of $0.7 of cost of sales, $0.4 of depreciation and amortization, $6.5 of selling, general and administrative, and $0.4 of other expenses.

	Nine Months Ended
	September 30, 2026					September 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Revenues	$148.0	$189.5	$160.7	$(0.6)	$497.6	$153.0	$181.2	$146.6	$(1.1)	$479.7
Less
Cost of sales	118.2	155.9	117.3	(0.6)		117.6	146.2	115.1	(1.1)
Depreciation and amortization	16.4	23.6	22.3			19.4	25.1	25.7
Selling, general and administrative(1)	5.9	9.0	4.7			5.6	9.4	4.7
Other segment items	3.8	3.5	3.4			5.5	2.6	3.9
Segment operating income	$3.7	$(2.5)	$13.0	$—	$14.2	$4.9	$(2.1)	$(2.8)	$—	$0.0
Reconciliation of profit or loss (segment profit/(loss))
Unallocated corporate expenses(2)					(22.3)					(28.2)
Interest income					0.0					0.3
Interest expense					(37.6)					(32.4)
Loss on debt extinguishment, net					(3.5)					(1.2)
Loss before income tax					$(49.2)					$(61.5)
(1) Note that the Selling, general and administrative line item in the Consolidated Statement of Operations contains the Other segment items line item here, less the Research and development costs line item.
(2) For the nine months ended September 30, 2026, these consist of $2.9 of cost of sales, $1.2 of depreciation and amortization, $23.2 of selling, general and administrative, and $(5.0) of other expenses. For the nine months ended September 30, 2025, these consist of $2.1 of cost of sales, $1.4 of depreciation and amortization, $23.5 of selling, general and administrative, and $1.2 of other expenses.

Other segment items include research and development costs, allocations and other expenses.

The following tables present revenues by service offering by reportable segment:

	Three Months Ended
	September 30, 2026					September 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$10.2	$19.2	$17.0	$(0.2)	$46.2	$5.0	$9.4	$12.1	$(0.4)	$26.1
Completion	28.0	35.9	28.3		92.2	28.8	32.1	38.4		99.3
Production	15.4	10.8	4.3		30.5	12.9	9.5	4.0		26.4
Intervention	5.0	5.2	6.5		16.7	4.2	5.8	4.9		14.9
Total revenues	$58.6	$71.1	$56.1	$(0.2)	$185.6	$50.9	$56.8	$59.4	$(0.4)	$166.7

	Nine Months Ended
	September 30, 2026					September 30, 2025
	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total	Rocky Mountains	Southwest	Northeast /Mid-Con	Eliminations	Total
Drilling	$23.7	$45.7	$44.5	$(0.6)	$113.3	$17.9	$31.8	$33.9	$(1.1)	$82.5
Completion	71.5	97.5	88.7		257.7	81.7	95.9	88.3		265.9
Production	38.3	30.4	11.9		80.6	38.7	32.8	10.9		82.4
Intervention	14.5	15.9	15.6		46.0	14.7	20.7	13.5		48.9
Total revenues	$148.0	$189.5	$160.7	$(0.6)	$497.6	$153.0	$181.2	$146.6	$(1.1)	$479.7

The following table presents total assets by segment:

	As of
	September 30, 2026	December 31, 2025
Rocky Mountains	$96.7	$103.0
Southwest	160.1	139.2
Northeast/Mid-Con	104.4	92.4
Total	361.2	334.6
Unallocated assets	5.0	5.7
Total assets	$366.2	$340.3

The following table presents cash capital expenditures by reportable segment:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Rocky Mountains	$1.8	$4.0	$5.7	$6.8
Southwest	5.5	3.0	9.3	13.0
Northeast/Mid-Con	5.3	4.9	14.8	19.4
Unallocated expenditures	—	0.1	0.1	0.5
Total capital expenditures	$12.6	$12.0	$29.9	$39.7

NOTE 11 - Net Loss Per Common Share

Basic net loss per common share is computed using the weighted average common shares outstanding during the period. Diluted net loss per common share is computed by using the weighted average common shares outstanding, including the dilutive effect of restricted shares based on an average share price during the period. For the three months ended September 30, 2026 and 2025, 0.7 and 0.8 million shares of Common Stock, respectively, and for the nine months ended September 30, 2026 and 2025, 0.5 and 0.7 million shares of Common Stock, respectively, were excluded from the determination of diluted net loss per common share because their effect would have been anti-dilutive. The computations of basic and diluted net loss per share for the three and nine months ended September 30, 2026 and 2025 are as follows:

	Three Months Ended		Nine Months Ended
	September 30, 2026	September 30, 2025	September 30, 2026	September 30, 2025
Net loss	$(15.5)	$(14.3)	$(47.9)	$(62.1)
(Shares in millions)
Basic weighted average common shares	22.7	19.2	20.9	18.5
Effect of dilutive securities - dilutive securities	—	—	—	—
Diluted weighted average common shares	22.7	19.2	20.9	18.5

Basic net loss per common share	$(0.68)	$(0.74)	$(2.29)	$(3.36)
Diluted net loss per common share	$(0.68)	$(0.74)	$(2.29)	$(3.36)
NOTE 12 - Related Party Transactions

Stuart Porter, a greater than 5% passive shareholder of the company, is the Senior Partner of Trace Capital. From time to time and in the ordinary course of business and at arms-length, certain Trace Capital portfolio companies engage us as service providers. The revenue associated with these related party transactions was $0.0 and $6.8 for the three months ended September 30, 2026 and 2025, respectively, and $4.8 and $7.3 for the nine months ended September 30, 2026 and 2025, respectively. The related accounts receivable balance was $0.0 and $3.9 as of September 30, 2026 and December 31, 2025, respectively.
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
•the effects of the stockholder protection rights plan described herein, including any potential anti-takeover effects;
•our ability to realize the anticipated benefits of the Rights Offering and related transactions; and
•our ability to remediate any material weakness in, or to maintain effective, internal controls over financial reporting and disclosure controls and procedures.

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

The following discussion and analysis addresses the results of our operations for the three and nine months ended September 30, 2026, as compared to our results of operations for the three and nine months ended September 30, 2025. In addition, the discussion and analysis addresses our liquidity, financial condition and other matters for these periods.

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

On June 2, 2026 (the “Closing Date”), KLXE completed the acquisition of certain assets owned by Wolf Pack Rentals, LLC (the “Wolf Pack Acquisition”). The purchase price for the Wolf Pack Acquisition is $16.7, subject to customary post-closing adjustments and to be paid as follows: (i) on the Closing Date, the Buyer paid the Seller $14.1; (ii) two deferred payments of $1.5 each, to be paid at 180 and 360 days after the Closing Date, either in cash or shares of common stock, par value $0.01 per share, of the Company (the “Common Stock”), in its sole discretion, with a net present value of $2.7; and (iii) estimated post-closing adjustment to the purchase price of $0.1.

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

We offer a variety of targeted services that are differentiated by the technical competence and experience of our field service engineers and their deployment of a broad portfolio of specialized tools and proprietary equipment. Our innovative and adaptive approach to proprietary tool design has been employed by our in-house research and development (“R&D”) organization and, in selected instances, by our technology partners to develop tools covered by 41 patents and 8 pending patent applications, which we believe differentiates us from our regional competitors and also allows us to deliver more focused service and better outcomes in our specialized services than larger national competitors that do not discretely dedicate their resources to the services we provide.

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

Recent Developments

Stockholder Protection Rights Plan

On September 23, 2026, our Board of Directors (the “Board”) adopted a stockholder protection rights plan and declared a dividend of one right (a “Right”) in respect of each of the Company’s issued and outstanding shares of Common Stock. The dividend was payable to the stockholders of record at the close of business on October 5, 2026. The terms of the Rights are set forth in the Stockholder Protection Rights Agreement, dated as of September 23, 2026 (as it may be amended from time to time, the “Rights Agreement”), by and between the Company and Computershare Trust Company, N.A., as rights agent.

In general terms, the Rights Agreement imposes significant dilution upon any person or group (other than the Company or certain related persons) that is or becomes the beneficial owner of 10% (the “Triggering Percentage”) or more of the Company’s outstanding Common Stock without the prior approval of the Board. A person or group that becomes the beneficial owner of the Triggering Percentage or more is called an “Acquiring Person.” Any Rights held by an Acquiring Person will be null and void and may not be exercised. Stockholders that beneficially own the Triggering Percentage or more of the Company’s outstanding Common Stock immediately prior to the first public announcement by the Company of the adoption of the Rights Agreement are not considered Acquiring Persons; however, such stockholders generally may not acquire, or obtain the right to acquire, beneficial ownership of one or more additional shares of Common Stock. The term “beneficial ownership” is defined in the Rights Agreement and includes, among other things, certain securities that may be exercised or converted into shares of Common Stock and certain derivative arrangements.

No 13G Investor (as defined in the Rights Agreement) that, together with all its affiliates and associates, is the beneficial owner of Common Stock representing less than 20% of the Common Stock then outstanding, will be deemed to be an “Acquiring Person”; provided, that a 13G Investor may lose its status as such in the circumstances specified in the Rights Agreement.

The Rights are not exercisable until the Distribution Date. The Rights will expire prior to the earliest of (i) the close of business on September 23, 2027, or such later date as may be established by the Board prior to the expiration of the Rights; (ii) the time at which the Rights are redeemed pursuant to the Rights Agreement; (iii) the time at which the Rights are exchanged pursuant to the Rights Agreement; and (iv) the occurrence of certain transactions as described in the Rights Agreement.

The Rights Agreement is attached hereto as Exhibit 4.1 and is incorporated herein by reference. The description of the Rights Agreement herein does not purport to be complete and is qualified in its entirety by reference to Exhibit 4.1.

Recent Trends and Outlook

Demand for services in the oil and natural gas industry is cyclical and subject to sudden and significant volatility. So far in 2026, factors affecting oil prices have included instability and conflict in the Middle East, including military conflict with Iran and related disruptions to shipping through the Strait of Hormuz, attacks on energy infrastructure in the Middle East and Russia, output increases from the largest oil-producing countries and changes in the growth rate of the U.S. and world economies. Oil and natural gas prices have been, and may remain, volatile, which impacts demand for our business. West Texas Intermediate’s (“WTI") average daily price per barrel increased by approximately 32.4%, to $87.12 per Bbl during the three months ended September 30, 2026, compared to the WTI average daily price per barrel of $65.78 per Bbl during the three months ended September 30, 2025. Prices during the quarter were volatile, swinging between $69.60 at their lowest and $107.02 at their highest. For the three months ended September 30, 2026, average U.S. land rig count stood at 575, which is an increase of 6.9% compared to the average rig count during the prior quarter of 538 and an increase of 9.1% compared to the average rig count for the three months ended December 31, 2025 of 527.

Looking ahead to the remainder of the year ending December 31, 2026, assuming economic activity holds at the recent level and commodity prices remain volatile, we anticipate that our customers will allocate capital in a disciplined manner. So far in 2026, WTI prices have generally increased as the conflict with Iran intensified, including following the resumption of military strikes in July, and have decreased during periods of de-escalation, such as following the June 2026 memorandum of understanding. Although we expect this dynamic to hold for the foreseeable future, it is difficult to anticipate future changes in price. Although oil prices remain above the break-even level for most operators, we expect the industry to retain a disciplined approach to drilling and completion expansion, notwithstanding the increase in rig activity compared to the prior year.

Oil and natural gas prices may fluctuate with changes in demand due to, among other things, the ongoing war in Ukraine, the Israel-Hamas conflict, the conflict with Iran, disruptions to shipping through the Strait of Hormuz, attacks on energy infrastructure, international sanctions, speculation as to future actions by OPEC+, gas prices, interest rates, inflation and government efforts to reduce inflation, and possible changes in the overall health of the global economy, including a perceived economic recovery or any increased volatility in financial and credit markets, the imposition of increased, new and retaliatory tariffs or a recession. To what extent these and other external factors (such as government action with respect to climate change regulation) ultimately impact our future business, liquidity, financial condition, and results of operations is highly uncertain and dependent on numerous factors, including future developments, that are not within our control and cannot be accurately predicted.

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

Results of Operations
Three Months Ended September 30, 2026 Compared to Three Months Ended September 30, 2025

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Three Months Ended
	September 30, 2026	September 30, 2025	% Change
Revenue:
Rocky Mountains	$58.6	$50.8	15.4%
Southwest	70.9	56.6	25.3%
Northeast/Mid-Con	56.1	59.3	(5.4)%
Total revenue	$185.6	$166.7	11.3%

	Three Months Ended
	September 30, 2026	September 30, 2025	% Change
Revenue:
Drilling	$46.2	$26.1	77.0%
Completion	92.2	99.3	(7.2)%
Production	30.5	26.4	15.5%
Intervention	16.7	14.9	12.1%
Total revenue	$185.6	$166.7	11.3%

For the quarter ended September 30, 2026, revenues were $185.6, an increase of $18.9, or 11.3%, as compared with the prior year period. The overall increase in revenues reflects an increase in activity during the quarter, leading to higher demand for our services. Higher weighted average price and job mix contributed to approximately 5% of the $18.9 increase, and higher weighted average volume contributed to the remaining approximately 95%. On a segment basis, Rocky Mountains segment revenue increased by $7.8 or 15.4%. Higher weighted average volume contributed to approximately all of the dollar increase. Southwest segment revenue increased by $14.3 or 25.3%. Higher weighted average price and job mix contributed to approximately 13% of the dollar increase, and higher weighted average volume contributed to the remaining approximately 87%. Northeast/Mid-Con segment revenue decreased by $3.2 or 5.4%. Lower weighted average volume contributed to approximately all of the dollar decrease.

Cost of sales. For the quarter ended September 30, 2026, cost of sales were $143.7, or 77.4% of sales, as compared to the three months ended September 30, 2025 of $130.5, or 78.3% of sales. Cost of sales as a percentage of revenues decreased primarily due to higher leverage of fixed costs during the quarter. The two largest components of cost of sales are labor and repair & maintenance. As cost of sales as a percentage of revenues decreased, labor costs per employee increased by 5.2% as compared with the three months ended September 30, 2025. Repair & maintenance costs as a percentage of revenues decreased by (3.8)% as compared to the three months ended September 30, 2025, due to the higher pricing during the quarter.

Selling, general and administrative expenses (“SG&A”). For the quarter ended September 30, 2026, SG&A expenses were $18.8, or 10.1% of revenues, as compared with $15.6, or 9.4% of revenues, in the prior year period. SG&A expenses increased during the quarter as compared to the three months ended September 30, 2025, primarily due to additional costs to execute the Rights Offering.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Three Months Ended
	September 30, 2026	September 30, 2025	% Change
Operating income (loss):
Rocky Mountains	$7.3	$1.8	305.6%
Southwest	0.7	(3.4)	NM
Northeast/Mid-Con	4.9	6.6	(25.8)%
Corporate and other	(11.0)	(8.0)	(37.5)%
Total operating income (loss)	$1.9	$(3.0)	163.3%

For the quarter ended September 30, 2026, operating income was $1.9 compared to operating loss of $3.0 in the prior year period, due to an increase in activity and pricing.

The operating results across our three geographic segments were mixed, as Rocky Mountains operating income increased by 305.6% and Southwest operating results turned positive, while Northeast/Mid-Con operating income decreased by 25.8%. Rocky Mountains segment operating income was $7.3, Southwest segment operating income was $0.7, and Northeast/Mid-Con segment operating income was $4.9 for the three months ended September 30, 2026.

Loss on debt extinguishment. During the quarter ended September 30, 2026, as part of the Backstop Exchange, the Company incurred a $3.8 loss on debt extinguishment associated with the $87.8 reduction in 2030 Senior Notes. This loss consisted of debt issuance costs and original issue discount related to the portion of 2030 Senior Notes being retired as well as issuance costs allocated to the Backstop Exchange itself.

Income tax (benefit) expense. For the quarter ended September 30, 2026, income tax expense was $0.2, as compared to income tax expense of $0.2 in the prior year period, related to state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the quarter ended September 30, 2026, net loss was $15.5, as compared to net loss of $14.3 in the prior year period. In the current year period, revenues were higher, however, this was offset by additional costs related to the Rights Offering and related transactions.

Results of Operations
Nine Months Ended September 30, 2026 Compared to Nine Months Ended September 30, 2025

Revenue. The following is a summary of revenue by segment and product line for the periods indicated:

	Nine Months Ended
	September 30, 2026	September 30, 2025	% Change
Revenue:
Rocky Mountains	$148.0	$152.7	(3.1)%
Southwest	189.0	180.6	4.7%
Northeast/Mid-Con	160.6	146.4	9.7%
Total revenue	$497.6	$479.7	3.7%

	Nine Months Ended
	September 30, 2026	September 30, 2025	% Change
Revenue:
Drilling	$113.3	$82.5	37.3%
Completion	257.7	265.9	(3.1)%
Production	80.6	82.4	(2.2)%
Intervention	46.0	48.9	(5.9)%
Total revenue	$497.6	$479.7	3.7%

For the nine months ended September 30, 2026, revenues were $497.6, an increase of $17.9, or 3.7%, as compared with the prior year period. The overall increase in revenues reflects an increase in activity during the nine months ended, leading to higher demand for our services. Higher weighted average price and job mix contributed to approximately 22% of the $17.9 increase, and higher weighted average volume contributed to the remaining approximately 78%. On a segment basis, Rocky Mountains segment revenue decreased by $4.7 or 3.1%. Lower weighted average volume contributed to approximately all of the dollar decrease. Southwest segment revenue increased by $8.4 or 4.7%. Higher weighted average price and job mix contributed to approximately 28% of the dollar increase, and higher weighted average volume contributed to the remaining approximately 72%. Northeast/Mid-Con segment revenue increased by $14.2 or 9.7%. Higher weighted average price and job mix contributed to approximately 36% of the dollar increase, and higher weighted average volume contributed to the remaining approximately 64%.

Cost of sales. For the nine months ended September 30, 2026, cost of sales were $393.7, or 79.1% of sales, as compared to the nine months ended September 30, 2025 of $379.9, or 79.2% of sales. Cost of sales as a percentage of revenues held steady with the increase of revenues in the current year period. The two largest components of cost of sales are labor and repair & maintenance. Labor costs per employee increased by 4.0% as compared with the nine months ended September 30, 2025. Repair & maintenance costs as a percentage of revenues decreased by (2.4)% as compared to the nine months ended September 30, 2025, due to lower utilization during the nine months ended September 30, 2026.

Selling, general and administrative expenses (“SG&A”). For the nine months ended September 30, 2026, SG&A expenses were $53.2, or 10.7% of revenues, as compared with $55.2, or 11.5% of revenues, in the prior year period. SG&A decreased in dollar value and as a percentage of revenues compared to the nine months ended September 30, 2025 due to company initiatives to control costs.

Operating (loss) income. The following is a summary of operating (loss) income by segment:

	Nine Months Ended
	September 30, 2026	September 30, 2025	% Change
Operating (loss) income:
Rocky Mountains	$3.7	$4.9	(24.5)%
Southwest	(2.5)	(2.1)	(19.0)%
Northeast/Mid-Con	13.0	(2.8)	NM
Corporate and other	(22.3)	(28.2)	20.9%
Total operating loss	$(8.1)	$(28.2)	71.3%

For the nine months ended September 30, 2026, operating loss was $8.1 compared to operating loss of $28.2 in the prior year period, due to an increase in activity and pricing.

The operating results across our three geographic segments were mixed compared to the prior year period, as Rocky Mountains and Southwest experienced decreases in operating performance, while Northeast/Mid-Con turned from an operating loss to operating income. Rocky Mountains segment operating income was $3.7, Southwest segment operating loss was $2.5, and Northeast/Mid-Con segment operating income was $13.0 for the nine months ended September 30, 2026.

Income tax (benefit) expense. For the nine months ended September 30, 2026, income tax benefit was $1.3, compared to income tax expense of $0.6 in the prior year period, with the change primarily due to a deferred tax benefit recognized from the reduction in the valuation allowance, offset by state and local taxes. The Company did not recognize a federal tax benefit on its year-to-date losses because it has a full valuation allowance recorded against its net deferred tax assets.

Net loss. For the nine months ended September 30, 2026, net loss was $47.9, as compared to net loss of $62.1 in the prior year period. The reduction in net loss was primarily attributable to improved operating performance in the Northeast/Mid-Con segment and lower Corporate and other expenses.

Liquidity and Capital Resources

Overview

We require capital to fund ongoing operations, including maintenance expenditures on our existing fleet and equipment, organic growth initiatives, debt service obligations, investments and acquisitions. Our primary sources of liquidity to date have been capital contributions from our equity and note holders, borrowings under our Prior ABL Facility (as defined below) and 2028 ABL Facility (as defined below) and cash flows from operations. At September 30, 2026, we had $5.0 of cash and cash equivalents, and $73.4 available capacity under the 2028 ABL Facility.

We have taken several actions to continue to improve our liquidity position, including efficiencies gained from the QES Merger, equity issuances under our ATM Offering program, debt-for-equity exchanges that have reduced interest burden, completed the Rights Offering and Backstop Exchange, and monetized non-core and obsolete assets. On March 12, 2025, we completed a refinancing of our long-term indebtedness, as described in greater detail under “—Refinancing”, “—ABL Facilities—2028 ABL Facility” and “—Senior Secured Notes—2030 Senior Notes” below and, most recently we completed the Rights Offering and Backstop Exchange, as described in greater detail under “—Equity Rights Offering, Backstop Exchange and Amended and Restated Indenture”. As market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we may further access the public or private debt and equity markets or seek to recapitalize, refinance or otherwise restructure our capital structure.

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

In light of our substantial leverage position, as market conditions warrant and subject to our contractual restrictions, liquidity position and other factors, we have evaluated several alternatives for deleveraging including debt for equity exchanges, non-core asset sales or other potential transactions to recapitalize, refinance or otherwise restructure our capital structure, and on September 29, 2026, we completed the Rights Offering and the Backstop Exchange described below.

For risks associated with the Rights Offering and the Backstop Exchange, please see “Part II. Item 1A. Risk Factors-Risks Related to the Rights Offering and the Backstop Exchange” below.

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
Equity Rights Offering, Backstop Exchange and Amended and Restated Indenture

On September 29, 2026, the Company completed its previously announced subscription rights offering (the “Rights Offering”), which expired in accordance with its terms at 5:00 p.m., New York City time, on September 23, 2026, and closed the Backstop Exchange (as defined below). Pursuant to the terms of the Rights Offering, 24,975,001 shares of Common Stock were purchased pursuant to the exercise of subscription rights at the subscription price of $1.49 per whole share (the “Subscription Price”) for gross proceeds of $37.2 to the Company. Of the $37.2 gross cash proceeds from the Rights Offering, the Company used $31.0 for general corporate purposes, including to pay fees and expenses in connection with the Rights Offering, and $6.2 to redeem a portion of the 2030 Senior Notes (as defined below) at par, plus accrued and unpaid interest. The Company issued a partial notice of redemption on September 30, 2026 to redeem $6.2 aggregate principal amount of the 2030 Senior Notes, which was completed on October 13, 2026.

As of October 13, 2026, in connection with the Backstop Exchange, the outstanding principal amount of the 2030 Senior Notes was reduced by $94.0 as a result of the combination of par redemptions from excess proceeds in the Rights Offering and the exchange of 2030 Senior Notes for Common Stock in the Backstop Exchange.

Backstop Exchange

The Rights Offering was backstopped by the existing holders (the “Backstop Parties”) of the Company’s Senior Secured Floating Rate Cash / PIK Notes due 2030 (the “2030 Senior Notes”) in an aggregate backstop commitment amount of $94.0 pursuant to a Rights Offering Backstop Agreement (the “Backstop Agreement”), which was reduced to $87.8 (exclusive of $0.5 of accrued but unpaid interest exchanged) as a result of $6.2 of 2030 Senior Notes redeemed with Rights Offering proceeds. The Backstop Parties committed to purchase their respective backstop commitment amounts through an exchange of their 2030 Senior Notes (at 100% of the principal amount thereof plus accrued and unpaid interest) for shares of Common Stock at the Subscription Price (the “Backstop Exchange”). An aggregate of 59,273,445 shares of Common Stock were issued to the Backstop Parties in the Backstop Exchange. As a result of the Backstop Exchange, the Company recognized a loss on debt extinguishment of $3.8 for the three months ended September 30, 2026.

Shares of Common Stock acquired by the Backstop Parties pursuant to the Backstop Exchange were not registered under the Securities Act of 1933, as amended (the “Securities Act”), and were issued in a private placement exempt from registration under Section 4(a)(2) of the Securities Act. In connection with the completion of the Rights Offering, the Company entered into a Registration Rights Agreement, dated as of September 29, 2026 (the “Registration Rights Agreement”), with the Backstop Parties, pursuant to which the Backstop Parties were granted certain customary registration rights in respect of such shares.

Amended and Restated Indenture
In connection with the closing of the Backstop Exchange, the Company, the subsidiaries party thereto, as guarantors, and U.S. Bank Trust Company, National Association, as trustee and notes collateral agent, entered into an Amended and Restated Indenture, dated as of September 29, 2026 (the “A&R 2030 Senior Notes Indenture”).

The A&R 2030 Senior Notes Indenture amended and restated in its entirety the 2030 Senior Notes Indenture (as defined below). The 2030 Senior Notes remain guaranteed and secured on substantially the same terms other than as described below.

The 2030 Senior Notes Indenture was amended and restated to provide additional covenant flexibility and other amendments, including, among other things: (i) reset the total net leverage ratio maintenance covenant step-down schedule to: (w) 4.50:1.00, commencing with the fiscal quarter ending September 30, 2026, (x) 4.00:1.00, commencing on the fiscal quarter ending June 30, 2027, (y) 3.50:1.00, commencing on the fiscal quarter ending June 30, 2028, and (z) 3.00:1.00, commencing on the fiscal quarter ending June 30, 2029, (ii) relax the total net leverage ratio incurrence test for additional indebtedness from 2.50:1.00 to 3.00:1.00, (iii) permanently exclude capital lease obligations from the definition of “Consolidated Total Indebtedness” for purposes of the financial maintenance covenant, incurrence-based tests/ratios/baskets, and the Secured Net Leverage Ratio (as defined in the A&R 2030 Senior Notes Indenture), (iv) increase the basket for indebtedness in respect of purchase money obligations and capital lease obligations from $75.0 to $85.0, (v) provide for par redemption of 2030 Senior Notes in connection with the Backstop Agreement and exclude Rights Offering redemption proceeds from the excess cash flow sweep, (vi) reset the make-whole expiry date to two years from the effective date of the A&R 2030 Senior Notes Indenture and reduce the premium from 102% to 101%, (vii) grant the holders of the 2030 Senior Notes a right of first offer with respect to any debtor-in-possession financing secured by notes priority collateral on a pro rata basis and (viii) require that any opportunity to provide permitted pari passu notes lien indebtedness be offered first to existing holders on a pro rata basis.

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
Senior Secured Notes

2030 Senior Notes

On March 12, 2025, as part of the Refinancing, the Company and certain of its subsidiaries entered into an indenture, dated as of March 12, 2025 (as amended, the “2030 Senior Notes Indenture”), with U.S. Bank Trust Company, National Association, as the trustee and notes collateral agent, pursuant to which $232.2 of the 2030 Senior Notes were issued. The 2030 Senior Notes will mature on March 12, 2030 and bear a floating rate of interest of Term SOFR plus the Applicable Margin (as defined in the 2030 Senior Notes Indenture) based on the Secured Net Leverage Ratio (as defined in the 2030 Senior Notes Indenture) payable on the last day of the applicable interest period in cash or, at the Company’s election, additional 2030 Senior Notes paid-in-kind on one-, three- or six-month interest periods, which shall include a 100 basis point premium for any period where interest is paid-in-kind. The 2030 Senior Notes are senior secured obligations of the Company and are guaranteed on a senior secured basis by each of the Company’s current domestic subsidiaries and by certain future subsidiaries, subject to agreed guaranty and security principles and certain exclusions.

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

The 2030 Senior Notes Indenture contains certain financial covenants that include (i) a maximum total net leverage ratio of not greater than (w) 4.50:1.00, commencing with the fiscal quarter ending September 30, 2026, (x) 4.00:1.00, commencing on the fiscal quarter ending June 30, 2027, (y) 3.50:1.00, commencing on the fiscal quarter ending June 30, 2028, and (z) 3.00:1.00, commencing on the fiscal quarter ending June 30, 2029 and (ii) restrictions on making net capital expenditures in any test period in excess of the greater of (x) $65.0 in the aggregate or (y) 7.00% of revenues during such test period.

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

On March 6, 2026, the requisite Investors agreed to execute the First Amendment to the Indenture to provide financial covenant relief in the form of (i) extending the period for which the maximum total net leverage ratio covenant is tested at 4.50 to 1.0 through and including the testing period ending March 31, 2027, stepping down to 3.50 to 1.0 for the testing periods ending June 30, 2027 through and including March 31, 2028, to 3.00 to 1.0 for the testing periods ending June 30, 2028 through and including March 31, 2029, and to 2.50 to 1.0 for the testing periods ending June 30, 2029 and thereafter, (ii) a temporary holiday to exclude capital lease obligations as indebtedness for the purposes of determining compliance with the maximum total net leverage ratio covenant for the testing periods ending December 31, 2025 through and including March 31, 2027 and (iii) clarifying that proceeds from our ATM Offering program may be applied as an equity cure. The First Amendment to the Indenture also establishes additional debt and lien baskets to permit the issuance of letters of credit by third parties for the Company’s account in favor of insurers in connection with a $6.7 substitute insurance collateral facility. As of September 30, 2026, the Company was in compliance with its financial covenants under the 2030 Senior Notes.

Also in connection with our entry into the First Amendment to the Indenture, we issued Warrants to our noteholders, based on their pro rata ownership of principal amount of the 2030 Senior Notes, providing for the purchase of up to 803,712 shares of Common Stock at an exercise price of $0.01 per share, subject to adjustment, pursuant to Section 4(a)(2) of the Securities Act.

There is no certainty that the First Amendment to the Indenture or the amendments set forth in the A&R 2030 Senior Notes Indenture will be sufficient to allow us to comply with our covenants under the 2030 Senior Notes Indenture or that we will be able to obtain future amendments in the event we are unable to comply with such covenants. For additional details, see “Part I. Item 1A. Risk Factors—Risks Relating to Financial Considerations—The 2030 Senior Notes Indenture and the 2028 ABL Facility have significant financial and operating restrictions that may have an adverse effect on our business, financial condition and results of operations. A failure to comply with the obligations contained in any such agreement governing our indebtedness could result in an event of default under such agreement, which could permit acceleration of the related debt, enforcement against any liens securing the related debt and acceleration of debt under other instruments that may contain cross acceleration or cross default provisions. We may not have, or may not be able to obtain, sufficient funds to make any required accelerated payments” in our Annual Report on Form 10-K for the year ended December 31, 2025.

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

As of September 30, 2026, the principal amount outstanding under the 2030 Senior Notes was $172.4. On a net basis, after taking into consideration unamortized debt issuance costs and issue discount for the 2030 Senior Notes, total debt related to the 2030 Senior Notes as of September 30, 2026 was $159.3. The effective interest rate under the 2030 Senior Notes was approximately 12.29% on September 30, 2026. Accrued interest related to the 2030 Senior Notes was $0.6 as of September 30, 2026 and $— as of December 31, 2025.
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

The 2028 ABL Facility includes financial, operating and negative covenants that limit our ability to incur indebtedness, to create liens or other encumbrances, to make certain payments and investments, including dividend payments, to engage in transactions with affiliates, to engage in sale/leaseback transactions, to guarantee indebtedness and to sell or otherwise dispose of assets and merge or consolidate with other entities. It also includes a covenant to deliver annual audited financial statements that are not qualified by a “going concern” or like qualification or exception. A failure to comply with the obligations contained in the 2028 ABL Facility could result in an event of default, which could permit acceleration of the debt, termination of undrawn commitments and enforcement against any liens securing the debt. The 2028 ABL Facility contains certain other covenants (including the ability to incur indebtedness for the purpose of consummating permitted acquisitions, subject to the terms of the 2028 ABL Facility), events of default and other customary provisions. As of September 30, 2026, the Company was in compliance with its financial covenants under the 2028 ABL Facility.
As of September 30, 2026, the borrowings outstanding under the 2028 ABL Facility were $29.0, out of which $22.0 were under the Revolving Facility and $7.0 under the FILO Facility. The effective interest rate under the Revolving Facility was approximately 8.42% on September 30, 2026, and the effective interest rate under the FILO Facility was approximately 9.80% on September 30, 2026. Accrued interest related to the 2028 ABL Facility was $0.6 as of September 30, 2026 and $0.4 as of December 31, 2025.
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

Capital Expenditures

Our capital expenditures were $29.9 during the nine months ended September 30, 2026, compared to $39.7 in the nine months ended September 30, 2025. We offset $7.4 of capital spending during the nine months ended September 30, 2026 with the same amount of proceeds from asset sales. Based on current industry conditions and our significant investments in capital expenditures over the past several years, we expect to incur approximately $40.0 in total capital expenditures for the year ending December 31, 2026. The nature of our capital expenditures is comprised of a base level of investment required to support our current operations and amounts related to growth and Company initiatives. Capital expenditures for growth and Company initiatives are discretionary. We continually evaluate our capital expenditures, and the amount we ultimately spend will depend on a number of factors, including expected industry activity levels and Company initiatives.

Equity Distribution Agreement

On June 14, 2021, the Company entered into an Equity Distribution Agreement (as amended from time to time, the “Equity Distribution Agreement”) with Piper Sandler & Co. as sales agent (the “Agent”). Pursuant to the terms of the Equity Distribution Agreement, the Company may sell from time to time through the Agent (the “ATM Offering”) shares of Common Stock having an aggregate offering price of up to $50.0. On November 16, 2022, the Company entered into Amendment No. 1 to the Equity Distribution Agreement, which, among other things, allows for debt-for-equity exchanges in accordance with Section 3(a)(9) of the Securities Act. On March 14, 2025, the Company entered into Amendment No. 2 to the Equity Distribution Agreement (the “EDA Amendment”), which, among other things, increased the aggregate offering price to up to approximately $57.75 (which amount includes all of the Common Stock previously sold pursuant to the Equity Distribution Agreement prior to the EDA Amendment) and provides for the Company's election not to deliver a placement notice. Under the terms of the Equity Distribution Agreement, the Company will pay the Agent a commission equal to 3.0% of the gross sales price of the Common Stock sold.

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

During the three and nine months ended September 30, 2026, the Company did not sell any shares of Common Stock and incurred legal and administrative fees of $0.1 and $0.3, respectively.

During the three and nine months ended September 30, 2025, the Company sold — and 167,769 shares of Common Stock, respectively, in exchange for gross proceeds of approximately $— and $0.6, respectively, and incurred legal and administrative fees of $0.1 and $0.3, respectively.

Cash Flows

Our cash flows provided by operating activities for the nine months ended September 30, 2026 were approximately $17.5 as compared to approximately $5.0 used in operating activities for the nine months ended September 30, 2025. Our operating cash flows are sensitive to many variables, the most significant of which are utilization and profitability, the timing of billing and customer collections, payments to our vendors, repair and maintenance costs and personnel, any of which may affect our available cash. Additionally, should our customers experience financial distress for any reason, they could default on their payments owed to us, which would affect our cash flows and liquidity.

At September 30, 2026, we had $5.0 of cash and cash equivalents. Cash on hand at September 30, 2026 decreased by $0.7, as a result of $17.5 of cash flows provided by operating activities, $36.0 of cash flows used in investing activities and $17.8 provided by financing activities. Our liquidity requirements consist of working capital needs, debt service obligations and ongoing capital expenditure requirements. Our primary requirements for working capital are directly related to the activity level of our operations.

The following table sets forth our cash flows for the periods presented below:

	Nine Months Ended
	September 30, 2026	September 30, 2025
Cash and cash equivalents and restricted cash, beginning of period	$5.7	$91.6
Net cash flows provided by (used in) operating activities	17.5	(5.0)
Net cash flows used in investing activities	(36.0)	(29.1)
Net cash flows provided by (used in) financing activities	17.8	(49.1)
Net change in cash and cash equivalents and restricted cash	(0.7)	(83.2)
Cash and cash equivalents and restricted cash balance end of period	$5.0	$8.4

Net cash provided by (used in) operating activities

Net cash provided by operating activities was $17.5 for the nine months ended September 30, 2026, as compared to net cash used in operating activities of $5.0 for the nine months ended September 30, 2025. The positive operating cash flows were attributable to improvements in working capital requirements in the current year.

Net cash used in investing activities

Net cash used in investing activities was $36.0 for the nine months ended September 30, 2026, as compared to net cash used in investing activities of $29.1 for the nine months ended September 30, 2025. Outside of the cash paid for the Wolf Pack Acquisition, the cash flows used in investing activities for the nine months ended September 30, 2026 were primarily driven by maintenance capital spending tied to the operation of our existing asset base offset by sales of property and equipment.

Net cash provided by (used in) financing activities

Net cash provided by financing activities was $17.8 for the nine months ended September 30, 2026, compared to net cash used in financing activities of $49.1 for the nine months ended September 30, 2025. In the current year, we completed the Rights Offering, which brought gross proceeds of $37.2 to the Company. We refinanced both our 2025 Senior Notes and Prior ABL Facility during the nine months ended September 30, 2025, which brought additional cash outlays in the prior year.

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

In connection with the preparation of this Quarterly Report for the quarter ended September 30, 2026, an evaluation was performed under the supervision of and with the participation of management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the Company’s disclosure controls and procedures. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2026.

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

Risks Related to the Rights Offering and the Backstop Exchange

The sale of substantial amounts of our Common Stock could adversely affect the price of our Common Stock.

Sales of substantial amounts of our Common Stock in the public market, and the availability of shares of our Common Stock for future sale, including shares of our Common Stock issued in the Rights Offering and the Backstop Exchange, could cause the market price of our Common Stock to remain low for a substantial amount of time.

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

Certain of the Backstop Parties hold a significant ownership position in the Company, which may allow them to exert significant influence over corporate matters.

After giving effect to the Rights Offering and the Backstop Exchange, affiliates of Cross Ocean Partners Management LP (“Cross Ocean”) and Whitebox Advisors LLC (“Whitebox”) hold 22,495,104 and 13,055,633 shares of Common Stock, respectively (representing 21.3% and 12.4%, respectively, of our outstanding Common Stock as of October 31, 2026), according to Schedule 13D filings made by each of them on October 6, 2026.

As a result of their substantial ownership of our capital stock, Cross Ocean and Whitebox may be able to significantly influence matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our Company or our assets. This concentration of ownership may limit the ability of other stockholders to influence corporate matters and may cause us to make strategic decisions that could involve risks to you or that may not be aligned with your interests. Additionally, pursuant to the Backstop Agreement, each of Cross Ocean and Whitebox designated one individual that is independent under applicable listing standards, requirements and rules of the Nasdaq Global Select Market, and our Board of Directors appointed such designees, Franklin S. Edmonds, Jr. and E. Dirk Hallen, to our Board of Directors. For so long as each of Cross Ocean and Whitebox, together with its controlled affiliates, beneficially owns at least 7.5% of our outstanding Common Stock, it has the right to have its designee included in the slate of nominees recommended by our Board of Directors at each annual meeting of stockholders and to designate a replacement to fill any vacancy created by its designee ceasing to serve. This influence may adversely affect the market price of our Common Stock.

Our stockholder protection rights plan, or “poison pill,” includes terms and conditions that could discourage a takeover or other transaction that stockholders may consider favorable.

In order to provide the Board with time to make informed decisions that are in the best long-term interests of the Company and its stockholders, on September 23, 2026, our Board adopted a stockholder protection rights plan, which could discourage, delay or prevent an acquisition of the Company at a premium price. The rights plan provides for preferred stock purchase rights attached to each share of our Common Stock, which will cause substantial dilution to a person or group that becomes the beneficial owner of 10% or more of our outstanding Common Stock without the prior approval of our Board. As a result, the overall effect of the rights plan may be to render more difficult or discourage a merger, tender or exchange offer or other business combination involving our Company that is not approved by the Board even if the offer may be considered beneficial by some stockholders. The Rights will expire no later than the close of business on September 23, 2027, unless such date is extended by the Board prior to the expiration of the Rights.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

The following table presents the total number of shares of our Common Stock that we repurchased during the three months ended September 30, 2026:

Period	Total number of shares purchased(1)	Average price paid per share(2)	Total number of shares purchased as part of publicly announced plans or programs(3)	Approximate dollar value of shares that may yet be purchased under the plans or programs
July 1, 2026 - July 31, 2026	—	$—	—	$48,859,603
August 1, 2026 - August 31, 2026	—	$—	—	$48,859,603
September 1, 2026 - September 30, 2026	—	$—	—	$48,859,603
Total	—		—
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

4.1
Stockholder Protection Rights Agreement, dated as of September 23, 2026, by and between KLX Energy Services Holdings, Inc. and Computershare Trust Company, N.A., as Rights Agent (incorporated by reference to Exhibit 4.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on September 23, 2026, File No. 001-38609).

4.2+
Amended and Restated Indenture, dated as of September 29, 2026, among KLX Energy Services Holdings, Inc., the guarantors party thereto and U.S. Bank Trust Company, National Association, as trustee and collateral agent (incorporated by reference to Exhibit 4.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on September 30, 2026, File No. 001-38609).

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
10.3
Registration Rights Agreement, dated as of September 29, 2026, by and among KLX Energy Services Holdings, Inc. and the stockholder party thereto (incorporated by reference to Exhibit 10.1 of KLX Energy Services Holdings, Inc.’s Current Report on Form 8-K, filed on September 30, 2026, File No. 001-38609).

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
*    Filed herewith.
**    Furnished herewith.

† Management contract or compensatory plan or arrangement
+ Certain schedules and exhibits to this agreement have been omitted pursuant to Item 601(a)(5) of Regulation S-K. The registrant agrees to furnish supplementally a copy of any omitted schedule or exhibit to the SEC upon request.

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

KLX ENERGY SERVICES HOLDINGS, INC.

By:	/s/ Christopher J. Baker
Christopher J. Baker
President, Chief Executive Officer and Director

Date: November 6, 2026

By:	/s/ Geoffrey C. Stanford
Geoffrey C. Stanford
Senior Vice President, Interim Chief Financial Officer and Chief Accounting Officer

Date: November 6, 2026